Form 10-Q
period 1999-09-30
INTERACTIVE INTELLIGENCE INC
filed 1999-11-10
CIK 1083318

QuickLinks

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 000-27385

INTERACTIVE INTELLIGENCE, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-1933097
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8909 Purdue Road
Suite 300
Indianapolis, Indiana 46268
(Address of principal executive offices)

(317) 872-3000
(Registrant's telephone number)

    Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

    The number of shares of common stock outstanding on October 31, 1999 was 13,808,956.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements and Footnotes

Interactive Intelligence, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30, 1999	December 31, 1998
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$24,476	$2,021
Accounts receivable, net of allowance for doubtful accounts of $398 in 1999 and $272 in 1998	4,028	3,269
Prepaid expenses and other current assets	617	344

Total current assets	29,121	5,634
Property and equipment, net	3,815	2,440
Other assets, net	326	165

Total assets	$33,262	$8,239

Liabilities and shareholders' equity (deficit)
Current liabilities:
Accounts payable and accrued liabilities	$1,826	$1,597
Accrued compensation and related expenses	516	265
Deferred revenue	4,828	1,500
Current portion of capital lease obligations	584	541

Total current liabilities	7,754	3,903
Amounts due—shareholder	—	8,553
Capital lease obligations, net of current portion	493	937
Shareholders' equity (deficit):
Preferred stock, no par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 authorized; 13,770,086 issued and outstanding at September 30, 1999, 10,075,891 issued and outstanding at December 31, 1998	45,855	9,487
Accumulated deficit	(20,840)	(14,641)

Total shareholders' equity (deficit)	25,015	(5,154)

Total liabilities and shareholders' equity (deficit)	$33,262	$8,239

The accompanying notes are an integral part of these condensed financial statements.

Interactive Intelligence, Inc.

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	1999	1998	1999	1998
Revenues:
Software	$3,915	$2,203	$9,397	$5,183
Services	1,315	437	3,141	844

Total revenues	5,230	2,640	12,538	6,027

Costs and expenses:
Costs of software	74	17	134	41
Costs of services	1,605	937	3,965	2,324
Sales and marketing	2,617	1,782	7,170	4,497
Research and development	1,933	1,035	4,937	2,872
General and administrative	771	364	1,906	954

Total costs and expenses	7,000	4,135	18,112	10,688

Operating loss	(1,770)	(1,495)	(5,574)	(4,661)
Interest expense, net	227	238	625	666

Loss before income taxes	(1,997)	(1,733)	(6,199)	(5,327)
Income taxes	—	—	—	—

Net loss	$(1,997)	$(1,733)	$(6,199)	$(5,327)

Net loss per share:
Basic and diluted	$(0.18)	$(0.19)	$(0.58)	$(0.63)

Shares used to compute net loss per share:
Basic and diluted	10,957	9,012	10,679	8,476

The accompanying notes are an integral part of these condensed financial statements.

Interactive Intelligence, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine months ended September 30,
	1999	1998
Operating activities
Net loss	$(6,199)	$(5,327)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,191	550
Amortization of deferred stock-based compensation	53	—
Changes in operating assets and liabilities:
Accounts receivable	(759)	(2,941)
Prepaid expenses and other current assets	(273)	(59)
Accounts payable and accrued liabilities	229	657
Accrued compensation and related expenses	251	177
Deferred revenue	3,328	1,320
Accounts payable and deferred compensation—shareholder	(584)	75

Net cash used by operating activities	(2,763)	(5,548)
Investing activities
Purchases of property and equipment, net	(2,566)	(567)
Change in other assets	(161)	(32)

Net cash used by investing activities	(2,727)	(599)
Financing activities
Borrowings under lines of credit	2,762	—
Repayment of lines of credit	(2,762)	—
Principal payments on capital lease obligations	(401)	(190)
Borrowings under notes payable and accrued interest—shareholder	1,084	2,708
Repayments of notes payable and accrued interest—shareholder	(7,969)	—
Proceeds from issuances of common stock	35,101	—
Repurchases of common stock	(75)	—
Proceeds from stock options exercised	205	3,443

Net cash provided by financing activities	27,945	5,961

Net increase (decrease) in cash and cash equivalents	22,455	(186)
Cash and cash equivalents, beginning of period	2,021	390

Cash and cash equivalents, end of period	$24,476	$204

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property and equipment with capital lease	$—	$822

The accompanying notes are an integral part of these condensed financial statements.

Interactive Intelligence, Inc

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Description of Business and Basis of Presentation

    Interactive Intelligence, Inc. (the "Company") develops, markets, and supports enterprise software that allows its customers to automate virtually every aspect of their business communications. The Company's flagship product, Enterprise Interaction Center (EIC), is a complete communications solution providing PBX (private branch exchange), ACD (automated call distributor), IVR (interactive voice response), unified messaging, and Internet functionality on a single Windows NT Server. The Company currently derives substantially all of its revenues from licenses of EIC and related services.

    Principal operations of the Company commenced during 1997. In 1998, the Company established a wholly-owned subsidiary in France and a branch office in Japan. The Company's products are marketed primarily in North America, Western Europe, South Africa and the Asia/Pacific region.

    The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented.

    The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    These financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 1998, included in our prospectus, dated September 22, 1999, filed with the Securities and Exchange Commission in connection with our initial public offering. Our results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

2.  Net Loss Per Common Share

    Basic loss per share is calculated based on the weighted-average number of outstanding common shares. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares.

    The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	1999	1998	1999	1998
Net loss	$(1,997)	$(1,733)	$(6,199)	$(5,327)

Basic and diluted Weighted average shares used to compute net loss per share:	10,957	9,012	10,679	8,476

Basic and diluted net loss per share:	$(0.18)	$(0.19)	$(0.58)	$(0.63)

    The Company's calculation of diluted net loss per share excludes potential common shares as the effect would be antidilutive. Potential common shares are composed of shares of common stock of the Company issuable upon the exercise of stock options. Options to purchase 2,271,439 shares of common stock with exercise prices of $0.13 to $24.75 per share were outstanding as of September 30, 1999 and options to purchase 2,330,603 shares of common stock with exercise prices of $0.13 to $3.00 per share were outstanding as of September 30, 1998.

3.  Contingencies

    In June 1999 and September 1999, the Company received letters from a competitor in the call center market claiming that the Company's products utilize technologies pioneered and patented by that competitor. The Company's patent counsel has reviewed all of the patents listed in the letter dated June 1999 from the competitor and is in the process of reviewing the additional patents listed in the letter dated September 1999. Based on the advice of the Company's patent counsel, the Company believes that its products do not infringe any of the patents listed in either letter. The Company intends to continue to discuss its conclusion with the competitor, but cannot assure you that the competitor will concur with the Company's conclusion or that this matter can be resolved amicably, without infringement claims being made by the competitor or without a material adverse effect on the Company's business, financial condition or results of operations.

4.  Initial Public Offering

    On September 23, 1999 the Company completed an initial public offering of 3,000,500 shares at an offering price of $13.00 per share, including the underwriters' exercise of its overallotment option to purchase 300,500 shares. The net proceeds to the Company from the public offering and the exercise of the overallotment option by the underwriters, after deducting the underwriting discounts and commissions and offering expenses payable by the Company, were approximately $34.9 million. The Company used approximately $8.1 million of its initial public offering proceeds to repay interest-bearing and non-interest bearing amounts due its principal shareholder.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

    Certain statements in this Form 10-Q contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can be identified by their use of such verbs as "expects," "anticipates," and "believes" or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, the "Factors Affecting Operating Results" described herein and the Risk Factors described in our Securities and Exchange Commission filings, including the Registration Statement on Form S-1, as amended (Registration No. 333-79509), effective September 22, 1999.

Overview

    We are a leading developer of enterprise software that allows our customers to automate virtually every aspect of their business communications. When installed on a Windows NT™ server, our flagship product, Enterprise Interaction Center™ or EIC, provides a single, integrated solution capable of processing thousands of interactions per hour, including telephone calls, e-mails, faxes, voice mail messages, Internet chat sessions, Web callback requests and voice over Net calls. EIC is a unique software solution that replaces a variety of traditional devices such as private branch exchange devices or PBXs, interactive voice response systems or IVRs, automatic call distributors or ACDs, voice mail systems, fax servers, call recorders and computer telephony integration or CTI gateways.

    We commenced operations in October 1994. Through the end of 1996, we focused primarily on research and development activities. EIC was released in March 1997. In 1997 and 1998, we expanded our operations to capitalize on the increased market demand for communications and interaction management software. We decided, at the expense of profitability, to continue investing significantly in research and development, and to accelerate our investments in marketing, services and sales operations. We had no revenue in 1996, and our total revenues were $1.6 million in 1997 and $9.0 million in 1998. Through the nine months ended September 30, 1999, our total revenues were $12.5 million.

    We believe our investments in research and development and in marketing, services and sales operations will continue to be critical to our revenue growth. However, these investments have also significantly increased our operating costs and expenses, contributing to the operating and net losses that we have incurred in each fiscal quarter since our formation. We anticipate that our operating costs and expenses will increase substantially for the foreseeable future as we continue to expand our research and development, marketing, services and sales operations. Accordingly, we are likely to continue to experience losses and negative cash flows from operations in future quarters. We cannot assure you when or if we will achieve profitability or, if achieved, that we will be able to sustain profitability. Our operating results have varied significantly from quarter to quarter and may continue to do so in the future. As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, and you should not rely on them as an indication of our future performance.

Historical Results of Operations

    The following table presents certain financial data, derived from our unaudited statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three and nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for the full year or for any future period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
Revenues:
Software	75%	83%	75%	86%
Services	25	17	25	14

Total revenues	100	100	100	100

Costs and expenses:
Costs of software	1	1	1	1
Costs of services	31	35	32	39
Sales and marketing	50	68	57	75
Research and development	37	39	39	48
General and administrative	15	14	15	14

Total costs and expenses	134	157	144	177

Operating loss	(34)	(57)	(44)	(77)
Interest expense, net	(4)	(9)	(5)	(11)

Net loss before income taxes	(38)	(66)	(49)	(88)
Income taxes	—	—	—	—

Net loss	(38)%	(66)%	(49)%	(88)%

Revenues

    Our total revenues increased 98% from $2.6 million for the three months ended September 30, 1998 to $5.2 million for the three months ended September 30, 1999. Total revenues increased 108% from $6.0 million for the nine months ended September 30, 1998, to $12.5 million for the nine months ended September 30, 1999. Non-North American revenues grew from $479,000 and $726,000 for the three and nine months ended September 30, 1998, to $1.1 million and $2.5 million for the three and nine months ended September 30, 1999. Our revenues are derived primarily from license fees and charges for services, including product maintenance, education services, and professional services. The increase in total revenues resulted primarily from increases in the number of both new and existing software licenses and, to a lesser extent, product maintenance revenues. We anticipate that software revenues will continue to represent the majority of our revenues for the foreseeable future.

    Software.  Our software revenues increased 78% from $2.2 million for the three months ended September 30, 1998, to $3.9 million for the three months ended September 30, 1999. Software revenues increased 81% from $5.2 million for the nine months ended September 30, 1998, to $9.4 million for the nine months ended September 30, 1999. The increase in software revenues can be attributed to an increase in EIC licenses as a result of the July 1999 release of EIC Version 1.3, continued market acceptance for our products, and a growing geographic presence in North America, Europe, and the Asia/Pacific region.

    Services.  Services revenues increased from $437,000 for the three months ended September 30, 1998, to $1.3 million for the three months ended September 30, 1999. Services revenues increased from $844,000 for the period ending September 30, 1998, to $3.1 million for the period ending September 30, 1999. The increase in services revenue was primarily due to an increase in product maintenance revenues, which is related to our growing installed base of end-user customers. We also realized additional education revenues and additional implementation and customization revenues from our recently established professional services organization.

Cost and Expenses

    Our total costs and expenses increased 69% from $4.1 million for the three months ending September 30, 1998, to $7.0 million for the three months ended September 30, 1999. Similarly, total costs and expenses increased 69% from $10.7 million for the nine months ended September 30, 1998, to $18.1 million for the nine months ended September 30, 1999. The increase in amount was primarily due to increases in investments in our research and development, marketing, and sales and services efforts.

    Costs of Software.  Costs of software consist primarily of product royalties paid to third-parties for the use of their technologies in our products and, to a lesser extent, software packaging costs, which includes product media, duplication and documentation. Costs of software increased from $17,000 for the three months ended September 30, 1998, to $74,000 for the three months ended September 30, 1999. This represents 1% of software revenues for the three months ended September 30, 1998 and 2% for the three months ended September 30, 1999. Costs of software increased from $41,000 for the nine months ended September 30, 1998 to $134,000 for the nine months ended September 30, 1999. This represents 1% of software revenues in both periods. The increase was due to royalties owed as a result of higher software revenues and software packaging costs associated with the releases of EIC Version 1.3 and Interaction Dialer. We expect product royalties to continue to increase as we release additional products and integrate additional third-party functions and features into our product offerings.

    Costs of Services.  Costs of services consist primarily of compensation expenses for technical support, education, and professional services personnel and other costs associated with supporting our resellers and end-user customers. Costs of services increased from $937,000 from the three months ended September 30, 1998, to $1.6 million for the three months ended September 30,1999. Costs of services increased from $2.3 million for the nine months ended September 30, 1998, to $3.9 million for the nine months ended September 30, 1999. As a percentage of total services revenues, cost of services represented 214% and 122% for the three months ended September 30, 1998 and 1999, respectively, and 275% and 126% for the nine months ended September 30, 1998 and 1999, respectively. The increase in amount was due to an ongoing effort to maximize our reseller effectiveness and end-user customer satisfaction through the development and expansion of our technical support, education and professional services organizations. We expect that costs of services will increase as we make continued investments to support our end-user customer base and resellers.

    Sales and Marketing.  Sales and marketing expenses consist of trade shows, telemarketing campaigns, public relations and other promotional expenses, compensation expenses, including sales commissions, and travel expenses. Sales and marketing expenses increased from $1.8 million for the three months ended September 30, 1998, to $2.6 million for the three months ended September 30, 1999. Sales and marketing expenses increased from $4.5 million for the nine months ended September 30, 1998 to $7.2 million for the nine months ended September 30, 1999. The increase reflects the expansion of our worldwide sales and marketing organizations, and higher sales compensation expenses associated with higher software revenues, and marketing activities such as trade shows and advertising. We currently plan to continue investing significantly in sales and marketing efforts.

    Research and Development.  Research and development expenses consist primarily of compensation expenses for our developers and third party efforts to develop and enhance our products, including adapting our products for specific non-English languages. Research and development expenses increased from $1.0 million for the three months ended September 30, 1998, to $1.9 million for the three months ended September 30, 1999. Research and development expenses increased from

$2.9 million for the nine months ended September 30, 1998, to $4.9 million for the nine months ended September 30, 1999. Currently, all costs related to research and development of our products are charged to research and development expense as incurred. The dollar increases in research and development expenses were due to the hiring of software developers and third party efforts required to enhance our existing product suite, develop new products, and localize our products for the Japanese, Korean, and Spanish markets. We believe that a significant investment in research and development has been, and will continue to be, critical to market acceptance of our products.

    General and Administrative.  General and administrative expenses consist primarily of compensation for our administrative, financial, and information technology personnel, and a number on non-allocable costs, including legal and other professional service fees. General and administrative expenses increased from $364,000 for the three months ended September 30, 1998, to $771,000 for the three months ended September 30, 1999. General and administrative expenses increased from $954,000 for the nine months ended September 30, 1998 to $1.9 million for the nine months ended September 30, 1999. The increase resulted primarily from the addition of personnel to support the growth of our business and an increased amount of legal and other professional service fees. We believe our general and administrative expenses will continue to increase as we expand our administrative infrastructure and incur legal and other professional service fees.

Interest expense, net

    Interest expense, net is generated primarily from debt owed to our principal stockholder, various commercial lines of credit, and capital lease lines of credit, offset by interest income earned on our net cash balances. Interest expense, net was $238,000 for the three months ended September 30, 1998, and $227,000 for the three months ended September 30, 1999. Interest expense, net was $666,000 for the nine months ended September 30, 1998, and $625,000 for the nine months ended September 30, 1999. The slight decrease in interest expense, net was primarily due to a lower amount of debt outstanding during 1999 periods than in 1998 periods.

Income taxes

    For the three months and nine months ended September 30, 1998, we were an S-Corporation. As an S-Corporation, any tax benefit flowed through to our stockholders. We were a C-Corporation during the three months and nine months ended September 30, 1999, but we did not recognize a tax benefit during that period because of the uncertainty of eventually realizing these benefits.

Liquidity and Capital Resources

    In September 1999, we sold 3.0 million shares of common stock in our initial public offering, generating $39.0 million in cash, before offering expenses. As of September 30, 1999, we had cash and cash equivalents of $24.5 million and a working capital balance of $21.4 million. Prior to our initial public offering, we funded our operations primarily through equity and debt infusions from our principal stockholder, Dr. Donald E. Brown, a $5.0 million equity investment by Dialogic Investment Corporation, and borrowings under commercial lines of credit.

    Our operating activities resulted in net cash outflows of $5.5 million for the nine months ended September 30, 1998, compared to $2.8 million for the nine months period ended September 30, 1999. The operating cash outflows for first nine months of 1998 were primarily the result of our operating loss and an increase in accounts receivable, partially offset by an increase in deferred revenue. The operating cash outflows for the first nine months of 1999 were primarily the result of our operating loss, an increase in accounts receivable, and a decrease in deferred compensation payable to Dr. Brown, partially offset by an increase in deferred revenue and the non-cash depreciation amount.

    To date, our investing activities have consisted primarily of capital expenditures for property and equipment, including $2.6 million of capital expenditures for the nine months ended September 30, 1999. These capital expenditures have consisted primarily of computer hardware and software for our growing employee headcount, our research and development needs and equipment and furniture related to the recent move to our current headquarters location. At September 30, 1999, we did not have any material commitments for future capital expenditures.

    Financing activities have consisted primarily of the issuance of debt and equity to Dr. Brown, borrowings under commercial lines of credit, and the equity investment by Dialogic Investment Corporation. At September 30, 1999, we had lines of credit totaling $5.0 million. We used a portion of the net proceeds from our initial public offering to repay all existing balances thereunder, totaling $2.6 million. These lines of credit have been extended and are currently scheduled to expire on June 30, 2000. In addition, we also used a portion of the net proceeds to repay the note payable and accrued interest, totaling $8.1 million, to Dr. Brown.

    We believe that the net proceeds from our recently completed initial public offering, together with existing cash and cash equivalents, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. After that time, we may require additional funds to support our working capital requirements or for other corporate purposes, and we may seek to raise additional funds through public or private equity or debt financings or from other sources. We cannot assure you that additional financing will be available at all or that, if available, it will be on terms favorable to us or that any additional financing will not dilute your ownership interest in Interactive Intelligence.

Year 2000 Compliance

    Many currently installed computer systems are not capable of distinguishing 21st century dates from 20th century dates. As a result, beginning on or before January 1, 2000, computer systems and software used by many companies and organizations in a wide variety of industries will produce erroneous results or fail unless they have been modified or upgraded to process date information correctly. Significant uncertainty exists in the software industry and other industries concerning the scope and magnitude of problems associated with the century change.

    We have addressed or are addressing the Year 2000 issues in the following principal areas:

  •
  our software products, including third-party products we embed or license;

  •
  internal technology systems, including non-information technology systems;

  •
  key suppliers and resellers; and

  •
  end-user customers.

    We have not retained any independent parties to verify or validate our evaluation of Year 2000 issues or any related cost estimates.

  Our Software Products

    We have warranted that all of our current products are Year 2000 compliant. We continuously test our newly developed software for Year 2000 compliance, and as of this date, are not aware of any problems related to Year 2000 compliance for software products we are currently distributing. However, our products are sometimes integrated into enterprise systems involving sophisticated hardware and complex software products developed by third parties. Further, we embed in our products other parties' software products, including products from our two material suppliers, Dialogic Corporation and Microsoft Corporation. Our two material suppliers have not warranted that their products which could impact the performance of our products are Year 2000 compliant. We cannot adequately evaluate third-party products for Year 2000 compliance. Based on our assessments to date, we believe that we will not experience any material disruption as a result of any Year 2000 problems. However, if our products or the third-party products we embed have Year 2000 problems, our most reasonably likely worst case scenario is that we could lose current or potential customers, incur costs related to replacing third party products, face claims based on Year 2000 problems under our warranties, or otherwise, based on Year 2000 problems in other companies' products or issues arising from the integration of multiple products within an overall system, any of which could have a material adverse effect on our business, financial condition or results of operations. Since we are in the business of selling software, our risk of facing claims relating to Year 2000 issues is greater than that of companies in some other industries.

  Internal Management and Information Systems

    We use a combination of our own software and other commercially available software for our internal operations. At this time, we believe that there will be no significant costs associated with the Year 2000 issue for internal operations. We are not presently aware of any Year 2000 issues that have been encountered by a third-party provider whose services are critical to us. We intend to complete an evaluation of providers with respect to Year 2000 compliance by the end of November 1999. At the completion of the assessment we will develop a contingency plan, if necessary, to address any Year 2000 issues. We have also contacted the third parties who control our security systems, electrical systems, heating and air conditioning systems, and other systems related to the physical operation of our headquarters buildings that may contain embedded technology, such as micro-controllers and microchip processors, to assess whether any of these systems possess a Year 2000 problem that could adversely affect our operations if a malfunction occurred. We have implemented procedures to determine whether any of these systems that we acquire or utilize in the future are also Year 2000 compliant.

  Key Suppliers and Resellers

    We have begun to contact our key suppliers and intend to contact our key resellers regarding Year 2000 issues. We are working to identify any key suppliers and resellers that may have Year 2000 issues that could have an adverse effect on our ability to deliver our products and services to customers. As of September 30, 1999, we have not discovered any adverse Year 2000 issues with our key suppliers and resellers. We expect our evaluation to be completed by the end of November 1999.

  End-User Customers

    We believe that the purchasing patterns of current and potential end-user customers may be affected by Year 2000 issues as companies expend significant resources to correct or upgrade their current software systems for Year 2000 compliance. These expenditures may reduce the funds available to license software products such as those we offer. To the extent Year 2000 issues significantly disrupt decisions to license our products or purchase our services, our business, financial condition or results of operations could be materially adversely affected.

    To date, we have not deferred any other information technology projects due to our Year 2000 efforts and we have not incurred any material costs directly associated with our Year 2000 compliance efforts. Our costs to date primarily consist of compensation expense associated with our employees who have devoted some of their time to our Year 2000 assessment and remediation efforts. Currently, we do not expect the total cost of Year 2000 problems to be material to our business, financial condition or results of operations. However, during the remaining time before the century change, we will continue to evaluate new versions of our software products, new software and information systems provided to us by third parties and any new infrastructure systems that we acquire to determine whether they are Year 2000 compliant. Despite our current assessment, we may not identify and correct all significant Year 2000 problems on a timely basis. Year 2000 compliance efforts may involve significant time and expense and unremediated problems could materially adversely affect our business, financial condition or results of operations. We currently have no contingency plans to address the risks associated with unremediated Year 2000 problems.

Factors that may affect our operating results are set forth below:

OUR LIMITED OPERATING HISTORY MAKES FINANCIAL FORECASTING DIFFICULT AND, IN ASSESSING OUR PROSPECTS, YOU SHOULD CONSIDER OUR EARLY STAGE OF DEVELOPMENT AND PRESENCE IN A NEW AND RAPIDLY EVOLVING INDUSTRY

    Our limited operating history makes it difficult to forecast our future operating results. We commenced operations in October 1994, but did not begin shipping our principal product, Enterprise Interaction Center or EIC, until March 1997. Accordingly, you should assess our prospects in light of the risks and difficulties frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving industries.

WE HAVE HISTORICALLY INCURRED LOSSES AND WE MAY NOT ACHIEVE PROFITABILITY

    We have not operated profitably to date. We incurred net losses of $7.4 million in 1998 and $6.2 million for the nine months ended September 30, 1999. At September 30, 1999, we had accumulated losses since inception of $20.8 million. We intend to continue to make significant investments in our research and development, marketing, services and sales operations. We anticipate that these expenses could significantly precede any revenues generated by the increased spending. As a result, we are likely to continue to experience losses and negative cash flow from operations in future quarters. If we do become profitable, we may not sustain or increase our profitability.

OUR QUARTERLY OPERATING RESULTS HAVE VARIED SIGNIFICANTLY AND, IF SEVERAL FACTORS AFFECTING OUR BUSINESS CAUSE THEM TO CONTINUE TO DO SO, THE MARKET PRICE OF OUR COMMON STOCK COULD BE AFFECTED

    Our operating results have varied significantly from quarter to quarter and may continue to do so in the future depending on a number of factors affecting us or our industry, including many that are beyond our control. As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, and you should not rely on them as an indication of our future performance. In addition, our operating results in a future quarter or quarters may fall below expectations of securities analysts or investors and, as a result, the price of our common stock may fluctuate.

    Because we do not know when our potential end-user customers will place orders and finalize contracts, we cannot accurately forecast our revenues and operating results for future quarters. We recognize revenues on satisfaction of the requirements of AICPA Statement of Position 97-2, which generally occurs in the same quarter that the order is received. As a result, our quarterly revenues and operating results depend primarily on the size, quantity and timing of orders received for our products during each quarter. If a large number of orders or several large orders do not occur or are deferred or delayed, our revenues in a quarter could be substantially reduced. This risk is heightened by the significant investment and executive level decision making typically involved in our end-user customers' decisions to license our products. Since a large portion of our operating expenses, including rent and salaries, is fixed and difficult to reduce or modify, our business, financial condition or results of operations could be materially adversely affected if revenues do not meet our expectations.

    Because of our early stage of development and limited number of products, changes in pricing policies and the timing of the development, announcement and sale of new or upgraded versions of our products are some of the additional factors that could cause our revenues and operating results to vary significantly from quarter to quarter.

WE HAVE A LENGTHY PRODUCT SALES CYCLE, WHICH HAS CONTRIBUTED, AND MAY CONTINUE TO CONTRIBUTE, TO THE QUARTER-TO-QUARTER VARIABILITY OF OUR REVENUES AND OPERATING RESULTS, WHICH COULD AFFECT THE MARKET PRICE OF OUR COMMON STOCK

    We have generally experienced a lengthy product sales cycle, averaging approximately six to nine months. The lengthy sales cycle is one of the factors that has caused, and may in the future continue to cause, our software revenues and operating results to vary significantly from quarter to quarter, which could affect the market price of our common stock. It also makes it difficult for us to forecast product license revenues. Because of the unique characteristics of our products, our prospective end-user customers' decisions to license our products often require significant investment and executive level decision making. We believe that many companies currently are not aware of the benefits of enterprise software of the type we license or of our products and capabilities. For this reason, we must provide a significant level of education to prospective end-user customers about the use and benefits of our products, which can cause potential end-user customers to take many months to make these decisions. As a result, sales cycles for end-user customer orders vary substantially from customer to customer. Excessive delay in product sales could materially adversely affect our business, financial condition or results of operations.

    The length of the sales cycle for end-user customer orders depends on a number of other factors over which we have little or no control, including:

  •
  an end-user customer's budgetary constraints;

  •
  the timing of an end-user customer's budget cycles;

  •
  concerns by end-user customers about the introduction of new products by us or our competitors; and

  •
  potential downturns in general economic conditions, including reductions in demand for call center services.

To the extent that potential end-user customers divert resources and attention to issues associated with the Year 2000 problem, our sales cycle could lengthen further. In addition, the sales cycle for our products in international markets has been, and is expected to continue to be, longer than the sales cycle in the United States. The average sales cycle for our products may lengthen as we expand internationally.

OUR INABILITY TO MANAGE SUCCESSFULLY OUR GROWTH OR OUR INCREASINGLY COMPLEX THIRD PARTY RELATIONSHIPS COULD ADVERSELY AFFECT US

    If we are not able to manage our growth successfully, we will not grow as planned and our business could be adversely affected. We have grown revenues from $1.6 million in 1997 to $9.0 million in 1998, and we intend to continue to grow our business operations significantly in the future. Our existing management, operational, financial and human resources and management information systems and controls may be inadequate to support our future operations. In addition, as the complexity of our product technology and our reseller and other third-party relationships have increased, the management of those relationships and the negotiation of contractual terms sufficient to protect our rights and limit our potential liabilities has become more complicated, and we expect this trend to continue in the future. As a result, our inability to successfully manage these relationships or negotiate sufficient contractual terms could have a material adverse effect on us.

WE FACE COMPETITIVE PRESSURES, WHICH MAY HAVE A MATERIAL ADVERSE EFFECT ON US

    The market for our software products is highly competitive and, because there are relatively low barriers to entry in the software market, we expect competition to increase significantly in the future. In addition, because our industry is new and evolving and characterized by rapid technological change, it is difficult for us to predict whether, when and by whom new competing technologies or new competitors may be introduced into our markets. Currently, our competition comes from several different market segments, including computer telephony platform developers, computer telephony applications software developers and telecommunications equipment vendors. We cannot assure you that we will be able to compete effectively against current and future competitors. In addition, increased competition or other competitive pressures may result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on our business, financial condition or results of operations.

    Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing, customer service and other resources, greater name recognition and a larger installed base of customers than we do. As a result, these competitors may be able to respond to new or emerging technologies and changes in customer requirements faster and more effectively than we can, or to devote greater resources to the development, promotion and sale of products than we can. Current and potential competitors have established, and may in the future establish, cooperative relationships among themselves or with third parties, including mergers or acquisitions, to increase the ability of their products to address the needs of our current or prospective end-user customers. If these competitors were to acquire significant market share, it could have a material adverse effect on our business, financial condition or results of operations.

WE MAY NOT BE ABLE TO GROW OUR BUSINESS AS PLANNED IF WE DO NOT MAINTAIN SUCCESSFUL RELATIONSHIPS WITH OUR RESELLERS AND CONTINUE TO RECRUIT AND TRAIN ADDITIONAL RESELLERS

    Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our existing and future resellers and in recruiting and training additional resellers. We rely primarily on resellers to market and support our products. We are still developing and refining our reseller distribution network and may be unable to attract additional resellers with both voice and data expertise that will be able to market our products effectively and that will be qualified to provide timely and cost-effective customer support and service. We generally do not have long-term or exclusive agreements with our resellers, and the loss of specific larger resellers or a significant number of resellers could materially adversely affect our business, financial condition or results of operations.

OUR MARKETS ARE CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE WHICH MAY CAUSE US TO INCUR SIGNIFICANT DEVELOPMENT COSTS AND PREVENT US FROM ATTRACTING NEW CUSTOMERS

    The market for our products is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles and changing end-user customer demands. The introduction of products embodying new technologies and the emergence of new industry standards could render existing products obsolete or unmarketable and cause us to incur significant development costs.

A DECLINE IN MARKET ACCEPTANCE FOR MICROSOFT CORPORATION TECHNOLOGIES ON WHICH OUR PRODUCTS RELY COULD HAVE A MATERIAL ADVERSE EFFECT ON US

    EIC currently runs only on Microsoft Windows NT™ servers. In addition, our products use other Microsoft Corporation technologies, including Microsoft Exchange Server™ and Microsoft SQL Server™. A decline in market acceptance for Microsoft technologies or the increased acceptance of other server technologies could cause us to incur significant development costs and could have a material adverse effect on our ability to market our current products. Although we believe that Microsoft technologies will continue to be widely used by businesses, we cannot assure you that businesses will adopt these technologies as anticipated or will not in the future migrate to other computing technologies that we do not currently support. In addition, our products and technologies must continue to be compatible with new developments in Microsoft technologies.

OUR FUTURE BUSINESS PROSPECTS DEPEND IN PART ON OUR ABILITY TO MAINTAIN AND IMPROVE OUR CURRENT PRODUCTS AND DEVELOP NEW PRODUCTS

    We believe that our future business prospects depend in large part on our ability to maintain and improve our current products and to develop new products on a timely basis. Our products will have to achieve market acceptance, maintain technological competitiveness and meet an expanding range of end-user customer requirements. As a result of the complexities inherent in our products, major new products and product enhancements require long development and testing periods. We may not be successful in developing and marketing, on a timely and cost effective basis, product enhancements or new products that respond to technological change, evolving industry standards or end-user customer requirements. We may also experience difficulties that could delay or prevent the successful development, introduction or marketing of product enhancements, and our new products and product enhancements may not achieve market acceptance. Significant delays in the general availability of new releases of our products or significant problems in the installation or implementation of new releases of our products could have a material adverse effect on our business, financial condition or results of operations.

SLOWER THAN ANTICIPATED GROWTH IN DEMAND FOR ENTERPRISE SOFTWARE OF THE TYPE WE LICENSE COULD MATERIALLY ADVERSELY AFFECT OUR GROWTH PROSPECTS

    If the demand for enterprise software of the type we license does not continue to grow as anticipated within each of our three targeted markets, our ability to grow our business as planned could be materially adversely affected. All of our revenues have been generated from licenses of our EIC software or complementary products, and related support, educational and professional services. We expect these products and services to account for the majority of our revenues for the foreseeable future. Although we believe demand for the functions performed by EIC is high, and growth in demand has accelerated in recent years, particularly among call centers, the market for our products and services is still emerging. Further, our growth plans require us to successfully attract end-user customers in our two other target markets, enterprises and service providers, which have been much slower to adopt software technologies such as our EIC product.

IF WE ARE UNABLE TO ADAPT OUR SOFTWARE IN A WAY THAT WILL PERMIT US TO SERVE LARGE, SINGLE-SITE END-USER CUSTOMERS, THE MARKETABILITY OF EIC COULD BE ADVERSELY AFFECTED

    EIC currently serves small to medium sized call centers and enterprises with approximately 25 to 300 users at a single location. As these organizations expand to include multiple locations, EIC can be customized to increase the number of telephone lines, extensions and users. However, EIC cannot currently meet the communications needs of organizations with more than 200 users at a single call center location or 300 users at a single enterprise location. We will need to adapt our software to serve larger single-site organizations. We may not be able to adapt our software in a timely or cost effective manner in a way that will permit us to serve these customers. This inability could have a material adverse effect on our business, financial condition or results of operations.

DIALOGIC CORPORATION MAY BECOME UNWILLING OR UNABLE TO CONTINUE TO MANUFACTURE AND SUPPLY US WITH VOICE PROCESSING BOARDS, REQUIRING US TO INTRODUCE A SUBSTITUTE SUPPLIER WHICH COULD PROVE DIFFICULT OR COSTLY

    Dialogic Corporation is currently our only supplier of the voice processing boards that are necessary for the operation of EIC. If Dialogic Corporation becomes unable or unwilling to continue to manufacture and supply these voice processing boards in the volume, price and technical specifications we require, then we would have to adapt our products to a substitute supplier. Introducing a new supplier of voice processing boards could result in unforeseen additional product development or customization costs and could also introduce hardware and software operating or compatibility problems. These problems could affect product shipments, be costly to correct or damage our reputation in the markets in which we operate, and could have a material adverse affect on our business, financial condition or results of operations.

    In addition, Intel Corporation recently acquired Dialogic Corporation. While Intel Corporation does not currently offer a product that competes with our EIC, Intel Corporation could potentially develop a competitive or superior product or attempt to affect our current relationship with Dialogic Corporation.

    In addition, Dialogic Corporation's CT Media offers some of the functionality that EIC provides and consequently could make it easier for competitors or potential competitors to provide products competitive with ours. If CT Media were to become an industry standard, our failure to adopt it could disadvantage us in competitive situations.

WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY RIGHTS ADEQUATELY, WHICH COULD ALLOW THIRD PARTIES TO COPY OR OTHERWISE OBTAIN AND USE OUR TECHNOLOGY WITHOUT AUTHORIZATION

    We regard our software products as proprietary. In an effort to protect our proprietary rights, we rely primarily on a combination of copyright, trademark and trade secret laws, as well as licensing and other agreements with consultants, suppliers, strategic partners, resellers and end-user customers, and employee and third-party non-disclosure agreements. These laws and agreements provide only limited protection of our proprietary rights. In addition, we have not signed agreements containing these types of protective provisions in every case, and the contractual provisions that are in place and the protection they provide vary and may not provide us with adequate protection in all circumstances. Although we have recently filed provisional patent applications directed to several inventions embodied in our software products, we currently have no patents or registered copyrights. Because our means of protecting our proprietary rights may not be adequate, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization. A third party could also develop similar technology independently. In addition, the laws of some countries in which we sell our products do not protect our software and intellectual property rights to the same extent as the laws of the United States. Unauthorized copying, use or reverse engineering of our products could materially adversely affect our business, results of operations or financial condition.

    We license technology that is embedded in our products from others. If one or more of these licenses terminates or cannot be renewed on satisfactory terms, we would have to modify the affected products to use alternative technology or eliminate the affected product function, either of which could have a material adverse effect on us.

INFRINGEMENT CLAIMS COULD ADVERSELY AFFECT US

    A third party could claim that our technology infringes its proprietary rights. As the number of software products in our target markets increases and the functionality of these products overlap, we believe that software developers may face infringement claims. For example, various patent rights have been asserted against interfaces between PBX hardware and computer network systems. Although we believe that our products do not infringe any of these patents because, among other reasons, our products are designed to replace PBXs and not to create such interfaces, if these patents were interpreted broadly, claims of infringement of these patents could have a material adverse affect on us.

    In June 1999 and September 1999, the Company received letters from a competitor in the call center market claiming that the Company's products utilize technologies pioneered and patented by that competitor. The Company's patent counsel has reviewed all of the patents listed in the letter dated June 1999 from the competitor and is in the process of reviewing the additional patents listed in the letter dated September 1999. Based on the advice of the Company's patent counsel, the Company believes that its products do not infringe any of the patents listed in either letter. The Company intends to continue to discuss its conclusion with the competitor, but cannot assure you that the competitor will concur with the Company's conclusion or that this matter can be resolved amicably, without infringement claims being made by the competitor or without a material adverse effect on the Company's business, financial condition or results of operations.

    Infringement claims, even if without merit, can be time consuming and expensive to defend. A third party's assertion of infringement claims against us or our customers with respect to our current or future products may require us to enter into costly royalty arrangements or litigation, or otherwise materially adversely affect us.

WE DEPEND ON KEY PERSONNEL AND WILL NEED TO RECRUIT ADDITIONAL SKILLED PERSONNEL, FOR WHICH COMPETITION IS INTENSE, TO CONDUCT AND GROW OUR BUSINESS EFFECTIVELY

    Our success depends in large part on the continued service of our key personnel, particularly Dr. Donald E. Brown, our co-founder, Chief Executive Officer and principal stockholder, and Dr. Michael D. Gagle, our Chief Scientist. The loss of the services of either of these individuals or any key personnel could have a material adverse effect on our business, financial condition or results of operations. Our future success also depends on our ability to attract, train, assimilate and retain additional qualified personnel. Competition for persons with skills in the software industry is intense, particularly for those with relevant technical experience. We cannot assure you that we will be able to retain our key employees or that we can attract, train, assimilate or retain other highly qualified personnel in the future.

WE MAY PURSUE ACQUISITIONS THAT BY THEIR NATURE PRESENT RISKS AND THAT MAY NOT BE SUCCESSFUL

    In the future we may pursue acquisitions to diversify our product offerings and customer base or for other strategic purposes. We have no prior history of making acquisitions and we cannot assure you that any future acquisitions will be successful. The following are some of the risks associated with acquisitions that could have a material adverse effect on our business, financial condition or results of operations:

  •
  We cannot ensure that any acquired businesses will achieve anticipated revenues, earnings or cash flow.

  •
  We may be unable to integrate acquired businesses successfully and realize anticipated economic, operational and other benefits in a timely manner, particularly if we acquire a business in a market in which we have limited or no current expertise, or with a corporate culture different from our own. If we are unable to integrate acquired businesses successfully, we could incur substantial costs and delays or other operational, technical or financial problems.

  •
  Acquisitions could disrupt our ongoing business, distract management, divert resources and make it difficult to maintain our current business standards, controls and procedures.

  •
  We may finance future acquisitions by issuing common stock for some or all of the purchase price. This could dilute the ownership interests of our stockholders. We may also incur additional debt or be required to recognize amortization expense related to goodwill and other intangible assets purchased in future acquisitions.

  •
  We would be competing with other firms, many of which have greater financial and other resources, to acquire attractive companies. We believe this competition will increase, making it more difficult to acquire suitable companies on acceptable terms.

OUR INTERNATIONAL OPERATIONS AND EXPANSION INVOLVE FINANCIAL AND OPERATIONAL RISKS

    The expansion of our international operations will require significant management attention and financial resources to establish additional foreign operations, hire additional personnel and recruit additional international resellers. Non-North American revenues accounted for 17% of our total revenues in 1997, 16% of our total revenues in 1998 and 20% of our total revenues in the first nine months of 1999. To date, our products have been licensed outside North America primarily in Western Europe, South Africa and Australia. We are currently expanding our marketing efforts in Japan, Korea, China and Central and South America. We intend to continue to expand our international operations and enter additional international markets. Revenues from international expansion may be inadequate to cover the expenses of international expansion. In addition to the foreign currency risks described below, other risks inherent in our international business activities, in the countries in which we have licensed our products to date and in those countries in which we intend to expand, generally could include the following:

  •
  economic and political instability;

  •
  unexpected changes in foreign regulatory requirements and laws;

  •
  tariffs and other trade barriers;

  •
  timing, cost and potential difficulty of adapting our software products to the local language in those foreign countries that do not use the alphabet that English uses, such as Japan, Korea and China;

  •
  lack of acceptance of our products in foreign countries;

  •
  longer sales cycles and accounts receivable payment cycles;

  •
  potentially adverse tax consequences; and

  •
  restrictions on the repatriation of funds.

OUR PRODUCTS COULD HAVE DEFECTS FOR WHICH WE ARE POTENTIALLY LIABLE AND WHICH COULD RESULT IN LOSS OF REVENUE, INCREASED COSTS OR LOSS OF OUR CREDIBILITY OR DELAY IN ACCEPTANCE OF OUR PRODUCTS IN THE MARKET

    Our products, including components supplied by others, may contain errors or defects, especially when first introduced or when new versions are released. Despite internal product testing, we have in the past discovered software errors in some of our products after their introduction. Errors in new products or releases could be found after commencement of commercial shipments, and this could result in additional development costs, diversion of technical and other resources from our other development efforts, or the loss of credibility with current or future end-user customers. This could result in a loss of revenue or delay in market acceptance of our products, which could have a material adverse effect on our business, financial condition or results of operations.

    Our license agreements with our end-user customers typically contain provisions designed to limit our exposure to potential product liability and some contract claims. However, not all of these agreements contain these types of provisions and, where present, these provisions vary as to their terms and may not be effective under the laws of some jurisdictions. A product liability, warranty, or other claim brought against us could have a material adverse effect on our business, financial condition or results of operations.

    Because our solution consists of our software running on a Windows NT™server and Dialogic Corporation voice processing boards, it is inherently more prone to performance interruptions for our end-user customers than traditional non-software based products. Performance interruptions at our end-user customer sites, most of which currently do not have back-up systems, could affect demand for our products or give rise to claims against us.

YEAR 2000 ISSUES MAY ADVERSELY AFFECT OUR BUSINESS

    In the course of our business, we test and evaluate our software products for Year 2000 compliance. Based on this testing and evaluation, we believe that the current versions of our products are capable of adequately distinguishing 21st century dates from 20th century dates. We have warranted that all of our current products are Year 2000 compliant. If any of our end-user customers experience Year 2000 problems as a result of their use of our products, those end-user customers could assert claims against us for damages which, if successful, could materially adversely affect our business, financial condition or results of operations. In addition, many of our products have third-party technologies embedded in them, and our products at times are integrated into enterprise systems involving sophisticated hardware and complex software products. We cannot adequately evaluate these technologies or products for Year 2000 compliance. Our two material suppliers have not warranted that their products which could impact the performance of our products are Year 2000 compliant. Our most reasonably likely worst case scenario is that we could lose current or potential customers, incur costs related to replacing third party products or face claims under our warranties, or otherwise, based on Year 2000 problems in other companies' products, or issues arising from the integration of multiple products within an overall system, any of which could have a material adverse effect on our business, financial condition or results of operations. Since we are in the business of selling software, our risk of facing claims relating to Year 2000 issues is greater than that of companies in some other industries.

    We are in the process of testing our internal management information and other critical business systems to identify any Year 2000 problems. We have also begun to contact key suppliers and intend to contact our key resellers about their Year 2000 readiness. To date, we are not aware of any material suppliers or resellers with Year 2000 issues that would materially affect us. However, we cannot guarantee that the systems of other companies on which our operations rely will be timely converted or that failure to timely convert would not have a material adverse effect on us.

    We believe that the purchasing patterns of end-user customers and potential end-user customers may be affected by Year 2000 issues as companies expend significant resources to correct or upgrade their current software systems for Year 2000 compliance. These expenditures may reduce the funds available to license software products such as those we offer. To the extent Year 2000 issues significantly disrupt decisions to license our products or purchase our services, our business, financial condition or results of operations could be materially adversely affected.

ITEM 3. Qualitative and Quantitative Disclosures About Market Risk

    We develop products in the United States and sell in North America, Europe, and Asia/Pacific. As a result, our financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    In June 1999 and September 1999, the Company received letters from a competitor in the call center market claiming that the Company's products utilize technologies pioneered and patented by that competitor. The Company's patent counsel has reviewed all of the patents listed in the letter dated June 1999 from the competitor and is in the process of reviewing the additional patents listed in the letter dated September 1999. Based on the advice of the Company's patent counsel, the Company believes that its products do not infringe any of the patents listed in either letter. The Company intends to continue to discuss its conclusion with the competitor, but cannot assure you that the competitor will concur with the Company's conclusion or that this matter can be resolved amicably, without infringement claims being made by the competitor or without a material adverse effect on the Company's business, financial condition or results of operations.

Item 2. Changes in Securities and Use of Proceeds

Sales of Unregistered Securities During the Quarter

    The following information is furnished as to our securities that were sold during the quarter ended September 30, 1999 that were not registered under the Securities Act of 1933, as amended. All of the information is adjusted for the three-for-two stock split effected as a stock dividend on July 12, 1999.

    During the quarter ended September 30, 1999, we issued and sold an aggregate of 58,125 shares of common stock to employees pursuant to the exercise of stock options under our 1995 Incentive Stock Option Plan. The per share exercise price for such options ranged from $0.13 to $3.00. We also granted stock options for an aggregate of 110,525 shares of common stock to officers, directors, employees and others under our stock option plans at a per share exercise price of $10.80. The transactions described above are exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and/or Rule 701 promulgated thereunder.

Use of Proceeds

    Our Registration Statement on Form S-1 (File No. 333-79509) was declared effective on September 22, 1999. On September 23, 1999, we commenced the offering of our common stock. The managing underwriters for the offering were Merrill Lynch & Co., Hambrecht & Quist, and U.S. Bancorp Piper Jaffray. We registered 3,070,500 shares of common stock, of which 3,000,500 shares were offered and sold by us, for an aggregate price to the public of $39.0 million, and 70,000 shares were offered and sold by a selling shareholder, for an aggregate price to the public of $0.9 million. These amounts included the underwriters' exercise in full of their over-allotment option.

    Through September 30, 1999, we incurred expenses of approximately $4.1 million in connection with the issuance and distribution for our common stock, of which $2.7 million represented underwriting discounts and commissions and approximately $1.4 million represented other expenses relating to this offering.

    The net offering proceeds to us, after deducting out expenses, were approximately $34.9 million. We used approximately $10.8 million of the net offering proceeds for the following purposes:

  •
  To repay indebtedness of approximately $7.5 million, including accrued interest, that we owed to our principal stockholder, Dr. Donald E. Brown, which was advanced for working capital purposes;

  •
  To pay approximately $0.6 million in deferred compensation to Dr. Brown for services rendered as our Chief Executive Officer and other non-interest bearing accounts payable to him; and

  •
  To repay approximately $2.7 million indebtedness under our lines of credit.

    We have invested the remaining net offering proceeds primarily in short-term investment grade, interest-bearing securities. The use of proceeds from the offering does not represent a material change from the use of proceeds described in the prospectus for the offering.

Item 4. Submission of Matters to a Vote of Security Holders

    We held a special shareholders' meeting on July 17, 1999. At that meeting, our shareholders approved an amendment to our Outside Directors Stock Option Plan to increase the number of shares automatically granted under our Ourside Directors Stock Option Plan from 1,000 shares per year to 5,000 shares per year and to provide for adjustments in the number of shares subject to an option and in the option price upon the happening of certain events. At that meeting, our shareholders also approved an amendment to our 1995 Incentive Stock Option Plan to provide that any options granted under our 1995 Incentive Stock Option Plan would be deemed to be non-qualified stock options should such options fail to qualify as incentive stock options. The final results of each of the votes taken at that meeting to approve these amendments were as follows:

Votes For	Percentage of Shares Outstanding Voting For	Votes Against	Broker Non-Votes	Abstentions
9,605,325	89.5%	0	0	0

Item 6. Exhibits and Reports on Form 8-K

(a)	10.24	Variable Rate commercial Revolving or Draw Note, dated October 31, 1999, made by Registrant in favor of People's Bank and Trust Company
	10.25	Variable Rate commercial Revolving or Draw Note, dated October 31, 1999, made by Registrant in favor of People's Bank and Trust Company
	27.1	Financial Data Schedule
(b)	Reports on Form 8-K
No reports on Form 8-K were filed during the quarter covered by this Form 10-Q.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERACTIVE INTELLIGENCE, INC. (Registrant)
Date: November 11, 1999	By:	/s/ MICHAEL J. TAVLIN Michael J. Tavlin Chief Financial Officer (Principal Financial Officer)

QuickLinks

TABLE OF CONTENTS

SIGNATURES