Form 10-K405
period 1999-12-31
INTERACTIVE INTELLIGENCE INC
filed 2000-03-30
CIK 1083318

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-27385

INTERACTIVE INTELLIGENCE, INC.
(Exact name of registrant as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	35-1933097 (IRS Employer Identification No.)

8909 Purdue Road
Suite 300
Indianapolis, Indiana 46268
(Address of principal executive offices)

     (317) 872-3000
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock $0.01 par value
(Title of class)

    Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. Yes /x/

    As of March 15, 2000 there were 13,998,555 shares outstanding of the registrant's common stock, $0.01 par value. As of that date, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $206,149,453, assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are "affiliates".

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

PART I.

Item 1. Business.

    We are a leading provider of software that manages a broad range of customer interactions including not only traditional telephone calls and faxes but also Internet-based interactions such as e-mail, text chat, Web callback requests, and voice over Net calls. We sell our products into four large and growing markets—call (or contact) centers, e-businesses, enterprises, and service providers. Using our software, our end-user customers are able to replace a variety of traditional devices such as private branch exchange devices or PBXs, interactive voice response systems or IVRs, automatic call distributors or ACDs, voice mail systems, fax servers, call recorders and computer telephony integration or CTI middleware. We began licensing our products in 1997 and have grown our revenues to $19.1 million in 1999 from $9.0 million in 1998 and $1.6 million in 1997.

    We believe that our products provide our end-user customers with integrated, software-based interaction management solutions that have several advantages over traditional communications devices, including:

  –
  greater ability to leverage the Internet for e-commerce and customer service;

  –
  broader range of functions than can typically be found in traditional systems;

  –
  reduced need to integrate disparate technologies and the elimination of costly CTI middleware;

  –
  open architecture and better compatibility with leading e-mail systems, Web servers, and customer relationship management or CRM applications;

  –
  lower total cost of ownership; and

  –
  greater ability to customize communications to meet specific needs.

    We have licensed our products to over 400 end-user customers, including Abbott Laboratories, Ameritech Corporation, NetSales Inc., Onvia.com Inc., Toshiba America Consumer Products, and Zyan Communications, Inc.. We market our software products and services through an extensive distribution network consisting of over 120 independent value added resellers located primarily in North America, Europe and the Asia/Pacific region. Our resellers range from relatively small, local organizations to large regional and international firms, such as Bell South Communication Systems, Inc., KPN Telecom B.V., and Unisys Corporation. We also provide our end-user customers and resellers with a variety of related services.

    We are an Indiana corporation formed in 1994, and maintain our executive offices in Indianapolis, Indiana.

Industry Overview

    The rapid growth of Internet-based commerce is causing many organizations to investigate interaction management technology as a means of gaining a competitive advantage, increasing efficiency and providing better service. As a result, the communications industry is experiencing significantly new interaction management demands from these organizations. We believe we are well positioned to take advantage of the following major trends affecting interaction management within many industries:

  Growth of Internet-based interactions

    In addition to more traditional communications media such as telephone, fax and voice mail, the growth of the Internet has expanded the number and complexity of communications media to include e-mail, Internet chat sessions, Web callback requests and voice over Net calls. We believe that approximately one-fifth of customer contact will shift from the phone to the Internet in the next two years.

Additionally, most enterprises currently interact through these media using separate devices, resulting in inefficient communication. These circumstances are forcing organizations to re-evaluate their systems in order to address the requirements of a more complex communications environment.

  Emergence of e-businesses

    The Internet has fostered the creation of a whole new class of enterprises called "e-businesses". These are organizations for which the Internet is the primary channel for sales, distribution, and customer service. E-businesses include both brand new ventures as well as existing enterprises making the transition to an Internet-based business model. Because of their reliance on the Internet, e-businesses generally require more than simple dial tone and voice mail from their communications infrastructure. These organizations are rapidly deploying e-mail management and Web collaboration products in order to provide advanced Web-based customer service.

  Acceptance of customer relationship management (CRM)

    Businesses are increasingly purchasing and deploying software systems for customer relationship management or CRM. These systems allow businesses to better track and understand their customers. CRM systems must often be integrated with communications systems in order to effectively monitor customer interactions and provide real-time information to employees. With more customer interactions arriving by means of the Internet, existing products that integrate CRM with traditional communications systems are no longer sufficient. A broad new class of interaction management software is emerging to consolidate the processing of all customer interactions regardless of media type to provide integration with leading CRM products.

  Growth of call (contact) centers

    In an increasingly competitive environment, businesses are attempting to differentiate themselves with their customer service and support. They are also trying to improve the level of service they offer over the Internet. To consolidate customer contact points and focus on customer service, organizations frequently implement formal call (contact) centers, which are designed to meet voice-based and Internet-based customer interactions. Putting a call (contact) center into place often requires organizations to purchase several different communications devices to simply handle voice-based interactions, such as a private branch exchange or PBX, an interactive voice response system or IVR, an automatic call distributor or ACD, a predictive dialer and a call logger, and then spend time and money attempting to integrate these disparate devices.

  Increasing need to integrate telecommunications and information systems

    Historically, telecommunications systems and information systems have been separate and distinct. To more effectively and efficiently interact, both internally and externally, we believe that enterprises need to seamlessly access and utilize these two systems. Products, often referred to as middleware, have been designed to integrate various types of telecommunications devices with information technology. For example, an application called screen pop makes a window pop up on an agent's monitor with information about a call at about the same time that the agent's telephone or headset begins to ring. This allows the agent to see all the information necessary to assist the customer. With middleware, even simple applications, such as screen pop, are often difficult and expensive to implement.

    We believe that the traditional approach of using middleware software products to integrate communications and information systems suffers from a number of fundamental problems. Implementing this type of solution is both expensive and time consuming, and the total cost of ownership over time is high due to the multiple points of configuration, administration and maintenance. Modification and management of a traditional integrated infrastructure are also difficult since each device is configured independently by different vendors. For instance, hiring a new agent may require configuring a new extension in the PBX, defining a new mail box in the voice mail system and creating a new agent entry in the ACD. This process is expensive, time consuming, and may even result in information being lost or inconsistently entered into each device. We also believe that this traditional multi-device approach will make it more difficult for enterprises to interact over the Internet and will require additional devices and more integration, further complicating the current situation.

    We resolve differences among disparate devices with a platform based on standard hardware and software systems, a unified set of communications and interaction services and seamless integration with information technology components such as networks, servers, databases and desktop computers.

  Entrance of new service providers

    For years, the regional Bell operating companies and other telephone companies have provided voice mail, caller ID and other communications services to consumers and small businesses. The Telecommunications Act of 1996 deregulated many aspects of the communications market and resulted in a rapid increase in the number and types of organizations seeking to provide communications services. These new service provider entrants include local exchange carriers, cable companies, Internet service providers and wireless companies.

    Generally, these organizations provide some sort of communications connection into homes and businesses that they charge for on a regular basis. As the price for connectivity declines rapidly, we believe that these organizations may want to differentiate their offerings based on the enhanced services they can provide. Examples of these services include unified messaging, fax, interactive voice response, speech recognition, paging, conferencing, phone numbers that follow the recipient of the call, and appointment scheduling. We believe that the number of worldwide unified messaging mailboxes will grow from an estimated 320,000 at the end of 1997 to more than 15.9 million by 2002. We also expect service providers to implement Web-based services such as Web callback, Internet chat sessions and voice over Net.

    Traditionally, providing a wide range of voice and data interaction services required service providers to interface different proprietary systems and incur significant integration fees. We believe this creates the need for a new platform for service providers that is flexible enough to deliver a variety of enhanced services under a common administration and design architecture, while at the same time lowering both the cost of entry and ongoing operation.

    In our opinion, the traditional multi-device approach to communications and interaction by organizations is inadequate to address the needs created by these trends. We believe that the shortcomings of this approach create a significant opportunity for an interaction management solution based on standard hardware and software technology, such as a Windows NT® server, that enables organizations to efficiently and effectively interact with all of their constituents. We believe that we have developed such a solution.

Interactive Intelligence Solution

    The Interactive Intelligence solution for call (contact) centers, e-businesses, enterprises and service providers is an open software platform that, when installed on a server running Windows NT®, provides a comprehensive set of communications and interaction management services and requires little or no integration. Our flagship product, Enterprise Interaction Center or EIC, is capable of processing thousands of interactions per hour, including telephone calls, e-mails, faxes, voice mail messages, Internet chat sessions, Web call-back requests and voice over Net calls.

    We believe that the differentiating characteristics of the Interactive Intelligence solution enable our end-user customers to more effectively communicate and interact with their constituencies at a lower total cost of ownership than through the use of traditional computer telephony integration products. The strategic advantages of our single system approach are:

    Greater ability to leverage the Internet.  EIC allows organizations to offer Internet-based interaction options to their customers. These interaction options include e-mail, text chat, Web callback requests, and voice over Net calls. Such options are typically not available from traditional communications systems yet are critical for effective e-commerce and Web-based customer service.

    Broader range of functions.  Unlike traditional systems that require end-user customers to purchase separate products to attain broader functionality, EIC offers a broad, integrated suite of communications features, including telephony, inbound and outbound fax, e-mail processing, automatic call distribution, interactive voice response, conferencing, call recording, call monitoring and text chat processing. EIC also includes facilities that allow supervisors to obtain numerous reports and to view communications statistics in real time. We believe that, collectively, these capabilities allow our customers to improve customer service and increase internal efficiency.

    Reduced need to integrate disparate technologies.  Traditional communications systems generally require significant integration efforts to get their different components to work together effectively. This integration often involves the purchase of expensive hardware, middleware and services. EIC pre-assembles all of the necessary components into one software solution, allowing end-user customers to concentrate their efforts on improving business operations. Additionally, EIC can be used to supplement the capabilities of a PBX to provide Web-based interaction management, unified messaging, IVR or departmental call (contact) center services.

    Open architecture and better compatibility with leading technologies.  Traditional telecommunications devices are based on proprietary, closed architecture, which often limits the end-user customer's ability to change or customize the products. Frequently, even simple changes such as adding a new employee or changing an employee's location require intervention by the vendor. Our products are built around industry standard hardware and software components such as Intel microprocessors and the Microsoft Windows NT® operating system. Our open architecture allows end-user customers to configure our system to meet their customized communications needs and to make hardware or software modifications as necessary. For example, if one of our end-user customers needs more space for voice mail recordings, it can simply purchase a larger disk drive on the open market. Our products also interoperate easily with popular information technology products, including:

  •
  e-mail servers, including Microsoft Exchange Server®, Lotus Notes®, Novell Groupwise®, and iPlanet Messaging Server®;

  •
  database systems, including those from Oracle Corp., Sybase, Inc., Microsoft Corporation and IBM Corporation;

  •
  mainframe systems, including those that support 3270 and 5250 terminal emulation;

  •
  Web servers, including Microsoft IIS, Netscape and Apache;

  •
  network management systems, including HP OpenView, IBM Tivoli and CA Unicenter;

  •
  customer relationship management systems, including those from Pivotal Corp., Vantive Corp. (recently acquired by Peoplesoft Inc.), Clarify, Inc. (recently acquired by Nortel Networks Corp.), Remedy Corp., Octane Software, Inc. (which recently announced an acquisition by E.piphany, Inc.), Onyx Software Corp., Siebel Systems, and Silknet Software, Inc. (which recently announced an acquisition by Kana Communications Inc.); and

  •
  enterprise directories, including Microsoft Active Directory®, Novell e-Directory®, and iPlanet Directory Server®.

    Lower total cost of ownership.  We believe that our software solutions result in a lower total cost of ownership in comparison to traditional communication systems with similar functionality, which typically consist of multiple, disparate add-on components. For example, EIC's capabilities reside in a single Windows NT® server with a software interface designed for ease of use. As a result, all configuration and maintenance of our products are confined to a single system. This results in a lower total cost of ownership due to the reduced time and expense typically required to maintain a centralized software-based interaction management system.

    Greater ability to customize communications to meet specific needs.  While EIC can be deployed quickly with minimal configuration, organizations can also customize many aspects of their communications processing using EIC's graphical application generator. This means that EIC can serve as a platform upon which organizations can build highly tailored communications processes for their customers, employees or subscribers. It also means that end-user customers need to learn only a single tool in order to customize their dial plans, call distribution rules, interactive voice response menus, fax applications, Web services, voice mail systems and other communications applications.

Growth Strategy

    Our primary business objective is to become the leading vendor of interaction management software that allows call (contact) centers, e-businesses, enterprises and service providers to automate virtually every aspect of their business communications. Our strategy for achieving this objective incorporates the following key elements:

    Continue to expand our leading technology position.  We have significant technical expertise in Internet, call (contact) center, telecommunications and software technologies. We intend to use our expertise to add new features to our products to increase their marketability in our four target markets. We also intend to improve the ability of our current and future products to handle the needs of larger organizations. We are currently developing technology that would allow EIC to work effectively with the new H.100 voice bus standard. This new voice bus offers four times the capacity of the SC voice bus that we currently use. If we are successful, EIC will be able to meet the needs of call (contact) centers with up to 500 agents per site and enterprises with up to 1,000 employees per site.

    Broaden our product offering.  We plan to broaden our product offering with additional products and features for our target markets. For the call (contact) center market, we developed and released Interaction Dialer™, which automates outbound calls, and we have developed and are testing new products, including Interaction Director™, which efficiently distributes calls across multiple call (contact) centers. We also plan to create new products and interfaces to third-party products, such as software developed by Blue Pumpkin Software, Inc., to cover additional areas such as agent performance evaluation and scheduling. For call (contact) centers and enterprises, we have released e-FAQ™, an automated e-mail response product. For e-businesses and enterprises, we plan to release a version of EIC that emphasizes Web collaboration and is easier to install and maintain. For service providers, we have added support for large-scale, Unix-based messaging platforms to allow service providers to handle tens of thousands of subscribers for unified messaging, and intend to add support for phone numbers that follow the recipient of the call, and other enhanced services.

    Further expand our global distribution channel.  We plan to further expand our existing distribution channel, which currently consists of over 120 resellers in more than 25 countries. Our expansion efforts include a significant focus on broadening our distribution channel in North America and we also plan to expand our distribution channel in Europe, the Asia/Pacific region, and Latin America. Currently, we have over 90 resellers and a 26-person field sales force that manages, supports and develops our distribution channel in North America and more than 25 resellers and a five-person field sales force in Europe and the Asia/Pacific region. We have also signed a reseller in South Africa and a number of resellers in Central and

South America. We intend to continue to broaden our geographic and market presence through our reseller coverage to enhance our market share position.

    Develop our strategic business relationships.  We have strategic relationships with both emerging and leading technology companies, including Dialogic Corporation (now owned by Intel Corporation), Microsoft Corporation, Nuance Communications, Talisma Corporation, and Tundo Corporation. As evidence of our commitment to growth, Microsoft Corporation recognized us last year as the ninth fastest growing independent software vendor using Microsoft Windows®. In addition to these technical and marketing relationships, we have entered into strategic OEM agreements with companies such as Pivotal Corporation and Vertical Networks Inc. Under the terms of these agreements, our OEM partners incorporate portions of our technology within their products and make both fixed and per-license payments to us. We are currently pursuing OEM relationships with network equipment vendors, developers of customer relationship management (CRM) software, and other high tech companies. We also intend to evaluate strategic acquisitions and investment opportunities for products and technologies to complement or extend our existing products, offer access to additional distribution channels or increase our customer base.

Products

    We currently market and license:

  •
  Enterprise Interaction Center® or EIC, our flagship product,

  •
  Interaction Recorder™, a complementary product that allows the user to easily log, record and retrieve any call,

  •
  Interaction Dialer™, a predictive dialing product that is complementary to EIC, and

  •
  e-FAQ™, an e-mail response management solution.

    We have also developed and are currently testing Interaction Director™, a pre-call router for multi-side call centers.

  Enterprise Interaction Center®

    EIC turns a Windows NT® server containing the appropriate voice processing boards into a comprehensive interaction management solution. Customers connect their telephone trunk lines, handsets and headsets to the EIC server and gain an integrated communications system, capable of meeting an organization's specific interaction processing requirements. We allow our end-user customers to license all or some specific combinations of the features of EIC.

    EIC provides organizations with a broad array of communications and interaction processing capabilities, including:

  –
  Telephone system—allows end-users to place and receive telephone calls just like a private branch exchange or PBX. Analog trunks and digital trunks, such as T1/E1, ISDN and PRI, from the telephone company can be connected to an EIC server as well as the twisted pair connections to desktop phones. In addition to basic hold and transfer operations, EIC provides text-to-speech, speech recognition and support for conference calls with up to 32 participants.

  –
  Web services—allows organizations to queue and distribute incoming Internet text chats as they do with telephone calls. For example, while browsing a company's Web site, a potential customer can click a button and use text chat to pose a question to a call (contact) center agent. EIC also includes tools that allow organizations to process incoming e-mail messages, Web callback requests and voice over Net calls.

  –
  Unified messaging—stores voice mail messages and faxes in electronic mailboxes, from which end-users can retrieve them by phone, desktop computer or remotely over the Internet. This unified messaging capability is popular among our enterprise and service provider customers.

  –
  Fax server—provides inbound and outbound fax services for the entire organization. Automatically detects incoming fax calls and includes support for fax broadcast, fax on demand, optical character recognition and other fax applications.

  –
  Auto attendant—allows callers to locate specific individuals and departments and direct their own calls without involving receptionists.

  –
  IVR or interactive voice response—allows organizations to create self-service applications that their customers can access from their touch-tone phones. These applications can read and update information stored in databases and mainframe systems to perform account lookups and other operations.

  –
  ACD or automatic call distributor—organizes incoming calls into queues and distributes them to agents as they become available. Calls can be distributed on a first-come, first-served basis or make use of more complex methods such as skills-based routing. For example, some organizations may wish to service calls from important customers before servicing other calls.

  –
  Call recording—allows end-users to record their own calls and supervisors to record agent calls. EIC can also automatically record specified calls according to pre-defined rules—for example, every third call coming into a particular toll-free number or every call from a customer with a past-due balance.

  –
  Graphical application generator—allows organizations to tailor EIC's call and interaction management functions to meet their specific needs and to integrate EIC into their information systems. EIC includes a graphical application generator called Interaction Designer™ that can be used to customize dial plans, call distribution rules, IVR scripts, fax services, Web interactions and other functions.

    EIC also includes software that runs on desktop computers and provides individuals with the following capabilities:

  –
  A software phone that allows individuals to visually manage calls from their desktop computer, including dialing, transferring, conferencing and recording. EIC includes both Win32 and Java versions to support a wide range of desktop operating systems.

  –
  Complete remote agent support that allows remote employees to handle calls, receive screen pops, send faxes, access phone directories, and otherwise communicate just as if they were in the office.

  –
  Clustering of multiple servers for automatic recovery from failures.

  –
  On-screen company and department directories that allow individuals to quickly locate addresses, phone numbers and other employee information.

  –
  Real-time in-out boards that display the status of other employees, such as on the phone, at lunch or in a meeting.

  –
  Management windows that allow supervisors to record and monitor calls as well as view real-time information for every queue, line, user, workgroup and station.

  –
  Desktop fax support that allows individuals to send and receive faxes from their desktop computers.

  –
  Screen pops that allow EIC to activate a particular application, such as a customer relationship management program, whenever an incoming call arrives. The activated application can display all the call information collected by EIC and provide call handling options including hold, transfer and conference.

  –
  Speech recognition capabilities.

  –
  Optical character recognition to automatically convert faxes into documents.

  –
  Branch office connection that allows branch office employees to be a part of the headquarters telecommunication systems.

    We are currently developing local language versions of EIC Version 1.3, our most recent version, for those countries that currently have localized language for Version 1.2, our prior version.

  Interaction Recorder™

    Interaction Recorder is a complementary product that enhances EIC's call recording capabilities by providing recording management for organizations, such as call (contact) centers and banks, that generate large numbers of recordings. First, Interaction Recorder logs complete information about every recording, such as customer name, account number and transactions selected, to a database. Next, it compresses recordings by 87.5% to reduce storage requirements. Interaction Recorder allows organizations to periodically archive groups of recordings onto compact discs or other media and provides a user interface from which supervisors and other employees can later search for particular recordings and access them at any time.

  Interaction Dialer™

    Interaction Dialer is a predictive dialing product that is complementary to EIC. Predictive dialing is the process of automatically making outbound calls to a list of phone numbers and quickly connecting to call (contact) center agents any calls answered by a person. We developed Interaction Dialer to provide call list management and answering machine detection. We have created a sophisticated predictive algorithm that decides exactly how many calls to place and when to make them in order to maximize the probability that an agent will be available when a person answers a call.

    Interaction Dialer builds entirely upon EIC's facilities for automatic call distribution, reporting and supervision, giving it blended capabilities for call (contact) centers wishing to use agents for both inbound and outbound call processing. A client-side component allows end-user customers to create visual call flow scripts using any Web page editor. When an outbound call connects to an agent, Interaction Dialer automatically pops a script that can display customer information and lead the agent through the current call.

  e-FAQ™

    e-FAQ allows organizations to quickly and easily make use of knowledge in the form of "Frequently Asked Questions" (FAQs) to automatically service incoming e-mail messages. The product uses advanced artificial intelligence and linguistic techniques to examine e-mail inquiries, look for matches in a database of frequently asked questions, and automatically respond if an appropriate match is found. e-FAQ also allows employees to add knowledge by simply e-mailing common questions and related answers to a designated mailbox.

  Interaction Director™

    We are currently testing Interaction Director, a pre-call routing product designed to efficiently distribute incoming calls across sites for multi-site call (contact) centers. Given a data connection to the EIC server at each call (contact) center, Interaction Director builds an in-memory database of near real-time information, including current expected hold times at each site, queue lengths, number of agents available and specific skills available. It then distributes incoming calls based on this information and customized routing rules.

    Pre-call routing is the process of looking at a call while it is still in the public switched telephone network and deciding to which location it should be sent. Interaction Director currently supports the signaling system 7 or SS7 protocol and can thus be notified about new calls before they leave the telephone network. Interaction Director can examine specific information about a call and then use the up-to-date information in the in-memory database to decide to which site to route the call. Once it has chosen a destination site, Interaction Director signals its choice back to the telephone network. Pre-call routing allows calls to be distributed efficiently across a collection of sites and helps make effective use of agent resources. It also allows multi-site organizations to provide superior customer service by minimizing wait times and making sure that calls are routed to the sites best able to handle them. As an example, Interaction Director could route calls from Spanish speaking customers to a site with Spanish speaking agents. The end-user customer can create the logic that determines where a given call is routed by using Interaction Designer. AT&T Corporation has tested Interaction Director and determined that it is interoperable with AT&T's Intelligent Call Processing Service, which utilizes SS7. We have also added support for MCI WorldCom Inc. and are now working with other carriers.

    In addition to pre-call routing, Interaction Director also supports post-call routing, which routes a call to another location after it has already been delivered to a particular call (contact) center. For example, after a caller has been on hold for more than a specified period of time, the end-user customer could configure its EIC system to ask Interaction Director if another site would be able to handle the call sooner. If so, the EIC system could then transfer the call to that other location.

Technology

    We have developed a number of innovative technologies that underlie our family of products, including:

    Universal interaction engine.  At the core of EIC is an event-processing engine that determines how different types of communications events are handled. This engine makes use of the Java virtual machine to dispatch events, such as incoming telephone calls, to software objects that process them. This approach allows us to maximize our use of a widely used, multi-threaded interpreter to handle large numbers of communications events under Windows NT®. It also provides an architectural control point around which we can create new services.

    Notifier messaging component.  We have invented a sophisticated, publish-subscribe messaging component called Notifier which allows all the different portions of our products to communicate with each other using the TCP/IP protocol. Different subsystems and applications register with Notifier for events in which they are interested. As events flow through Notifier, it forwards them on to the interested parties. This approach is more efficient than simpler schemes which broadcast all events to all components. Our Notifier architecture works especially well in wide area networks where efficient use of bandwidth is critical. Notifier also allows components to be widely distributed and to run over any TCP/ IP connection, including the Internet. As a result, our software phone and end-user fax tools can be installed on a work-at-home agent's home computer and used over an Internet connection.

    Graphical application generator.  Underlying our entire suite of products is a single graphical application generator called Interaction Designer. This development tool allows users to visually lay out logic that determines how different types of events are to be processed. Interaction Designer includes a tool palette of over one hundred objects that can be dragged into a workspace and linked together. Once the handler for a particular event is complete, Interaction Designer generates a Java class file, compiles it and executes it in the universal interaction engine. This means that organizations can change the ways in which different interactions are processed without restarting devices.

    Graphical administrative console. A single graphical application called Interaction Administrator can be used to configure many different aspects of our products. Supervisors can configure analog or digital telephone trunks, change user profiles, define queues, add skills and perform many other common administrative tasks from simple dialog boxes. Interaction Administrator automatically sends out change notifications that are propagated via Notifier to the various components that comprise our products. Thus, when a new employee is added, his or her name automatically appears on agent and supervisor screens.

    Database and mainframe connectivity.  We have written software components that provide access to information stored in most common relational database systems, including those from Oracle Corp., Sybase Inc., Informix Corporation, Microsoft Corporation and IBM Corporation, and mainframe systems supporting 3270 and 5250 emulation. These software components use advanced techniques like connection caching to handle large numbers of transactions.

    Programming interfaces.  We have created interfaces that allow customers to integrate other software applications with EIC. On the server side, we have DLL and TCP/IP socket-level interfaces that allow customers to add new functionality to EIC and to communicate with applications running on other systems. On the client side, we have both DDE and COM interfaces that make it possible to embed EIC's capabilities into desktop applications.

    Multi-site call routing and SS7 support.  We are currently testing software that allows us to communicate directly with public switched telephone networks using the SS7 protocol. This allows us to receive advance notification from the phone company of incoming calls and to tell the phone company where each call should be sent in a multi-site environment. This is especially important for call (contact) centers with multiple sites. If each site is running our EIC product and is connected to a wide area network, we can collect near real-time information, including number of calls in queue and number of agents available, and decide which site is best able to handle new incoming calls.

Research and Development

    We believe that strong product development capabilities are essential to our strategy of building on our position as a technological leader in our industry, maintaining the competitiveness of our current products and adding new features, functions and products. Our product development team consists of professionals with expertise in software, telecommunications and computer hardware, many of whom have years of experience at industry leading companies in these segments, such as Microsoft Corporation, Lucent Technologies, Inc. and Nortel Networks Corporation. We believe that this combination of diverse technical and communications expertise contributes to the highly integrated functionality of our software products and provides us with a significant competitive advantage.

    Currently, we are both a Microsoft Certified Developer as well as a Microsoft Certified Solutions Provider. These designations give us early access to Microsoft technology, allowing us to develop products more quickly and make them interoperate more effectively with Microsoft products.

    Research and development expenses for the last three fiscal years were approximately $7.0 million in 1999, $4.1 million in 1998, and $2.1 million in 1997. Our research and development staff has grown to 69 employees as of December 31, 1999 from 49 and 27 employees as of December 31, 1998 and 1997, respectively. We believe that investment in research and development is important for us to maintain our position in the industry and, therefore, intend to increase our spending for research and development in the future.

Customer Services and Support

    We recognize the importance of offering quality service and support to our resellers, OEM partners, and end-user customers. Therefore, we provide a wide range of services and support to all of these groups, including technical support for our products, educational services, and professional services for implementing and customizing our products. These services include the following:

    Technical support services.  Our support services staff provides technical support for both our resellers and end-user customers 24 hours a day, seven days a week via phone, fax, e-mail and our Web site. We have support personnel in Indianapolis, France, and Australia. We also plan to open a support center in the Asia/Pacific region. We utilize EIC, integrated with customer relationship management software, to maximize the effectiveness of our support services. Customer support services, along with product upgrades, are included in initial and ongoing maintenance. Initial software license fees generally include one year of maintenance. Generally, to continue using our software after this initial period, our end-user customers must purchase annual ongoing product maintenance.

    Educational services.  We place primary emphasis on providing a comprehensive technical and sales education program to our resellers and OEM partners. We have formal certification programs covering pre- and post-sales engineering, installation and trouble shooting, implementation and project management, system administration and application development. Several credits for our supplementary or advanced educational offerings are included in our annual reseller agreement and each subsequent annual renewal. For resellers, OEM partners, and end-user customers who would like additional supplementary or advanced training, we offer classes that we bill on a per class basis.

    Professional services.  Our professional services staff supplements the implementation and customization personnel of our resellers. We offer a wide range of professional services for our end-user customers, including project management, data systems integration and host connectivity. To further expedite their implementation projects, end-user customers and resellers can select from several pre-packaged fixed fee offerings. If desired, we also provide our professional services on a time and materials basis.

Sales and Marketing

    We distribute our software products primarily through our network of resellers. We also maintain a field sales force to support our resellers, as well as engage in some direct sales efforts. In addition, we engage in a number of marketing activities to support our sales efforts. As of December 31, 1999, we employed 48 people in sales and marketing.

    Resellers.  We have a network of over 120 resellers that distribute our software products in North America, Europe, and the Asia/Pacific region. Our resellers have a presence in more than 25 countries and 30 states. We have signed a reseller in South Africa and a number of resellers in Central and South America. We intend to continue to broaden our geographic and market presence through our reseller coverage in order to enhance our market share position.

    OEM partners.  We have three OEM partners who currently plan on branding portions of our software solutions under their corporate name. These OEM solutions currently plan to target both call (contact) center and enterprise prospects.

    Sales force.  To help our resellers and OEM partners be as productive as possible, we have developed a field sales force that manages, supports and assists in the development of our reseller network and reseller and OEM opportunities. In North America, our field sales force is located in California, Colorado, Florida, Georgia, Indiana, Minnesota, Missouri, New Jersey, New York, Ohio, Texas, Virginia and Wisconsin. Internationally, our field sales force is located in France, Japan, the Netherlands and the United Kingdom. Occasionally, our field sales force makes direct sales to end-user customers.

    Marketing. Our marketing programs are designed to:

  •
  build market awareness of our communications and interaction management software;

  •
  generate qualified end-user customer leads; and

  •
  establish end-user customer preference for our products.

To accomplish these goals, we engage in a variety of marketing activities, including seminars, tradeshows, direct mailings, public relations activities, advertisements and Web site marketing.

Customers

    We license our products to more than 400 end-user customers in North America, Europe and the Asia/Pacific region, including:

Abbott Laboratories	Ameritech Corporation
BMW Financial Services Italia (Italy)	Bridgestone/Firestone
Carlson Travel	Fiserv, Inc.
Ikon Office Products	Los Alamos National Laboratory
BuyItNow, Inc.	NTS Marketing, Inc.
Caere Corporation	Postel Australia (Australia)
Ceridian Corporation	First Internet Bank
Deutsche Telekom Berkom Gmbh (Germany)	Techmar Communications, Inc.
Flowers and Gifts.com	Net2Phone
Dongbu Fire & Marine Insurance (Korea)	Zyan Communications
Onvia.com	NetSales

No end-user customer or reseller accounted for 10% or more of our revenues in 1999 or 1998, and one international reseller accounted for approximately 17% of revenues in 1997.

Competition

    The market for our software products is highly competitive and, because there are relatively low barriers to entry in the software market, we expect competition to increase significantly in the future. We cannot assure you that we will be able to compete effectively against current and future competitors. Our competition currently comes from several different market segments, including computer telephony platform developers, interaction management solution providers and telecommunications equipment vendors. These competitors include Apropos Technology, Aspect Telecommunications Corporation, CELLIT, Inc., Cisco Systems, Inc. (which recently acquired Webline Communications Corporation), Davox Corporation, eGain Communications, eShare Technology, Inc. (formerly Melita International Corporation), Genesys Telecommunication Laboratories, Inc. (recently acquired by Alcatel SA), Kana Communications, Lucent Technologies, Inc., Quintus Corporation (which recently acquired Acuity Corporation), Nortel Networks Corporation, Rockwell International Corporation and Siemens Nixdorf Information Systems AG/FI. We also compete to a lesser extent with new or recent entrants to the marketplace.

    Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing, customer service and other resources, greater name recognition and a larger installed base of customers than we do. Recently, a number of our competitors have been acquired by large, well-capitalized companies. As a result, these competitors may be able to respond to new or emerging technologies and changes in client requirements faster and more effectively than we can, and to devote greater resources to the development, promotion and sale of products than we can. Current competitors have merged with or acquired other competitors or established cooperative relationships with other competitors to increase the ability of their products to address the needs of our current or prospective clients. If these competitors were to acquire additional market share, it could have a material adverse effect on our business, financial condition and results of operations.

Intellectual property and other proprietary rights

    To protect our proprietary rights, we rely primarily on a combination of:

  –
  copyright, trade secret and trademark laws;

  –
  confidentiality agreements with employees and third parties; and

  –
  protective contractual provisions such as those contained in license and other agreements with consultants, suppliers, strategic partners, resellers and end-user customers.

    We have not signed agreements containing protective contractual provisions in every case and the contractual provisions that are in place and the protection they provide vary and may not provide us with adequate protection in all circumstances. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. Other parties may breach confidentiality agreements and other protective contracts we have entered into, and we may not become aware of these breaches or have adequate remedies for them.

    We generally require our employees to enter into confidentiality agreements containing non-disclosure, non-competition and non-solicitation provisions. When they begin employment, our employees also generally sign offer letters specifying the basic terms and conditions of their employment.

    We currently do not hold any patents. However, we have filed provisional patent applications relating to technology embodied in our software products. We hold the registered trademarks for Interactive Intelligence® and Enterprise Interaction Center® in the U.S. and have trademark applications pending in the U.S. for the following marks: Interaction Client, Interaction Designer, Interaction Administrator, Interaction Recorder, Interaction Dialer, Interaction Director, Interaction Web, Interaction Mail, Multimedia Queuing and our logo design mark. In addition, we have trademark applications pending in several foreign countries for the marks Interactive Intelligence and Enterprise Interaction Center. All other trademarks and trade names referred to in this 10-K filing are the property of their owners.

    We license some components of our products from third parties. If we were to lose those licenses, we believe that we could obtain licenses from other sources for similar components. However, if one or more of these licenses terminates or cannot be renewed on satisfactory terms, we would have to modify the affected products to use alternative components or technology or eliminate the affected product function, either of which could have a material adverse effect on us.

    See Item 3. Legal Proceedings for a description of correspondence from a large, well capitalized competitor claiming that our products utilize technologies pioneered and patented by it.

Employees

    As of December 31, 1999, we had 200 employees worldwide, including 69 in research and development, 60 in client services, 48 in sales and marketing and 23 in administration. Our future performance depends in significant part upon the continued service of our key sales and marketing, technical and senior management personnel and our continuing ability to attract and retain highly qualified personnel. Competition for these personnel is intense and we cannot assure you that we will be successful in attracting or retaining these personnel in the future.

    We believe that we have a unique corporate culture that attracts highly qualified and motivated employees. We emphasize teamwork, flexible work arrangements, local decision making and open communications. Every employee has been granted stock options. None of our employees is represented by a labor union and, except for ten employees working in France who are required by French law to be subject to a collective bargaining agreement, none of our employees is subject to a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Item 2. Properties.

    Our principal administrative, sales, marketing, support and research and development facilities are located in Indianapolis, Indiana pursuant to leases which expire in 2004. We currently occupy a number of domestic and international development, sales, and support offices. We believe that our existing facilities are adequate for our current needs and that additional space will be available as needed.

Item 3. Legal Proceedings.

    In June 1999 and September 1999, we received letters from a competitor in the call center market claiming that the Company's products utilize technologies pioneered and patented by that competitor. Our patent counsel has reviewed all of the patents listed in the letter dated June 1999 from the competitor and is in the process of reviewing the additional patents noted in the letter dated September 1999. Based on the advice of our patent counsel, we believe that our products do not infringe any of the patents listed in either letter. We intend to continue to discuss this conclusion with the competitor, but cannot assure you that the competitor will concur with our conclusion or that this matter can be resolved amicably, without infringement claims being made by the competitor or without a material adverse effect on our business, financial condition or results of operations.

    We are also subject to ordinary and routine claims, lawsuits and proceedings incidental to our business, none of which is expected to be material to our results of operations, financial condition or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

    None.

Executive Officers of the Registrant

    The following table sets forth information about our executive officers and significant employees::

Name	Age	Position
Donald E. Brown, M.D.	44	Chairman of the Board, President and Chief Executive Officer
John R. Gibbs	49	Executive Vice President of Administration and Corporate Development, Treasurer and Director
Michael J. Tavlin	53	Chief Financial Officer and Corporate Secretary
Jeremiah J. Fleming	42	Vice President of Sales, The Americas
Michael E. Ford	47	Vice President of Operations, Europe, Middle East and Africa
Douglas T. Shinsato	50	Vice President of Operations, Asia/Pacific
Keith A. Midkiff	37	Vice President of Finance and Controller
Joseph M. Adams (1)	44	Vice President of Market Communications
Pamela Jo Hynes (1)	38	Vice President of North American Client Services
Michael D. Gagle, Ph.D. (1)	49	Chief Scientist

(1)
Significant employees, but not executive officers.

    Donald E. Brown, M.D.  co-founded his third software company, Interactive Intelligence, in October 1994 and has served as Chief Executive Officer since April 1995 and President since inception. Dr. Brown also serves as Chairman of the Board, a position he has held since July 1998. Dr. Brown has been a director since inception. In March 1988, Dr. Brown co-founded Software Artistry, Inc., a developer of customer support software that became a public company in March 1995 and was subsequently acquired by IBM Corporation in January 1998. At Software Artistry, Dr. Brown served as Chief Executive Officer and director from inception through September 1994. Dr. Brown's first software company was acquired by Electronic Data Systems, Inc. in September 1987. Dr. Brown graduated from the Indiana University School of Medicine in 1985. He also holds two additional degrees from Indiana University, a M.S. in computer science and a B.S. in physics.

    John R. Gibbs co-founded Interactive Intelligence in October 1994 and has served as Executive Vice President of Administration and Corporate Development since January 1995 and Treasurer since April 1995. Mr. Gibbs also served as Secretary from April 1995 to January 1997. Mr. Gibbs has been a director since April 1995. From March 1992 until October 1994, Mr. Gibbs was an independent management consultant, serving mostly entrepreneurial and emerging growth companies. He also has prior experience as an executive for high technology companies. While a consultant, Mr. Gibbs served as the first Executive Director of the Indiana Software Association. Mr. Gibbs holds a B.S. degree in business economics and public policy from Indiana University. He also attended M.B.A. school at Indiana University.

    Michael J. Tavlin has served as Chief Financial Officer since joining Interactive Intelligence in June 1999 and as Corporate Secretary since November 30, 1999. From June 1986 to June 1999, Mr. Tavlin served as Vice President-Treasurer and Secretary of Aliant Communications Inc., a telecommunications company, which was recently acquired by ALLTEL Corporation. From January 1979 until June 1986, Mr. Tavlin served as a Senior Tax Manager with Coopers & Lybrand, which is now known as PricewaterhouseCoopers, and Touche Ross & Co., which is now known as Deloitte & Touche. Prior to that time, Mr. Tavlin was engaged in the practice of law. Mr. Tavlin holds a B.A. degree in education from Oklahoma City University, a J.D. degree from the University of Nebraska College of Law, and a LL.M. in Taxation degree from Washington University Law School in St. Louis.

    Jeremiah J. Fleming has served as Vice President of Sales, The Americas, since joining Interactive Intelligence in March 1997. From January 1995 to February 1997, Mr. Fleming served as Vice President, Domestic Sales of Software Artistry. From 1992 to December 1994, he held sales positions of increasing responsibility at Software Artistry, including Manager, Central Region Sales from January 1993 to December 1994. He performed various sales capacities at Pansophic Systems, Inc., a developer of business software, from 1989 to 1991, concluding as the Midwest Regional Manager. Mr. Fleming holds both a M.B.A. degree and a B.A. degree in political science and philosophy from the University of Missouri.

    Michael E. Ford has served as Vice President of Operations, Europe, Middle East and Africa, since September 1998. Mr. Ford also served as Director of Sales, Europe, Middle East and Africa from the time he joined Interactive Intelligence in July 1997 until September 1998. From March 1994 to April 1997, he served as Vice President of Sales of Enhanced Systems, Inc., a developer of voice processing software. From March 1993 to March 1994, Mr. Ford served as Vice President of Sales for Futurus Corporation, a developer of unified messaging software. Mr. Ford's previous experience also includes establishing and managing subsidiaries in Europe and Asia for Computer Corporation of America and serving as Director of International Business for Hayes MicroComputer Corporation. Mr. Ford holds a Masters in international business degree from the University of South Carolina and a B.S. in business administration and economics from the University of Pittsburgh in Kansas.

    Douglas T. Shinsato has served as Vice President of Operations, Asia/Pacific, since joining Interactive Intelligence in May 1998. From April 1997 until April 1998, Mr. Shinsato served as Vice President of Asia Pacific of Genesys Telecommunications Laboratories, a developer of computer telephony integration software. From December 1995 to April 1997, he served as Executive Vice President-Japan for AT Kearney, a subsidiary of Electronic Data Systems, Inc., an information technology services and systems integrator. From December 1988 until December 1995, Mr. Shinsato was a senior partner in Deloitte Touche, Tohmatsu's management consulting operations in Japan. Mr. Shinsato holds a M.B.A. degree from the University of Southern California and a J.D. degree from the Stanford Law School.

    Keith A. Midkiff has served as Vice President of Finance since March 1999 and as Controller since joining Interactive Intelligence in February 1997. Mr. Midkiff was Vice President of Finance and Chief Financial Officer of Alta Analytics, Inc., a developer of data analysis software, from December 1996 to February 1997. From June 1993 to December 1996, he served as Controller of Software Artistry, which became a public company in March 1995. Mr. Midkiff holds a M.B.A. degree from Indiana University and a dual B.S. degree in accounting and finance from Ohio State University.

    Joseph M. Adams has served as Vice President of Market Communications since joining Interactive Intelligence in December 1996. In 1988, Mr. Adams co-founded Software Artistry with Dr. Brown. From 1988 to November 1995, Mr. Adams served in a number of senior roles at Software Artistry, including Vice President of Market Communications. From November 1995 to December 1996, Mr. Adams was retired. He also previously served as a director at Software Artistry and three separate Indianapolis based charities. Mr. Adams holds a B.S. degree in business economics from Indiana University.

    Pamela Jo Hynes has served as Vice President of North American Client Services since September 1999 and as Director of Client Services since joining Interactive Intelligence in November 1996. Mrs. Hynes was an Account Manager at Software Artistry from July 1996 to October 1996 and the Support Services Manager of Software Artistry from August 1992 to July 1996. Prior to August 1992, she served in a number of technical roles at Software Artistry, including Application Development, Technical Instructor and Field Engineer. Before joining Software Artistry, she served as Technical Support Engineer at American Financial Resources, a software development company. Mrs. Hynes holds a B.S. degree in management information systems from New Hampshire College.

    Michael D. Gagle, Ph.D.  has served as Chief Scientist since March 1998. From the time Dr. Gagle joined Interactive Intelligence in March 1995 until March 1998, he served as our Principal Software Engineer and Project Leader. Before joining Interactive Intelligence, Dr. Gagle spent five years working on a variety of applied projects at AT&T Bell Labs. Dr. Gagle's previous experience also includes co-founding and serving as Vice President for Research and Development for Micro Data Base Systems, Inc., a developer of PC database systems, working on the technical staff of Microsoft Corporation and serving from January 1994 to September 1994 as a senior developer with the Regenstrief Institute for Health Care Research. Dr. Gagle holds a Ph.D. in management information systems and a B.S. in industrial management from Purdue University.

    (Pursuant to General Instruction G(3) of Form 10-K, the foregoing information regarding executive officers and significant employees is included as a separate Item in Part I of this Annual Report on Form 10-K in lieu of being included in our Proxy Statement for our 2000 Annual Meeting of Shareholders.)

PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

(a)  Price Range of our Common Stock and Dividends

    Our common stock began trading on The Nasdaq Stock Market® under the symbol ININ on September 23, 1999. Prior to that date, there was no public market for the common stock. The following table sets forth, for the fiscal quarters indicated, the high and low sale prices of our common stock as reported by The Nasdaq Stock Market®.

	High	Low
Quarter ended September 30, 1999 (beginning September 23, 1999)	$40.000	$18.500
Quarter ended December 31, 1999	$33.875	$20.250

    As of March 15, 2000, we had 121 shareholders of record of our common stock. In addition, we believe we have approximately 5,000 beneficial owners, whose shares of common stock are held in the names of brokers, dealers, and clearing agencies.

    We have never paid cash dividends on our capital stock and do not expect to pay cash dividends in the foreseeable future. In addition, our bank credit agreement currently restricts our ability to pay cash dividends without the bank's consent.

(b)  Sales of Unregistered Securities

    The following information is furnished as to our securities sold during 1999 that were not registered under the Securities Act of 1933, as amended. All of the information is adjusted for the three-for-two stock split effected as a stock dividend on July 12, 1999.

     (i) On February 12, 1999, we issued 130,079 shares of common stock to Donald E. Brown, M.D., in exchange for the cancellation of $1,083,987.50 in accrued interest and deferred compensation payable by us to Dr. Brown.

    (ii) On February 12, 1999, we issued 14,452 shares of common stock to John R. Gibbs for an aggregate purchase price of $120,443.

    (iii) During 1999, until September 28, 1999 (the date that our Registration Statement on Form S-8 (Registration No. 333-87919) was filed with the Commission), we granted options for an aggregate of 500,975 shares of common stock to 121 officers, directors, employees and consultants under our 1995 Incentive Stock Option Plan, our 1995 Nonstatutory Stock Option Incentive Plan and our 1999 Stock Option and Incentive Plan. The per share exercise price for such options range from $8.33 to $24.75.

    (iv) On May 26, 1999, we granted an option to purchase 15,000 shares of common stock to each of two new directors of the Company. The exercise price for these options is $9.33 per share.

    (v) On July 12, 1999, all of our outstanding shares of common stock were split on a three-for-two basis, effected as a stock dividend.

    The transactions described in paragraphs (i) and (ii) above are exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act. The transactions described in paragraphs (iii) and (iv) above are exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and/or Rule 701 promulgated thereunder. The transaction described in paragraph (v) above is exempt from the registration requirements of the Securities Act because it did not involve a "sale" of a security within the meaning of Section 2(3) of the Securities Act.

(c)  Use of Proceeds

    There has been no change to the disclosure contained in our report on Form 10-Q for the quarter ended September 30, 1999 regarding the use of proceeds generated by the Company's initial public offering. The shares of our common stock issued in the initial public offering were registered on a Registration Statement on Form S-1 (Registration No. 333-79509) which was declared effective on September 22, 1999.

Item 6. Selected Financial Data.

    The following selected consolidated financial data is qualified in its entirety by, and should be read in conjunction with, our Consolidated Financial Statements and the Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Form 10-K. The selected consolidated financial data has been derived from our audited Consolidated Financial Statements.

	Year Ended December 31,
	1999	1998	1997	1996	1995
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Software	$14,231	$7,662	$1,265	$—	$—
Services	4,850	1,349	325	—	—

Total revenues	19,081	9,011	1,590	—	—
Costs and expenses:
Costs of software	194	59	38	—	—
Costs of services	5,728	3,381	1,258	—	—
Sales and marketing	10,175	6,623	2,519	157	19
Research and development	6,967	4,065	2,118	987	297
General and administrative	2,773	1,407	742	192	99

Total costs and expenses	25,837	15,535	6,675	1,336	415

Operating loss	(6,756)	(6,524)	(5,085)	(1,336)	(415)
Interest expense, net	361	868	361	43	1

Net loss before income taxes	(7,117)	(7,392)	(5,446)	(1,379)	(416)
Income taxes	—	—	—	—	—

Net loss	$(7,117)	$(7,392)	$(5,446)	$(1,379)	$(416)

Basic and diluted net loss per share	$(0.62)	$(0.84)	$(0.71)	$(0.33)	$(0.21)
Shares used in per share computation	11,469	8,816	7,642	4,216	1,966

	Year Ended December 31,
	1999	1998	1997	1996	1995
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,235	$2,021	$390	$23	$51
Working capital (deficit)	10,709	1,731	(1,575)	(544)	26
Total assets	32,370	8,239	3,141	438	133
Long-term debt	377	9,490	5,872	593	—
Total shareholders' equity (deficit)	24,155	(5,154)	(6,217)	(803)	107

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

    Certain statements in this Form 10-K contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can be identified by their use of such verbs as "expects," "anticipates," and "believes" or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, the "Factors Affecting Future Operating Results" described herein.

Overview

    We commenced operations in October 1994. Through the end of 1996, we focused primarily on research and development activities. EIC was released in March 1997. In 1997 and 1998, we expanded our operations to capitalize on the increased market demand for communications and interaction management software. We decided, at the expense of profitability, to continue investing significantly in research and development, and to accelerate our investments in marketing, services and sales operations. We had no revenue in 1996, and our total revenues were $1.6 million in 1997, $9.0 million in 1998, and $19.1 million in 1999.

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

Historical Results of Operations

    The following table sets forth, for the periods indicated, our consolidated financial information expressed as a percentage of total revenues.

	Year ended December 31,
	1999	1998	1997
Revenues:
Software	75%	85%	80%
Services	25	15	20

Total revenues	100	100	100
Costs and expenses:
Costs of software	1	1	2
Costs of services	30	37	79
Sales and marketing	53	73	159
Research and development	36	45	133
General and administrative	15	16	47

Total costs and expenses	135	172	420

Operating loss	(35)	(72)	(320)
Interest expense, net	2	10	23

Loss before income taxes	(37)	(82)	(343)
Income taxes	—	—	—

Net loss	(37)%	(82)%	(343)%

Comparison of Fiscal Years Ended December 31, 1999, 1998 and 1997

Revenues

    Our total revenues increased to $19.1 million in 1999 from $9.0 million in 1998 and $1.6 million in 1997. Non-North American revenues were $3.6 million, $1.4 million, and $292,000 in 1999, 1998, and 1997, respectively. Our revenues are derived primarily from license fees and related services, including product maintenance, education services, and professional services. The increase in total revenues resulted primarily from increases in the number of both new and existing software licenses and, to a lesser extent, product maintenance revenues. We do not believe that the percentage increases in revenues achieved in prior periods should be anticipated in future periods. We anticipate that software revenues will continue to represent a majority of our revenues for the foreseeable future.

    Software.  Our software revenues increased to $14.2 million in 1999 from $7.7 million in 1998 and $1.3 million in 1997. The increase in software revenues in 1999 from 1998 resulted from continued market acceptance for EIC, initial market acceptance for our other products, and a growing geographic presence in North America, Europe, and the Asia/Pacific region. The increase in software revenues in 1998 from 1997 resulted primarily from the release of our first product, EIC, and our initial North American sales efforts.

    Services.  Services revenues increased to $4.9 million in 1999 from $1.3 million in 1998 and $325,000 in 1997. The increase in services revenues in 1999 from 1998 and 1997 was primarily due to an increase in product maintenance revenues, which is related to our growing installed base of end-user customers. We also realized additional education revenues and additional implementation and customization revenues from our recently established professional services organization.

Costs and Expenses

    As a percentage of total revenues, our costs and expenses decreased to 135% in 1999 from 172% in 1998 and 420% in 1997. This decrease resulted primarily from revenues increasing faster than expenses. Our total costs and expenses increased to $25.8 million in 1999 from $15.5 million in 1998 and $6.7 million in 1997, primarily reflecting substantial increases in investments in our research and development, marketing, sales and services efforts over the comparison period.

    Costs of software.  Costs of software consist primarily of product and software royalties paid to third-parties for the use of their technologies in our products and, to a lesser extent, software packaging costs, which includes product media, duplication and documentation. Costs of software increased to $194,000 in 1999 from $59,000 in 1998 and $38,000 in 1997, representing 1%, 1%, and 3% of software revenues in 1999, 1998, and 1997, respectively. The increase was due to royalties owed as a result of higher software revenues and software packaging costs associated with the releases of EIC Version 1.3 and Interaction Dialer™. We expect product and software royalties to continue to increase as we release additional products and integrate additional third-party functions and features into our product offerings.

    Costs of services.  Costs of services consist primarily of compensation expenses for technical support, education, and professional services personnel and other costs associated with supporting our resellers and end-user customers. Costs of services increased to $5.7 million in 1999 from $3.4 million in 1998 and $1.3 million in 1997. As a percentage of total services revenues, cost of services represented 118%, 251%, and 387% for years ended December 31, 1999, 1998 and 1997, respectively. The increase in amount reflects an ongoing effort to maximize our reseller effectiveness and end-user customer satisfaction through the development and expansion of our technical support, education and professional services organizations. We expect that costs of services will increase as we make continued investments to support our end-user customer base and resellers.

    Sales and marketing.  Sales and marketing expenses consist of trade shows, telemarketing campaigns, public relations and other promotional expenses, compensation expenses, including sales commissions, and travel expenses. Sales and marketing increased to $10.2 million in 1999 from $6.6 million in 1998 and $2.5 million in 1997. The increase reflects the expansion of our worldwide sales and marketing organizations, and higher sales compensation expenses associated with higher software revenues, and marketing activities such as trade shows and advertising. We currently plan to continue investing significantly in sales and marketing efforts.

    Research and development.  Research and development expenses consist primarily of compensation expenses for our developers and third party efforts to develop and enhance our products, including adapting our products for specific non-English languages. Research and development expenses increased to $7.0 million in 1999 from $4.1 million in 1998 and $2.1 million in 1997. Currently, all costs related to research and development of our products are charged to research and development expense as incurred. The dollar increases in research and development expenses were due to the hiring of software developers and third party efforts required to enhance our existing product suite, develop new products, and localize our products for the Japanese, Korean, and Spanish markets. We believe that a significant investment in research and development has been, and will continue to be, critical to market acceptance of our products.

    General and administrative.  General and administrative expenses consist primarily of compensation for our administrative, financial, and information technology personnel, and a number of non-allocable costs, including legal and other professional service fees. General and administrative expenses increased to $2.8 million in 1999 from $1.4 million in 1998 and $742,000 in 1997. The increases in 1999 from 1998 and 1997 were primarily due to the addition of personnel necessary to support our growing operations and an increased amount of legal and other professional service fees. We believe our general and administrative expenses will continue to increase as we expand our administrative infrastructure and incur additional legal and other professional service fees.

Interest expense, net

    Interest expense, net was $361,000 in 1999, $868,000 in 1998, and $361,000 in 1997. The decrease from 1998 to 1999 resulted primarily from a reduction in notes payable to our principal shareholder as we used a portion of our initial public offering proceeds to extinguish this debt, and interest income generated from the investment of the remaining proceeds. The increase in 1998 from 1997 resulted primarily from significant increases in debt payable to our principal shareholder, various commercial lines of credit and the interest portion of capital leases. See Notes 3 and 4 of our notes to consolidated financial statements.

Income taxes

    We were a C-corporation in 1999 and for approximately two months in 1998. During this period we generated a tax loss carryforward, but we did not recognize a tax benefit because of the uncertainty of eventually realizing these benefits. For ten months in 1998 and all of 1997, we were an S-corporation. As an S-corporation, any tax benefit flowed through to our stockholders. As a result, we did not realize any tax benefit from our net losses while we were an S-corporation. See Note 9 of our notes to consolidated financial statements.

Liquidity and Capital Resources

    In September 1999, we sold 3.0 million shares of common stock in our initial public offering, generating $39.0 million in cash, before offering expenses. As of December 31, 1999, we had cash and cash equivalents of $2.2 million, short-term investments of $12.1 million, a working capital balance of $10.7 million, and long-term investments of $9.0 million. Prior to our initial public offering, we funded our operations primarily through equity and debt infusions from our principal shareholder, Dr. Donald E. Brown, a $5.0 million equity investment by Dialogic Investment Corporation (now owned by Intel Corporation), and borrowings under commercial lines of credit.

    Our operating activities resulted in net cash outflows of $2.6 million in 1999, $7.1 million in 1998 and $4.5 million in 1997. The operating cash outflows for these periods resulted from significant investments in research and development, sales, marketing and services, which led to operating losses in all periods. In 1999, the operating cash outflow due to operating losses was reduced by a significant increase in deferred revenue.

    In 1999, our investing activities consisted primarily of purchasing, net of sales, $21.1 million of short-term and long-term investments with the proceeds from our initial public offering. We also invested heavily in property and equipment in 1999, 1998, and 1997, including $3.7 million in 1999. These capital expenditures consisted primarily of hardware, software, equipment, and furniture for our growing employee headcount, and our research and development needs including test equipment. At December 31, 1999, we did not have any material commitments for future capital expenditures.

    Prior to the initial public offering, financing activities consisted primarily of the issuance of debt and equity to Dr. Brown, borrowings under commercial lines of credit, and the equity investment by Dialogic Investment Corporation (now owned by Intel Corporation). At December 31, 1999, we had no amounts outstanding on our lines of credit and were in compliance with all related financial covenants and restrictions. These lines of credit are currently scheduled to expire on June 30, 2000. In addition, we also used a portion of the net proceeds to repay the note payable and accrued interest, totaling $8.0 million, to Dr. Brown.

    We believe that the net proceeds from our initial public offering, together with existing cash and cash equivalents, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. After that time, we may require additional funds to support our working capital requirements or for other corporate purposes, and we may seek to raise additional funds through public or private equity or debt financings or from other sources. We cannot assure you that additional financing will be available at all or that, if available, it will be on terms favorable to us or that any additional financing will not dilute your ownership interest in Interactive Intelligence.

Factors that may affect our future operating results are set forth below:

OUR LIMITED OPERATING HISTORY MAKES FINANCIAL FORECASTING DIFFICULT
AND, IN ASSESSING OUR PROSPECTS, YOU SHOULD CONSIDER OUR EARLY STAGE OF
DEVELOPMENT AND PRESENCE IN A NEW AND RAPIDLY EVOLVING INDUSTRY

    Our limited operating history makes it difficult to forecast our future operating results. We commenced operations in October 1994, but did not begin shipping our flagship product, Enterprise Interaction Center® or EIC, until 1997. In 1999, we began shipping Interaction Recorder™, Interaction Dialer™, and e-FAQ™. Accordingly, you should assess our prospects in light of the risks and difficulties frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving industries.

WE HAVE HISTORICALLY INCURRED LOSSES AND WE MAY NOT ACHIEVE PROFITABILITY

    We have not operated profitably to date. We incurred net losses of $7.1 million, $7.4 million, and $5.4 million in 1999, 1998, and 1997, respectively. At December 31, 1999, we had accumulated losses since inception of $21.8 million. We intend to continue to make significant investments in our research and development, marketing, services and sales operations. We anticipate that these expenses could significantly precede any revenues generated by the increased spending. As a result, we are likely to continue to experience losses and negative cash flow from operations in future quarters. If we do become profitable, we may not sustain or increase our profitability.

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

WE HAVE A LENGTHY PRODUCT SALES CYCLE, WHICH HAS CONTRIBUTED, AND
MAY CONTINUE TO CONTRIBUTE, TO THE QUARTER-TO-QUARTER VARIABILITY OF
OUR REVENUES AND OPERATING RESULTS, WHICH COULD AFFECT THE MARKET PRICE
OF OUR COMMON STOCK

    We have generally experienced a lengthy product sales cycle, averaging approximately six to nine months. The lengthy sales cycle is one of the factors that has caused, and may in the future continue to cause, our software revenues and operating results to vary significantly from quarter to quarter, which could affect the market price of our common stock. It also makes it difficult for us to forecast product license revenues. Because of the unique characteristics of our products, our prospective end-user customers' decisions to license our products often require significant investment and executive level decision making. We believe that many companies currently are not aware of the benefits of interaction management software of the type we license or of our products and capabilities. For this reason, we must provide a significant level of education to prospective end-user customers about the use and benefits of our products, which can cause potential end-user customers to take many months to make these decisions. As a result, sales cycles for end-user customer orders vary substantially from customer to customer. Excessive delay in product sales could materially adversely affect our business, financial condition or results of operations.

    The length of the sales cycle for end-user customer orders depends on a number of other factors over which we have little or no control, including:

  –
  an end-user customer's budgetary constraints;

  –
  the timing of an end-user customer's budget cycles;

  –
  concerns by end-user customers about the introduction of new products by us or our competitors; and

  –
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

OUR INABILITY TO MANAGE SUCCESSFULLY OUR GROWTH OR OUR INCREASINGLY
COMPLEX THIRD PARTY RELATIONSHIPS COULD ADVERSELY AFFECT US

    If we are not able to manage our growth successfully, we will not grow as planned and our business could be adversely affected. We have grown total revenues to $19.1 million in 1999 from $9.0 million in 1998 and $1.6 million in 1997, and we intend to continue to grow our business operations significantly in the future. Our existing management, operational, financial and human resources and management information systems and controls may be inadequate to support our future operations. In addition, as the complexity of our product technology and our reseller and other third-party relationships have increased, the management of those relationships and the negotiation of contractual terms sufficient to protect our rights and limit our potential liabilities has become more complicated, and we expect this trend to continue in the future. As a result, our inability to successfully manage these relationships or negotiate sufficient contractual terms could have a material adverse effect on us.

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

WE MAY NOT BE ABLE TO GROW OUR BUSINESS AS PLANNED IF WE DO NOT MAINTAIN SUCCESSFUL RELATIONSHIPS WITH OUR RESELLERS OR OEM PARTNERS AND CONTINUE TO RECRUIT AND DEVELOP ADDITIONAL SUCCESSFUL RESELLERS AND OEM PARTNERS

    Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our existing and future resellers and OEM partners and in recruiting and training additional resellers and OEM partners. We rely primarily on resellers to market and support our products, and plan on relying more on our OEM partners in the future. We are still developing and refining our reseller and OEM distribution networks and may be unable to attract additional resellers with both voice and data expertise or appropriate OEM partners that will be able to market our products effectively and that will be qualified to provide timely and cost-effective customer support and service. We generally do not have long-term or exclusive agreements with our resellers or OEM partners, and the loss of specific larger resellers or OEM partners or a significant number of resellers or OEM partners could materially adversely affect our business, financial condition or results of operations.

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

A DECLINE IN MARKET ACCEPTANCE FOR MICROSOFT CORPORATION TECHNOLOGIES ON WHICH OUR PRODUCTS RELY COULD HAVE A MATERIAL ADVERSE EFFECT ON US

    EIC and our other products currently run only on Microsoft Windows NT® servers. In addition, our products use other Microsoft Corporation technologies, including Microsoft Exchange Server® and Microsoft SQL Server®. A decline in market acceptance for Microsoft technologies or the increased acceptance of other server technologies could cause us to incur significant development costs and could have a material adverse effect on our ability to market our current products. Although we believe that Microsoft technologies will continue to be widely used by businesses, we cannot assure you that businesses will adopt these technologies as anticipated or will not in the future migrate to other computing technologies that we do not currently support. In addition, our products and technologies must continue to be compatible with new developments in Microsoft technologies.

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

SLOWER THAN ANTICIPATED GROWTH IN DEMAND FOR INTERACTION MANAGEMENT SOFTWARE OF THE TYPE WE LICENSE COULD MATERIALLY ADVERSELY AFFECT OUR GROWTH PROSPECTS

    If the demand for interaction management software of the type we license does not continue to grow as anticipated within each of our three targeted markets, our ability to grow our business as planned could be materially adversely affected. All of our revenues have been generated from licenses of our EIC software or complementary products, and related support, educational and professional services. We expect these products and services to account for the majority of our revenues for the foreseeable future. Although we believe demand for the functions performed by EIC is high, and growth in demand has accelerated in recent years, particularly among call centers, the market for our products and services is still emerging. Further, our growth plans require us to successfully attract end-user customers in our two other target markets, enterprises and service providers, which have been much slower to adopt software technologies such as our EIC product.

IF WE ARE UNABLE TO ADAPT OUR SOFTWARE IN A WAY THAT WILL PERMIT US TO SERVE LARGE, SINGLE-SITE END-USER CUSTOMERS, THE MARKETABILITY OF EIC COULD BE ADVERSELY AFFECTED

    EIC currently serves small to medium sized call centers and enterprises with approximately 25 to 300 users at a single location. As these organizations expand to include multiple locations, EIC can be customized to increase the number of telephone lines, extensions and users. However, EIC cannot currently meet the communications needs of organizations with more than 200 users at a single call center location or 300 users at a single enterprise location. We will need to adapt our software to serve larger single-site organizations. Although we are currently developing and testing a solution that would enable our software to double the number of users that EIC can serve at a single location, we cannot assure you that we will be able to successfully introduce this technology into a currently available version of EIC. Further, we may not be able to adapt our software in a timely or cost effective manner in a way that will permit us to serve these customers. This inability could have a material adverse effect on our business, financial condition or results of operations.

DIALOGIC CORPORATION MAY BECOME UNWILLING OR UNABLE TO CONTINUE
TO MANUFACTURE AND SUPPLY US WITH VOICE PROCESSING BOARDS, REQUIRING US TO
INTRODUCE A SUBSTITUTE SUPPLIER WHICH COULD PROVE DIFFICULT OR COSTLY

    Dialogic Corporation is our only supplier of the voice processing boards that are necessary for the operation of the currently available versions of our products. If Dialogic Corporation becomes unable or unwilling to continue to manufacture and supply these voice processing boards in the volume, price and technical specifications we require, then we would have to adapt our products to a substitute supplier. Although we are currently testing voice processing boards from an alternative supplier, we cannot assure you that we will be able to successfully introduce voice processing boards made by this alternative supplier into the available versions of our products. In addition, introducing a new primary or only supplier of voice processing boards could result in unforeseen additional product development or customization costs and could also introduce hardware and software operating or compatibility problems. These problems could affect product shipments, be costly to correct or damage our reputation in the markets in which we operate, and could have a material adverse affect on our business, financial condition or results of operations.

    In addition, Intel Corporation acquired Dialogic Corporation in the summer of 1999. While Intel Corporation does not currently offer a product that competes with our EIC, Intel Corporation could potentially develop a competitive or superior product or attempt to affect our current relationship with Dialogic Corporation.

    In addition, Dialogic Corporation's CT Media™ offers some of the functionality that EIC provides and consequently could make it easier for competitors or potential competitors to provide products competitive with ours. If CT Media™ were to become an industry standard, our failure to adopt it could disadvantage us in competitive situations.

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

    In June 1999 and September 1999, the Company received letters from a competitor in the call center market claiming that the Company's products utilize technologies pioneered and patented by that competitor. The Company's patent counsel has reviewed all of the patents listed in the letter dated June 1999 from the competitor and is in the process of reviewing the additional patents noted in the letter dated September 1999. Based on the advice of the Company's patent counsel, the Company believes that its products do not infringe any of the patents listed in either letter. The Company intends to continue to discuss this conclusion with the competitor, but cannot assure you that the competitor will concur with the Company's conclusion or that this matter can be resolved amicably, without infringement claims being made by the competitor or without a material adverse effect on the Company's business, financial condition or results of operations.

    Infringement claims, even if without merit, can be time consuming and expensive to defend. A third party asserting infringement claims against us or our customers with respect to our current or future products may require us to enter into costly royalty arrangements or litigation, or otherwise materially adversely affect us.

WE DEPEND ON KEY PERSONNEL AND WILL NEED TO RECRUIT ADDITIONAL SKILLED PERSONNEL, FOR WHICH COMPETITION IS INTENSE, TO CONDUCT AND GROW OUR
BUSINESS EFFECTIVELY

    Our success depends in large part on the continued service of our key personnel, particularly Dr. Donald E. Brown, our co-founder, Chief Executive Officer and principal stockholder, and Dr. Michael D. Gagle, our Chief Scientist. The loss of the services of either of these individuals or any key personnel could have a material adverse effect on our business, financial condition or results of operations. Our future success also depends on our ability to attract, train, assimilate and retain additional qualified personnel. Competition for persons with skills in the software industry is intense, particularly for those with relevant technical and/or sales experience. We cannot assure you that we will be able to retain our key employees or that we can attract, train, assimilate or retain other highly qualified personnel in the future.

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

OUR INTERNATIONAL OPERATIONS AND EXPANSION INVOLVE FINANCIAL AND
OPERATIONAL RISKS

    The expansion of our international operations will require significant management attention and financial resources to establish additional foreign operations, hire additional personnel and recruit additional international resellers. Non-North American revenues accounted for 19%, 16%, and 17% of our total revenues in 1999, 1998, and 1997, respectively. To date, our products have been licensed outside North America primarily in Western Europe, South Africa and Australia. We are also expanding our marketing efforts in Japan, Korea, China and Central and South America. We intend to continue to expand our international operations and enter additional international markets. Revenues from international expansion may be inadequate to cover the expenses of international expansion. In addition to foreign currency fluctuation risks described in Item 7a, other risks inherent in our international business activities, in the countries in which we have licensed our products to date and in those countries in which we intend to expand, generally could include the following:

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

    Because our solution consists of our software running on a Windows NT® server and Dialogic Corporation voice processing boards, it is inherently more prone to performance interruptions for our end-user customers than traditional non-software based products. Performance interruptions at our end-user customer sites, most of which currently do not have back-up systems, could affect demand for our products or give rise to claims against us.

IF OUR END-USER CUSTOMERS DO NOT PERCEIVE OUR PRODUCTS OR THE RELATED SERVICES PROVIDED BY OURSELVES OR OUR RESELLERS TO BE EFFECTIVE OR OF HIGH QUALITY, OUR BRAND AND NAME RECOGNITION WILL SUFFER

    We believe that establishing and maintaining brand and name recognition is critical for attracting, retaining and expanding end-user customers in our target markets. We also believe that the importance of reputation and name recognition will increase as competition in our market increases. Promotion and enhancement of our name will depend on the effectiveness of our marketing and advertising efforts and on our success in providing high-quality products and related services, neither of which can be assured. If our end-user customers do not perceive our product or related services to be effective or of high quality, our brand and name recognition would suffer which could have a material adverse effect on our business, financial condition or results of operations.

THE GROWTH OF OUR BUSINESS MAY BE IMPEDED WITHOUT INCREASED USE
OF THE INTERNET

    The use of the Internet as a commercial marketplace is at an early stage of development. Demand and market acceptance for recently introduced products and services available over the Internet are still uncertain. In addition, governmental regulation of the Internet, such as imposing sales and other taxes, access charges, and pricing controls and inhibiting cross-border commerce, may reduce the use of the Internet by businesses for their electronic commerce and customer service needs. To date, governmental regulations have not materially restricted commercial use of the Internet. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. New regulations could reduce the use of the Internet by our end-user customers and, in turn, their customers. The lack of acceptance of the Internet as a forum for conducting business could reduce growth in demand for our products and limit the growth of our revenue.

OUR BUSINESS WILL BE ADVERSELY AFFECTED IF WEB-BASED ELECTRONIC BUSINESS SOLUTIONS ARE NOT WIDELY ADOPTED

    Our products address a new and emerging market for Web-based, interactive electronic business solutions. Therefore, our future success depends upon the widespread adoption of the Web as a primary medium for commerce and business applications. The failure of this market to develop, or a delay in the development of this market, could have a material adverse effect on our business, financial condition or results of operations. The Web has experienced, and is expected to continue to experience, significant user and traffic growth, which has, at times, caused user frustration with slow access and download times. The Web infrastructure may not be able to support the demands placed on it by the continued growth upon which our success depends. Moreover, critical issues concerning the commercial use of the Web, such as security, reliability, cost, accessibility and quality of service, remain unresolved and may negatively affect the growth of Web use or the attractiveness of commerce and business communication over the Web. In addition, the Web could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased activity or due to increased government regulation and taxation of Internet commerce.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

    We develop products in the United States and sell licenses in North America, Europe, the Asia/Pacific region, South Africa, and Central and South America. As a result, our financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets.

    We manage our interest rate risk by maintaining an investment portfolio with debt instruments of high credit quality and relatively short average maturities. We also manage interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Auditors

The Board of Directors
Interactive Intelligence, Inc.

    We have audited the accompanying consolidated balance sheets of Interactive Intelligence, Inc. as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interactive Intelligence, Inc. at December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                        /s/ ERNST & YOUNG LLP

Indianapolis, IN
January 26, 2000

Interactive Intelligence, Inc.

Consolidated Balance Sheets

As of December 31, 1999 and 1998

(in thousands, except share amounts)

	December 31,
	1999	1998
Assets
Current assets:
Cash and cash equivalents	$2,235	$2,021
Short-term investments	12,141	—
Accounts receivable, net of allowance for doubtful accounts of $437 in 1999 and $272 in 1998	3,578	3,269
Prepaid expenses	513	269
Other current assets	80	75

Total current assets	18,547	5,634
Property and equipment, net	4,472	2,440
Long-term investments	8,989	—
Other assets, net	362	165

Total assets	$32,370	$8,239

Liabilities and shareholders' equity (deficit)
Current liabilities:
Accounts payable and accrued liabilities	$1,806	$1,597
Accrued compensation and related expenses	484	265
Deferred revenue	4,988	1,500
Current portion of capital lease obligations	560	541

Total current liabilities	7,838	3,903
Amounts due shareholder	—	8,553
Capital lease obligations, net of current portion	377	937
Shareholders' equity (deficit):
Preferred stock, no par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 authorized; 13,831,486 issued and outstanding at December 31, 1999, 10,075,891 issued and outstanding at December 31, 1998	138	101
Additional paid-in capital	45,775	9,386
Accumulated deficit	(21,758)	(14,641)

Total shareholders' equity (deficit)	24,155	(5,154)

Total liabilities and shareholders' equity (deficit)	$32,370	$8,239

See accompanying notes.

Interactive Intelligence, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 1999, 1998, and 1997

(in thousands, except per share amounts)

	Year Ended December 31,
	1999	1998	1997
Revenues:
Software	$14,231	$7,662	$1,265
Services	4,850	1,349	325

Total revenues	19,081	9,011	1,590

Costs and expenses:
Costs of software	194	59	38
Costs of services	5,728	3,381	1,258
Sales and marketing	10,175	6,623	2,519
Research and development	6,967	4,065	2,118
General and administrative	2,773	1,407	742

Total costs and expenses	25,837	15,535	6,675

Operating loss	(6,756)	(6,524)	(5,085)
Interest expense, net	361	868	361

Loss before income taxes	(7,117)	(7,392)	(5,446)
Income taxes	—	—	—

Net loss	$(7,117)	$(7,392)	$(5,446)

Net loss per share:
Basic and diluted	$(0.62)	$(0.84)	$(0.71)

Shares used to compute net loss per share:
Basic and diluted	11,469	8,816	7,642

See accompanying notes.

Interactive Intelligence, Inc.

Consolidated Statements of Shareholders' Equity (Deficit)

For the Years Ended December 31, 1999, 1998, and 1997

(in thousands)

	Common Stock
			Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount			Total
Balances, January 1, 1997	7,500	$75	$925	$(1,803)	$(803)
Exercise of stock options	242	2	30	—	32
Net loss	—	—	—	(5,446)	(5,446)

Balances, December 31, 1997	7,742	77	955	(7,249)	(6,217)
Conversion of shareholder debt to equity	1,000	10	2,990	—	3,000
Issuances of common stock	711	7	5,326	—	5,333
Repurchase of common stock	(3)	—	(12)	—	(12)
Exercise of stock options	626	7	127	—	134
Net loss	—	—	—	(7,392)	(7,392)

Balances, December 31, 1998	10,076	101	9,386	(14,641)	(5,154)
Conversion of shareholder obligations to equity	130	1	1,083	—	1,084
Issuances of common stock	3,014	30	35,042	—	35,072
Repurchase of common stock	(7)	—	(74)	—	(74)
Exercise of stock options	618	6	276	—	282
Amortization of deferred stock based compensation	—	—	62	—	62
Net loss	—	—	—	(7,117)	(7,117)

Balances, December 31, 1999	13,831	$138	$45,775	$(21,758)	$24,155

See accompanying notes.

Interactive Intelligence, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 1999, 1998, and 1997

(in thousands)

	Year Ended December 31,
	1999	1998	1997
Operating activities
Net loss	$(7,117)	$(7,392)	$(5,446)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,639	774	273
Amortization of deferred stock based compensation	62	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(309)	(1,916)	(1,316)
Prepaid expenses	(244)	(121)	(106)
Other current assets	(5)	(55)	(18)
Accounts payable and accrued liabilities	209	812	674
Accrued compensation and related expenses	219	108	120
Deferred revenue	3,488	597	903
Accounts payable and deferred compensation— shareholder	(584)	97	425

Net cash used by operating activities	(2,642)	(7,096)	(4,491)
Investing activities
Purchases of property and equipment, net	(3,671)	(697)	(657)
Purchases of short-term investments	(12,444)	—	—
Purchases of long-term investments	(13,984)	—	—
Sales of short-term investments	303	—	—
Sales of long-term investments	4,995	—	—
Change in other assets	(197)	(132)	(23)

Net cash used by investing activities	(24,998)	(829)	(680)
Financing activities
Borrowings under lines of credit	2,762	—	1,000
Repayment of lines of credit	(2,762)	(1,500)	—
Principal payments on capital lease obligations	(541)	(284)	(47)
Borrowings under notes payable and accrued interest—shareholder	1,084	5,885	4,553
Repayments under notes payable and accrued interest—shareholder	(7,969)	—	—
Proceeds from issuances of common stock	35,072	5,333	—
Repurchases of common stock	(74)	(12)	—
Proceeds from stock options exercised	282	134	32

Net cash provided by financing activities	27,854	9,556	5,538

Net increase in cash and cash equivalents	214	1,631	367
Cash and cash equivalents, beginning of year	2,021	390	23

Cash and cash equivalents, end of year	$2,235	$2,021	$390

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property and equipment with capital lease	$—	$1,320	$488

See accompanying notes.

Interactive Intelligence, Inc.

Notes to Consolidated Financial Statements

December 31, 1999, 1998, and 1997

1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

The Company

    Interactive Intelligence, Inc. ("I3" or "the Company") develops, markets, and supports interaction management software that manages a broad range of customer interactions including not only traditional telephone calls and faxes but also Internet-based interactions such as e-mail, text chat, Web callback requests, and voice over Net calls.. The Company's flagship product, Enterprise Interaction Center® (EIC), is a complete communications solution providing PBX (private branch exchange), ACD (automated call distributor), IVR (interactive voice response), unified messaging, and Internet functionality on a single Windows NT® Server. The Company currently derives substantially all of its revenues from licenses of the Enterprise Interaction Center product and related services.

    Principal operations of the Company commenced during 1997. In 1998, the Company established a wholly-owned subsidiary in France and a branch office in Japan. In 1999, the Company established branch offices in Korea, the United Kingdom, and the Netherlands. The Company's products are marketed in North America, Latin America, Europe, Asia, Australia, and South Africa.

Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary after elimination of all significant intercompany accounts and transactions.

Revenue Recognition

    The Company generates software revenues from licensing the rights to use its software products and also generates service revenues primarily from ongoing maintenance (post-contract technical support and product upgrades), educational services, and professional services performed for resellers and end-user customers.

    Revenue from software license agreements is recognized upon shipment of the software if:

  •
  persuasive evidence of an arrangement exists;

  •
  sufficient vendor-specific objective evidence exists to support allocating the total fee to all elements of the arrangement;

  •
  the fee is fixed or determinable; and

  •
  collection is probable.

    Shipment is further defined in certain contracts as delivery of the product master or first copy for non-cancelable product licensing arrangements under which the reseller has certain software distribution rights. For licensing arrangements placed through a reseller, software revenues are generally recognized upon placement of a reseller's binding order, as delivery has occurred through the reseller's possession of a product master and there are no further delivery obligations on behalf of the Company. Revenue from ongoing end-user customer maintenance is recognized ratably over the post-contract support term, which is typically twelve months. Revenue from educational services and professional services is recognized when the services are performed.

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Despite management's best effort to establish good faith estimates and assumptions, actual results could differ from these estimates.

Cash and Cash Equivalents

    The Company considers all highly liquid investments with a maturity from date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of cash on deposit with banks and high quality money market instruments.

Investments

    The Company's investments, which consist primarily of taxable and tax-exempt corporate and government debt securities, are classified as available-for-sale and stated at fair value. The difference between cost and fair value of the Company's investments is insignificant. Such investments are recorded at fair value and unrealized gains and losses, if material, are recorded as a separate component of equity until realized. Interest income is recorded using an effective interest rate, with associated premium or discount amortized to interest income. The cost of securities sold is based upon the specific identification method. Investments are summarized as follows at December 31 (in thousands):

	1999	1998
Short-term Investments
Corporate Notes	$7,080	$—
Government Notes	1,426	—
Other Asset Backed Securities	3,635	—

Total Short-term Investments	$12,141	$—

Long-term Investments
Corporate Notes	$2,019	$—
Government Notes	4,990	—
Other Asset Backed Securities	1,980	—

Total Long-term Investments	$8,989	$—

    The Company also owns a 19% interest in Interactive Portal, Inc., an application service provider. This investment is accounted for under the cost method.

    Interest income was $321,155 in 1999 and $17,621 in 1998.

Financial Instruments

    The fair value of financial instruments, including cash and cash equivalents, accounts receivable, and debt approximate the carrying values.

Property and Equipment

    Property and equipment are stated at cost. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the related lease or the estimated useful life. Depreciation, which includes amortization on capital leases, is calculated using the straight-line method over the estimated useful lives of the assets.

Research and Development

    Research and development expenditures are generally charged to operations as incurred. Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant. Through December 31, 1999, all research and development costs have been expensed.

Stock Options

    In accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), the Company uses the intrinsic value method to account for stock options, consistent with the existing rules established by Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees."

Loss per share

    Basic loss per share is calculated based on the weighted-average number of outstanding common shares in accordance with Statement of Financial Accounting Standard No. 128, Earnings per Share. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares. The Company's calculation of diluted net loss per share excludes potential common shares as the effect would be antidilutive. Potential common shares are composed of shares of common stock issuable upon the exercise of stock options.

Comprehensive Income

    Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income establishes new rules for the reporting and display of comprehensive income and its components. Comprehensive income is the same as net income as there are no applicable, material adjustments reported in shareholders' equity (deficit).

2. PROPERTY AND EQUIPMENT

    Property and equipment, including capital leases, are summarized as follows at December 31 (in thousands):

	1999	1998
Computer equipment	$4,513	$2,550
Furniture & fixtures	924	284
Office equipment	230	58
Leasehold improvements	405	98
Software	774	416
Trade show equipment	214	187

	7,060	3,593
Less accumulated depreciation	2,588	1,153

	$4,472	$2,440

3. BANK LINES OF CREDIT

    The Company has a line of credit with a bank in the amount of $4,000,000 which is limited to 80% of the eligible accounts receivable and bears interest at the bank's prime rate (8.5% at December 31, 1999). As of December 31, 1999, the Company had no outstanding balance under the line of credit. The line of credit is secured by certain accounts receivable and is guaranteed by the Company's primary shareholder. As of December 31, 1999, the Company had availability of approximately $2,900,000 under the line of credit. This line of credit expires June 30, 2000.

    The Company also has a line of credit with a bank in the amount of $1,000,000 which bears interest at the bank's prime rate (8.5% at December 31, 1999). As of December 31, 1999 the Company had no outstanding balance under the line of credit. The line of credit is guaranteed by the Company's primary shareholder and expires June 30, 2000.

    The Company had a line of credit with a bank in the amount of $500,000 which bore interest at the bank's prime rate (7.75% at December 31, 1998). As of December 31, 1998 the Company had no outstanding balance under the line of credit. The line of credit expired April 30, 1999.

    The Company paid $624,988, $199,433, and $132,704 of interest in 1999, 1998, and 1997 respectively.

4. RELATED PARTY TRANSACTIONS

    At December 31, 1998 the Company had notes payable of $7,056,000 with its primary shareholder. The notes payable were due on December 31, 2001. Interest was accrued on the notes payable at a rate of 10% per annum. Accrued interest totaled $913,367 at December 31, 1998. These notes and related accrued interest were paid with proceeds from the Company's initial public offering in September 1999. Interest expense on the notes payable was $523,882 in 1999, $685,505 in 1998, and $227,862 in 1997. The notes payable were subordinated to the outstanding lines of credit.

    On July 31, 1998, the Company converted $3,000,000 of debt owed to its primary shareholder into 1,000,000 shares of Common Stock. On February 12, 1999, the Company converted $1,100,000 of amounts owed to its primary shareholder into 130,079 shares of Common Stock.

    The Company's primary shareholder is a director and 25% shareholder in a telemarketing company that provides both telemarketing and fulfillment services to the Company. The Company paid approximately $263,000 in 1999 and $110,000 in 1998 for these services to the telemarketing company.

    In December 1999, the Company acquired a 19% interest in Interactive Portal, Inc., a newly formed application service provider, which plans to offer a wide variety of subscription based, enhanced communications and application services. The initial investment was $38,000. The remaining 81% interest is owned by the majority shareholder of the Company (71%) and a Director of the Company (10%). During January 2000, the Company entered into an agreement to commit an additional $437,000 of funding in Interactive Portal, Inc. The Company anticipates that this additional investment will be made in 2000.

5. SHAREHOLDERS' EQUITY

    On April 16, 1999, the Company authorized an increase in the authorized common stock to 100,000,000 and established a par value of $.01 on the common stock. At the same time, the Company authorized 10,000,000 shares of no par value preferred stock. In addition, on April 16, 1999, the Company adopted the 1999 Stock Option and Incentive Plan and the Outside Directors' Stock Option Plan. In conjunction with the adoption of these 1999 Stock Option Plans the Company will no longer issue stock options under the 1995 Stock Option Plans.

    On July 9, 1999, the Board of Directors declared a three-for-two stock split effective July 12, 1999. All common share and per share amounts and information concerning stock option plans give effect to this stock split.

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

    Common Stock Options  The Company's Stock Option Plans, adopted in 1995 and 1999, authorize the granting of incentive and nonqualified stock options. The Board of Directors has approved up to an aggregate of 3,900,000 shares for issuance under the 1999 Stock Option Plans. The exercise price of the options must not be less than the fair market value of the common stock for incentive options at the date of grant. Options granted under the 1999 Stock Option Plans generally vest over four years. Options generally become exercisable in equal installments on each of the first through the fourth anniversaries of the date of grant. The term of each option is ten years from the date of grant. However, in the case of an option granted to an employee who, at the time the option is granted, owns stock representing more than ten percent of the voting power of all classes of stock of the Company, the term of the option shall be five years from the date of grant. The plans may be terminated by the Board of Directors at anytime. The Board of Directors has also issued 97,500 nonqualified stock options outside of the Stock Option Plans.

    The Company recognized compensation expense of approximately $62,000 in 1999. No compensation expense was recognized in 1998 or 1997.

    Stock Option Activity is summarized as follows:

	1999		1998		1997
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding, beginning of year	2,348,903	$1.25	2,331,683	$0.39	1,727,633	$0.13
Options granted	599,325	11.25	730,500	3.13	862,050	0.84
Options exercised	(617,614)	0.46	(626,280)	0.21	(241,500)	0.13
Options canceled	(93,710)	5.72	(87,000)	1.37	(16,500)	0.87

Options outstanding, end of year	2,236,904	$3.96	2,348,903	$1.25	2,331,683	$0.39

Option price range at end of year	$0.13 - $30.75		$0.13 - $8.33		$0.13 - $0.87
Options available for grant at year end	3,522,800		908,317		1,551,817
Weighted average fair value of options granted during the year	$5.11		$1.16		$0.29

    The following table summarizes information about the options outstanding at December 31, 1999:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 1999	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 1999	Weighted Average Exercise Price
$0.13	501,024	6.5 years	$0.13	194,754	$0.13
$0.87	538,630	7.5 years	$0.87	91,600	$0.87
$2.67-$3.00	613,425	8.5 years	$2.85	152,985	$2.91
$8.33-$10.80	514,275	9.4 years	$9.44	6,900	$8.33
$19.50-$30.75	69,550	9.9 years	$24.83	—	—

    Pro forma information regarding net income is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions for 1999: a risk-free interest rate of 6.0%, a dividend yield of 0%; a volatility factor of 74.5%, and a weighted-average expected life of the option of 7.5 years. The minimum value pricing model was used for 1998 and 1997 with the following weighted average assumptions respectively: risk-free interest rates of 5.0% and 5.5%, a dividend yield of 0%, and a weighted average expected life of the option of 7.5 years. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands):

	1999	1998	1997
Pro forma net loss	$(7,825)	$(7,730)	$(5,485)
Pro forma loss per share	$(0.68)	$(0.88)	$(0.72)

6. LEASE AGREEMENTS

    The Company leases its headquarters facilities under non-cancelable operating lease agreements which expire in April of 2004. In September 1998, the Company entered into a five year lease agreement commencing in March 1999 for 36,797 square feet of office space for its corporate headquarters in Indianapolis, Indiana. In December 1999, the Company amended its original lease agreement to include an additional 8,593 square feet, increasing the total corporate headquarter office space to 45,390 square feet.

    The Company had $1,809,104 of primarily computer equipment at December 31, 1999 and 1998 under a lease line. The lease expires in December 2001, is secured by the purchased assets and is also guaranteed by the Company's primary shareholder.

    Minimum future lease payments under non-cancelable capital and operating leases as of December 31, 1999 are summarized as follows (in thousands):

	Capital Leases	Operating Leases
2000	$624	$1,302
2001	394	1,343
2002	—	1,186
2003	—	1,158
2004	—	349
Thereafter	—	254

Total minimum lease payments	1,018	5,592
Less: amount representing interest	(81)
Present value of lease payments	937
Less: current portion	(560)
Long-term portion	377

    The Company also rents office space for sales offices under month-to-month leases and leases with terms generally less than one year. Rent expense was $1,203,898, $441,030, and $198,303 in 1999, 1998, and 1997, respectively.

7. CONCENTRATION OF CREDIT RISK

    Six resellers represented approximately 27% and 41% of the accounts receivable balance at December 31, 1999 and 1998, respectively. No resellers accounted for 10% or more of revenues in 1999 or 1998, and one international reseller accounted for approximately 17% of revenues in 1997. The Company evaluates the credit worthiness of its customers on a periodic basis. The Company generally does not require collateral.

    The Company has one supplier of voice processing boards that are necessary for the operation of the Company's software product. If the supplier becomes unable or unwilling to continue to manufacture and supply these voice processing boards in the volume, price and technical specifications the Company requires, then the Company would have to adapt its products to a substitute supplier.

8. 401(K) RETIREMENT SAVINGS PLAN

    The Company maintains a 401(k) retirement savings plan to provide retirement benefits for substantially all of its North American employees. Participants in the plan may elect to contribute up to 20% of their annual compensation to the plan, limited to the maximum amount allowed by the Internal

    Revenue Code. The Company, at its discretion, may make annual contributions to the plan. The Company has made no contributions to the plan through December 31, 1999.

9. INCOME TAXES

    Effective November 5, 1998, the Company terminated its S-corporation status for income tax purposes. From that date forward, the taxable income or loss from operations is includable in the federal and state income tax returns of the Company.

    FASB Statement No. 109, Accounting for Income Taxes, requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities. The Company has a net operating loss carryforward of approximately $9 million at December 31, 1999 available to offset future taxable income for federal income tax purposes. The carryforward will expire beginning in 2018. Due to the uncertainty of the realization of the benefits of its favorable tax attributes in the future, the Company has established a valuation allowance against its deferred tax assets as of December 31, 1999 and 1998.

    Significant components of the Company's net deferred taxes at December 31 are as follows (in thousands):

	1999	1998
Deferred tax assets:
Net operating loss	$3,042	$258
Accrued shareholder interest payable	—	356
Other	1,003	198

Total deferred tax assets	4,045	812
Valuation allowance	(4,045)	(812)

Net deferred taxes	$—	$—

    The Company did not record any tax expense or benefit for any of the periods presented due to experiencing operating losses since inception.

10. SEGMENT DISCLOSURES

    Revenues derived from non-North American customers accounted for approximately 19% in 1999, 16% in 1998, and 17% in 1997 of the Company's total revenues.

    The Company attributes its revenues to countries based on the country in which the end-user customer is located. No individual country accounted for 10% of total revenues in 1999 or 1998. In 1997, 17% of the Company's total revenues were derived from Ireland. At December 31, 1999, 19% of the Company's assets are located in foreign countries, of which 11% are located in Japan.

11. CONTINGENCIES

    In June 1999 and September 1999, the Company received letters from a competitor in the call center market claiming that the Company's products utilize technologies pioneered and patented by that competitor. The Company's patent counsel has reviewed all of the patents listed in the letter dated June 1999 from the competitor and is in the process of reviewing the additional patents noted in the letter dated September 1999. Based upon the advice of the Company's patent counsel, the Company believes that its products do not infringe any of the patents listed in either letter. The Company intends to continue to discuss this conclusion with the competitor, but cannot assure you that the competitor will concur with the Company's conclusion or that this matter can be resolved amicably, without infringement claims being made by the competitor or without a material adverse effect on the Company's business, financial condition or results of operations.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

    Not applicable.

Part III

Item 10. Directors and Executive Officers of the Registrant.

    Information with respect to Directors set forth under the caption "Election of Directors" and information with respect to any delinquent filers set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2000, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999, are incorporated herein by reference.

    Information with respect to Executive Officers is set forth under the caption "Executive Officers of the Registrant" at the end of Part I of this report.

Item 11. Executive Compensation.

    Information with respect to remuneration of the Company's officers and Directors set forth under the caption "Executive Compensation" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2000, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

    Information set forth under the captions "Principal Shareholders" and "Security Ownership of Management" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2000, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999, are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

    Information set forth under the caption "Certain Transactions" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2000, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999, is incorporated herein by reference.

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

1.
Consolidated Financial Statements

    The following information appears in Item 8 of Part II of this Report:

  •
  Report of Independent Auditors

  •
  Consolidated Balance Sheets as of December 31, 1999 and 1998

  •
  Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998, and 1997

  •
  Consolidated Statements of Shareholders' Equity (Deficit) for the Years Ended December 31, 1999, 1998, and 1997

  •
  Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998, and 1997

  •
  Notes to Consolidated Financial Statements

2.
Financial Statement Schedule

    The following financial statement schedule is included in this Report:

  •
  Schedule II—Valuation and Qualifying Accounts

    All other schedules are omitted because they are not required, not applicable, or the required information is otherwise shown in the consolidated financial statements or the notes thereto.

3.
Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1999.

4.
Exhibits

    Documents listed below are being filed as exhibits herewith. Documents identified by parenthetical numbers are being incorporated herein by reference and, pursuant to Rule 12b-32 of the General Rules and Regulations promulgated by the Commission under the Securities Exchange Act of 1934, reference is made to such documents as previously filed as exhibits with the Commission.

Exhibit Number	Document
3.1	(1)	Restated Articles of Incorporation of the Company
3.2	(1)	By-Laws of the Company, as amended to date
10.1	(1)	*1995 Incentive Stock Option Plan, as amended
10.2	(1)	*1995 Nonstatutory Stock Option Incentive Plan
10.3		*1999 Stock Option and Incentive Plan, as amended
10.4	(1)	*Outside Directors Stock Option Plan, as amended
10.5	(1)	Subscription Agreement for Shares of Common Stock between the Company and Dialogic Investment Corporation
10.6	(1)	Strategic Relationship Agreement between the Company and Dialogic Corporation
10.7	(1)	Support Services Agreement between the Company and Dialogic Corporation
10.8	(1)	*(i) Consulting and Employment Agreement between the Company and John R. Gibbs, dated January 2, 1995
	(1)	*(ii) Amendment A, dated May 14, 1999, to Consulting and Employment Agreement between the Company and John R. Gibbs, dated January 2, 1995
10.9	(1)	*Employment Agreement between the Company and Michael E. Ford, dated June 30, 1997
10.10	(1)	*Employment Agreement between the Company and Keith A. Midkiff, dated February 10, 1997

10.11	(1)	*Employment Agreement between the Company and Douglas T. Shinsato, dated May 1, 1998
10.12	(1)	*(i) Employment Agreement between the Company and Jeremiah J. Fleming, dated as of March 1, 1997
	(1)	*(ii) Amendment A, dated May 14, 1999, to Employment Agreement between the Company and Jeremiah J. Fleming, dated as of March 1, 1997
10.13	(1)	*Letter of Assignment between the Company and Michael E. Ford, effective August 1, 1998
10.14	(1)	*Stock Option Agreement between the Company and Donald E. Brown, M.D., dated September 22, 1998
10.15	(1)	Variable Rate Commercial Revolving or Draw Note, dated August 27, 1998, made by the Company in favor of People's Bank and Trust Company
10.16	(1)	Variable Rate Commercial Revolving or Draw Note, dated October 1, 1998, made by the Company in favor of People's Bank and Trust Company
10.17	(1)
		Revolving Credit Loan Agreement, dated August 25, 1995, between the Company and Society National Bank (now KeyBank National Association) ("KeyBank"), Revolving Credit Loan Agreement Note made by the Company in favor of Society National Bank, dated August 25, 1995, and Note Modification Agreements, dated April 29, 1996, May 8, 1996, April 30, 1997 and April 20, 1998, each between the Company and KeyBank
10.18	(1)	Consolidated Subordinated Promissory Note made by the Company in favor of Donald E. Brown, M.D., dated May 1, 1999
10.19	(1)	Office Lease, dated September 16, 1998, between the Company and College Park Plaza Associates, Inc.
10.20	(1)	*(i) Employment Agreement between the Company and Michael J. Tavlin, dated June 1, 1999
	(1)	*(ii) Amendment A, dated June 1, 1999, to Employment Agreement between the Company and Michael J. Tavlin, dated June 1, 1999
10.21	(1)	*Stock Option Agreement between the Company and Jon Anton, D.Sc., dated May 26, 1999
10.22	(1)	*Stock Option Agreement between the Company and Michael P. Cullinane, dated May 26, 1999
10.23	(1)	Form of Indemnity Agreement between the Company and each of its directors and executive officers
10.24	(2)	Variable Rate Commercial Revolving or Draw Note, dated October 31, 1999, made by the Company in favor of People's Bank and Trust Company
10.25	(2)	Variable Rate Commercial Revolving or Draw Note, dated October 31, 1999, made by the Company in favor of People's Bank and Trust Company
10.26		Subscription Agreement, dated as of January 12, 2000, between the Company and Interactive Portal, Inc.

10.27
*Form of Amendment to Employment Agreement, dated March 15, 2000, between the Company and each of Messrs. John R. Gibbs, Michael E. Ford, Keith A. Midkiff, Douglas T. Shinsato, Jeremiah J. Fleming, and Michael J. Tavlin
21	Subsidiaries of the Company
23	Consent of Ernst & Young LLP
27	Financial Data Schedule

*
The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

(1)
The copy of this exhibit filed as the same exhibit number to the Company's Registration Statement on Form S-1 (Registration No. 333-79509) is incorporated herein by reference.

(2)
The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 is incorporated herein by reference.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Interactive Intelligence, Inc. (Registrant)
Date: March 29, 2000	By	/s/ MICHAEL J. TAVLIN Michael J. Tavlin Chief Financial Officer and Secretary (Principal Financial Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE
/s/ DONALD E. BROWN Donald E. Brown, M.D.	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2000
/s/ JOHN R. GIBBS John R. Gibbs	Executive Vice President of Administration and Corporate Development, Treasurer and Director	March 29, 2000
/s/ MICHAEL J. TAVLIN Michael J. Tavlin	Chief Financial Officer and Secretary (Principal Financial Officer)	March 29, 2000
/s/ KEITH A. MIDKIFF Keith A. Midkiff	Vice President of Finance and Controller (Principal Accounting Officer)	March 29, 2000
/s/ JON ANTON Jon Anton, D.Sc.	Director	March 29, 2000
/s/ ROBERT A. COMPTON Robert A. Compton	Director	March 29, 2000
/s/ MICHAEL P. CULLINANE Michael P. Cullinane	Director	March 29, 2000

Schedule II—Valuation and Qualifying Accounts
Interactive Intelligence, Inc. and Subsidiaries

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts—Describe	Deductions— Describe		Balance at End of Period
Year ended December 31, 1997
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$—	148,000	—	—		$148,000
Year ended December 31, 1998
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$148,000	188,000	—	64,000(	1)	$272,000
Year ended December 31, 1999
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$272,000	192,000	—	27,000(	1)	$437,000

(1)
Uncollectible accounts written off, net of recoveries.

QuickLinks

8909 Purdue Road Suite 300 Indianapolis, Indiana 46268 (Address of principal executive offices)
DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
Executive Officers of the Registrant
SIGNATURES
Schedule II—Valuation and Qualifying Accounts Interactive Intelligence, Inc. and Subsidiaries