Form 10-Q
period 2000-03-31
INTERACTIVE INTELLIGENCE INC
filed 2000-05-12
CIK 1083318

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2000

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 000-27385

INTERACTIVE INTELLIGENCE, INC.

(Exact name of registrant as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	35-1933097 (I.R.S. Employer Identification No.)
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

Yes /x/  No / /

The number of shares of common stock outstanding on April 28, 2000 was 14,134,709.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements and Footnotes.

Interactive Intelligence, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	March 31, 2000	December 31, 1999
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$1,340	$2,235
Short-term investments	13,050	12,141
Accounts receivable, net of allowance for doubtful accounts of $385 in 2000 and $437 in 1999	4,899	3,578
Prepaid expenses	477	513
Other current assets	79	80

Total current assets	19,845	18,547
Property and equipment, net	5,492	4,472
Long-term investments	6,031	8,989
Other assets, net	445	362

Total assets	$31,813	$32,370

Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$2,263	$1,806
Accrued compensation and related expenses	303	484
Deferred revenue	5,733	4,988
Current portion of capital lease obligations	582	560

Total current liabilities	8,881	7,838
Capital lease obligations, net of current portion	212	377
Shareholders' equity:
Preferred stock, no par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 authorized; 14,040,555 issued and outstanding at March 31, 2000, 13,831,486 issued and outstanding at December 31, 1999	140	138
Additional paid-in capital	45,979	45,775
Accumulated deficit	(23,399)	(21,758)

Total shareholders' equity	22,720	24,155

Total liabilities and shareholders' equity	$31,813	$32,370

See accompanying notes.

Interactive Intelligence, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2000	1999
Revenues:
Software	$4,946	$2,372
Services	2,094	647

Total revenues	7,040	3,019
Costs and expenses:
Costs of software	63	24
Costs of services	1,926	1,068
Sales and marketing	3,522	2,091
Research and development	2,270	1,363
General and administrative	1,144	507

Total costs and expenses	8,925	5,053

Operating loss	(1,885)	(2,034)
Interest income (expense), net	281	(189)

Loss before income taxes	(1,604)	(2,223)
Income taxes	37	—

Net loss	$(1,641)	$(2,223)

Net loss per share:
Basic and diluted	$(0.12)	$(0.21)

Shares used to compute net loss per share:
Basic and diluted	13,932	10,417

See accompanying notes.

Interactive Intelligence, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended March 31,
	2000	1999
Operating activities
Net loss	$(1,641)	$(2,223)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	367	197
Amortization of deferred stock-based compensation	21	—
Changes in operating assets and liabilities:
Accounts receivable	(1,321)	478
Prepaid expenses	36	39
Other current assets	1	(38)
Accounts payable and accrued liabilities	457	136
Accrued compensation and related expenses	(181)	140
Deferred revenue	745	696
Accounts payable and deferred compensation—shareholder	—	111

Net cash used by operating activities	(1,516)	(464)
Investing activities
Purchases of property and equipment, net	(1,387)	(296)
Purchases of available-for-sale investments	(262)	—
Sales of available-for-sale investments	2,311	—
Change in other assets	(83)	(39)

Net cash provided (used) by investing activities	579	(335)
Financing activities
Principal payments on capital lease obligations	(143)	(131)
Repayments under notes payable and accrued interest—shareholder	—	(982)
Proceeds from issuances of common stock	—	1,204
Repurchases of common stock	—	(6)
Proceeds from stock options exercised	185	94

Net cash provided by financing activities	42	179

Net (decrease) in cash and cash equivalents	(895)	(620)
Cash and cash equivalents, beginning of period	2,235	2,021

Cash and cash equivalents, end of period	$1,340	$1,401

See accompanying notes.

Interactive Intelligence, Inc

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Description of Business and Basis of Presentation

    Interactive Intelligence, Inc. ("13" or "the Company") develops, markets, and supports interaction management software that manages a broad range of customer interactions including not only traditional telephone calls and faxes but also Internet-based interactions such as e-mail, text chat, Web callback requests, and voice over Net calls. The Company's flagship product, Enterprise Interaction Center® (EIC), is a complete communications solution providing PBX (private branch exchange), ACD (automated call distributor), IVR (interactive voice response), unified messaging, and Internet functionality on a single Windows NT® Server. The Company currently derives substantially all of its revenues from licenses of the Enterprise Interaction Center product and related services.

    Principal operations of the Company commenced during 1997. In 1998, the Company established a wholly-owned subsidiary in France and a branch office in Japan. In 1999, the Company established branch offices in Korea, the United Kingdom, and the Netherlands. The Company's products are marketed in North America, Central and South America, Europe, Asia, Australia, and South Africa.

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

    The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    These financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 1999, included in Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000. Our results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

2.  Net Loss Per Common Share

    Basic loss per share is calculated based on the weighted-average number of outstanding common shares. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares.

    The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2000	1999
Net Loss:	$(1,641)	$(2,223)

Basic and diluted:
Weighted-average shares used to compute net loss per share:	13,932	10,417

Basic and diluted net loss per share:	$(.012)	$(0.21)

    The Company's calculation of diluted net loss per share excludes potential common shares as the effect would be antidilutive. Potential common shares are composed of shares of common stock of the Company issuable upon the exercise of stock options. Options to purchase 2,202,935 shares of common stock with exercise prices of $0.13 to $50.50 per share were outstanding as of March 31, 2000 and options to purchase 2,080,935 shares of common stock with exercise prices of $0.13 to $9.33 per share were outstanding as of March 31, 1999.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

    Certain statements in this Form 10-Q contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, and statements regarding reliance on third parties, and can be identified by their use of such verbs as "expects," "anticipates," and "believes" or similar verbs or conjugations of such verbs. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statement. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, the "Factors Affecting Operating Results" described herein and the Risk Factors described in our Securities and Exchange Commission filings, including the Form 10-K filing for the year ended December 31, 1999.

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

Historical Results of Operations

    The following table presents certain financial data, derived from our unaudited statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results that may be expected for the full year or for any future period.

	Three Months Ended March 31,
	2000	1999
Revenues:
Software	70%	79%
Services	30	21

Total Revenues	100	100
Costs and expenses:
Cost of software	1	1
Cost of services	27	36
Sales and marketing	50	69
Research and development	32	45
General and administrative	16	17

Total costs and expenses	126	168

Operating loss	(26)	(68)
Interest income (expense), net	4	(6)

Loss before income taxes	(22)	(74)
Income Taxes	1	0

Net Loss	(23)%	(74)%

Revenues

    Our total revenues increased 133% to $7.0 million for the three months ended March 31, 2000, from $3.0 million for the three months ended March 31, 1999. Non-North American revenues grew to $2.0 million for the three months ended March 31, 2000 from $693,000 for the three months ended March 31, 1999. Our revenues are derived primarily from license fees and charges for services, including product maintenance, education services, and professional services. The increase in total revenues resulted primarily from increases in the number of both new and existing software licenses and, to a lesser extent, product maintenance revenues. We do not believe that the percentage increases in revenues achieved in prior periods should be anticipated in future periods. We anticipate that software revenues will continue to represent the majority of our revenues for the foreseeable future.

    Software.  Our software revenues increased 109% to $4.9 million for the three months ended March 31, 2000, from $2.4 million for the three months ended March 31, 1999. The increase in software revenues can be attributed to an increase in EIC licenses as a result of the July 1999 release of EIC Version 1.3, continued market acceptance for our products, and a growing geographic presence in North America, Europe, and the Asia/Pacific region.

    Services.  Services revenues increased 224% to $2.1 million for the three months ended March 31, 2000, from $647,000 for the three months ended March 31, 1999. The increase in services revenue was primarily due to an increase in product maintenance revenues, which is related to our growing installed base of end-user customers. We also realized additional education revenues and additional implementation and customization revenues from our recently established professional services organization.

Costs and Expenses

    Our total costs and expenses increased 77% to $8.9 million for the three months ended March 31, 2000, from $5.1 million for the three months ended March 31, 1999. The increase in amount was primarily due to increases in investments in our research and development, marketing, and sales and services efforts.

    Costs of Software.  Costs of software consist primarily of product royalties paid to third-parties for the use of their technologies in our products and, to a lesser extent, software packaging costs, which includes product media, duplication and documentation. Costs of software increased to $63,000 for the three months ended March 31, 2000, from $24,000 for the three months ended March 31, 1999. This represents 1% of software revenues for both the three months ended March 31, 2000 and the three months ended March 31, 1999. The increase in amount was due to royalties owed as a result of higher software revenues and software packaging costs associated with the releases of EIC Version 1.3 and Interaction Dialer. We expect product royalties to continue to increase as we release additional products and integrate additional third-party functions and features into our product offerings.

    Costs of Services.  Costs of services consist primarily of compensation expenses for technical support, education, and professional services personnel and other costs associated with supporting our resellers and end-user customers. Costs of services increased to $1.9 million for the three months ended March 31, 2000, from $1.1 million for the three months ended March 31, 1999. As a percentage of total services revenues, cost of services represented 92% and 165% for the three months ended March 31, 2000 and 1999, respectively. The increase in amount was due to an ongoing effort to maximize our reseller effectiveness and end-user customer satisfaction through the development and expansion of our technical support, education and professional services organizations. We expect that costs of services will increase as we make continued investments to support our end-user customer base and resellers.

    Sales and Marketing.  Sales and marketing expenses consist of trade shows, telemarketing campaigns, public relations and other promotional expenses, compensation expenses, including sales commissions, and travel expenses. Sales and marketing expenses increased to $3.5 million for the three months ended March 31, 2000, from $2.1 million for the three months ended March 31, 1999. The increase reflects the expansion of our worldwide sales and marketing organizations, higher sales compensation expenses associated with higher software revenues, and marketing activities such as trade shows and advertising. We currently plan to continue investing significantly in sales and marketing efforts.

    Research and Development.  Research and development expenses consist primarily of compensation expenses for our developers and third party efforts to develop and enhance our products, including adapting our products for specific non-English languages. Research and development expenses increased to $2.3 million for the three months ended March 31, 2000, from $1.4 million for the three months ended March 31, 1999. Currently, all costs related to research and development of our products are charged to research and development expense as incurred. The dollar increases in research and development expenses were due to the hiring of software developers and third party efforts required to enhance our existing product suite, develop new products, and localize our products for the Japanese, Korean, and Spanish markets. We believe that a significant investment in research and development has been, and will continue to be, critical to market acceptance of our products.

    General and Administrative.  General and administrative expenses consist primarily of compensation for our administrative, financial, and information technology personnel, and a number of non-allocable costs, including legal and other professional service fees. General and administrative expenses increased to $1.1 million for the three months ended March 31, 2000, from $507,000 for the three months ended March 31, 1999. The increase resulted primarily from the addition of personnel to support the growth of our business and a significant increase in legal and other professional service fees. We believe our general and administrative expenses will continue to increase as we expand our administrative infrastructure and incur legal and other professional service fees.

Interest income (expense), net

    Interest income is generated primarily from invested cash from our initial public offering completed in September 1999. Interest expense is currently generated only by our capital lease lines of credit and previously, during the three months ended March 31, 1999, was also generated by debt owed to our principal stockholder and various commercial lines of credit. Net interest income was $281,000 for the three months ended March 31, 2000, while interest expense was $189,000 for the three months ended March 31, 1999. The change to net interest income from net interest expense was due to proceeds from our initial public offering, which we used to repay all outstanding debt except for our capital lease lines, and invested remaining funds.

Income taxes

    For U.S. corporate income tax purposes, we did not recognize a tax benefit related to U.S. federal or state income taxes during the three months ended March 31, 2000 or March 31, 1999 because of the uncertainty of eventually realizing these benefits. However, we did recognize a tax expense related to our international legal entities for the three months ended March 31, 2000.

Liquidity and Capital Resources

    In September 1999, we sold 3.0 million shares of common stock in our initial public offering, generating $39.0 million in cash, before offering expenses. As of March 31, 2000, we had cash and cash equivalents of $1.3 million, short-term investments of $13.1 million, a working capital balance of $11.0 million, and long-term investments of $6.0 million. Prior to our initial public offering, we funded our operations primarily through equity and debt infusions from our principal stockholder, Dr. Brown, a $5.0 million equity investment by Dialogic Investment Corporation (now owned by Intel Corporation), and borrowings under commercial lines of credit.

    Our operating activities resulted in a net cash outflow of $464,000 for the three months ended March 31, 1999, compared to a net cash outflow of $1.5 million for the three months ended March 31, 2000. The operating cash outflows for the first three months of 1999 were primarily the result of our operating loss, partially offset by a decrease in accounts receivable and an increase in deferred revenue. The operating cash outflows for the first three months of 2000 were primarily the result of our operating loss and an increase in accounts receivable, partially offset by an increase in deferred revenue and the non-cash depreciation amount.

    Our investing activities have consisted primarily of capital expenditures for property and equipment, including $296,000 and $1.4 million of capital expenditures for the three months ended March 31, 1999 and 2000, respectively. These capital expenditures were primarily related to purchases of computer hardware and software for our growing employee headcount, our research and development needs and equipment and furniture related to recent moves and expansions of our foreign operations. In addition, we generated, net of purchases, $2.0 million from our available-for-sale investments for the three months ended March 31, 2000. At March 31, 2000, we did not have any material commitments for future capital expenditures.

    Prior to the initial public offering, financing activities consisted primarily of the issuance of debt and equity to Dr. Brown, borrowings under commercial lines of credit, and the equity investment by Dialogic Investment Corporation (now owned by Intel Corporation). For the three months ended March 31, 1999 we generated $1.2 million in proceeds from issuances of common stock, which was partially offset by repayments of debt and accrued interest to Dr. Brown. For the three months ended March 31, 2000 we generated $185,000 from stock option exercises, which was partially offset by scheduled repayments of our capital lease lines. At March 31, 2000, we had no amounts outstanding on our commercial lines of credit totaling $5.0 million and were in compliance with all related financial covenants and restrictions. These lines of credit are currently scheduled to expire on June 30, 2000.

    We believe that the net proceeds from our initial public offering, together with existing cash and cash equivalents, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. After that time, we may require additional funds to support our working capital requirements or for other corporate purposes and may seek to raise additional funds through public or private equity or debt financings or from other sources. We cannot assure you that additional financing will be available at all or that, if available, it will be on terms favorable to us or that any additional financing will not dilute your ownership interest in Interactive Intelligence.

Factors Affecting Operating Results

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

WE HAVE HISTORICALLY INCURRED LOSSES AND WE MAY NOT ACHIEVE PROFITABILITY

    We have not operated profitably to date. We incurred net losses of $7.1 million, $7.4 million, and $5.4 million in 1999, 1998, and 1997, respectively. At March 31, 2000, we had accumulated losses since inception of $23.4 million. We intend to continue to make significant investments in our research and development, marketing, services and sales operations. We anticipate that these expenses could significantly precede any revenues generated by the increased spending. As a result, we are likely to continue to experience losses and negative cash flow from operations in future calendar quarters. If we do become profitable, we may not sustain or increase our profitability.

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

    The length of the sales cycle for end-user customer orders depends on a number of other factors over which we have little or no control, including:

  — an end-user customer's budgetary constraints;

  — the timing of an end-user customer's budget cycles;

  — concerns by end-user customers about the introduction of new products by us or our competitors; and

  — potential downturns in general economic conditions, including reductions in demand for call center services.

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

    If the demand for interaction management software of the type we license does not continue to grow as anticipated within each of our four targeted markets, our ability to grow our business as planned could be materially adversely affected. All of our revenues have been generated from licenses of our EIC software or complementary products, and related support, educational and professional services. We expect these products and services to account for the majority of our revenues for the foreseeable future. Although we believe demand for the functions performed by EIC is high, and growth in demand has accelerated in recent years, particularly among call centers and e-businesses, the market for our products and services is still emerging. Further, our growth plans require us to successfully attract end-user customers in our two other target markets, enterprises and service providers, which have been much slower to adopt software technologies such as our EIC product.

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

  —
  We cannot ensure that any acquired businesses will achieve anticipated revenues, earnings or cash flow.

  —
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

  —
  Acquisitions could disrupt our ongoing business, distract management, divert resources and make it difficult to maintain our current business standards, controls and procedures.

  —
  We may finance future acquisitions by issuing common stock for some or all of the purchase price. This could dilute the ownership interests of our stockholders. We may also incur additional debt or be required to recognize amortization expense related to goodwill and other intangible assets purchased in future acquisitions.

  —
  We would be competing with other firms, many of which have greater financial and other resources, to acquire attractive companies. We believe this competition will increase, making it more difficult to acquire suitable companies on acceptable terms.

OUR INTERNATIONAL OPERATIONS AND EXPANSION INVOLVE FINANCIAL AND OPERATIONAL RISKS

    The expansion of our international operations will require significant management attention and financial resources to establish additional foreign operations, hire additional personnel and recruit additional international resellers. Non-North American revenues accounted for 19%, 16%, and 17% of our total revenues in 1999, 1998, and 1997, respectively. To date, our products have been licensed outside North America primarily in Western Europe, South Africa and Australia. We are also expanding our marketing efforts in Japan, Korea, China and Central and South America. We intend to continue to expand our international operations and enter additional international markets. Revenues from international expansion may be inadequate to cover the expenses of international expansion. In addition to foreign currency fluctuation risks described in Part I, Item 3, other risks inherent in our international business activities, in the countries in which we have licensed our products to date and in those countries in which we intend to expand, generally could include the following:

  —
  economic and political instability;

  —
  unexpected changes in foreign regulatory requirements and laws;

  —
  tariffs and other trade barriers;

  —
  timing, cost and potential difficulty of adapting our software products to the local language in those foreign countries that do not use the alphabet that English uses, such as Japan, Korea and China;

  —
  lack of acceptance of our products in foreign countries;

  —
  longer sales cycles and accounts receivable payment cycles;

  —
  potentially adverse tax consequences; and

  —
  restrictions on the repatriation of funds.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 2. Changes in Securities and Use of Proceeds.

Sales of Unregistered Securities During the Quarter

    None.

Use of Proceeds

    The shares of our common stock issued in our initial public offering were registered on a Registration Statement on Form S-1 (Registration No. 333-79509) which was declared effective on September 22, 1999. From the effective date of such Registration Statement to March 31, 2000, the proceeds generated by our initial public offering have been used as described in our report on Form 10-Q for the quarter ended September 30, 1999 and, in addition approximately $5.0 million has been used for working capital.

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

10.19(ii)	Lease Modification Agreement, dated December 8, 1999, between the Company and College Park Plaza Associates, Inc.
27.1	Financial Data Schedule
  (b)
  Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter covered by this Form 10-Q.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interactive Intelligence, Inc. (Registrant)
Date: May 12, 2000	By:	/s/ MICHAEL J. TAVLIN Michael J. Tavlin Chief Financial Officer and Secretary (Principal Financial Officer and Duly Authorized Officer)

QuickLinks

TABLE OF CONTENTS
Interactive Intelligence, Inc. Condensed Consolidated Balance Sheets (in thousands, except share amounts)
Interactive Intelligence, Inc. Condensed Consolidated Statements of Operations (unaudited) (in thousands, except per share amounts)
Interactive Intelligence, Inc. Condensed Consolidated Statements of Cash Flows (unaudited) (in thousands)