Form 10-Q
period 2000-06-30
INTERACTIVE INTELLIGENCE INC
filed 2000-08-11
CIK 1083318

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000
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

Yes   X    No

    The number of shares of common stock outstanding on July 31, 2000 was 14,268,319.

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements and Footnotes.

Interactive Intelligence, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	June 30, 2000	December 31, 1999
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$2,035	$2,235
Short-term investments	10,392	12,141
Accounts receivable, net of allowance for doubtful accounts accounts of $393 in 2000 and $437 in 1999	5,269	3,578
Prepaid expenses	569	513
Other current assets	68	80

Total current assets	18,333	18,547
Property and equipment, net	6,531	4,472
Long-term investments	5,964	8,989
Other assets, net	545	362

Total assets	$31,373	$32,370

Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$2,688	$1,806
Accrued compensation and related expenses	413	484
Deferred revenue	6,364	4,988
Current portion of capital lease obligations	505	560

Total current liabilities	9,970	7,838
Capital lease obligations, net of current portion	122	377
Shareholders' equity:
Preferred stock, no par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 authorized; 14,225,276 issued and outstanding at June 30, 2000, 13,831,486 issued and outstanding at December 31, 1999	142	138
Additional paid-in capital	46,285	45,775
Accumulated deficit	(25,146)	(21,758)

Total shareholders' equity	21,281	24,155

Total liabilities and shareholders' equity	$31,373	$32,370

See accompanying notes.

Interactive Intelligence, Inc.

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2000	1999	2000	1999
Revenues:
Software	$6,279	$3,110	$11,225	$5,482
Services	2,339	1,179	4,433	1,826

Total revenues	8,618	4,289	15,658	7,308
Costs and expenses:
Costs of software	134	36	197	60
Costs of services	2,290	1,292	4,216	2,360
Sales and marketing	4,340	2,462	7,862	4,553
Research and development	2,563	1,641	4,833	3,004
General and administrative	1,288	628	2,432	1,135

Total costs and expenses	10,615	6,059	19,540	11,112

Operating loss	(1,997)	(1,770)	(3,882)	(3,804)
Interest income (expense), net	293	(209)	574	(398)

Loss before income taxes	(1,704)	(1,979)	(3,308)	(4,202)
Income taxes	43	—	80	—

Net loss	$(1,747)	$(1,979)	$(3,388)	$(4,202)

Net loss per share:
Basic and diluted	$(0.12)	$(0.19)	$(0.24)	$(0.40)

Shares used to compute net loss per share:
Basic and diluted	14,155	10,657	14,043	10,538

See accompanying notes.

Interactive Intelligence, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six months ended June 30,
	2000	1999
Operating activities
Net loss	$(3,388)	$(4,202)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,220	661
Amortization of deferred stock-based compensation	42	19
Changes in operating assets and liabilities:
Accounts receivable	(1,691)	(323)
Prepaid expenses	(56)	(53)
Other current assets	12	(29)
Accounts payable and accrued liabilities	882	222
Accrued compensation and related expenses	(71)	471
Deferred revenue	1,376	1,576
Accounts payable and deferred compensation—shareholder	—	(34)

Net cash used by operating activities	(1,674)	(1,692)
Investing activities
Purchases of property and equipment, net	(3,279)	(1,730)
Purchases of available-for-sale investments	(2,190)	—
Sales of available-for-sale investments	6,964	—
Change in other assets	(183)	(19)

Net cash provided (used) by investing activities	1,312	(1,749)
Financing activities
Borrowings under lines of credit	—	1,055
Principal payments on capital lease obligations	(310)	(265)
Repayments under notes payable and accrued interest—shareholder	—	461
Proceeds from issuances of common stock	—	120
Repurchases of common stock	—	(10)
Proceeds from stock options exercised	472	146

Net cash provided by financing activities	162	1,507

Net decrease in cash and cash equivalents	(200)	(1,934)
Cash and cash equivalents, beginning of period	2,235	2,021

Cash and cash equivalents, end of period	$2,035	$87

See accompanying notes.

Interactive Intelligence, Inc

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Description of Business and Basis of Presentation

  Interactive Intelligence, Inc. ("I3" or the "Company") develops, markets, and supports interaction management software that manages a broad range of customer interactions including not only traditional telephone calls and faxes but also Internet-based interactions such as e-mail, text chat, Web callback requests, and voice over Net calls. The Company's flagship product, Enterprise Interaction Center® (EIC), is a complete communications solution providing PBX (private branch exchange), ACD (automated call distributor), IVR (interactive voice response), unified messaging, and Internet functionality on a single Windows NT® Server. The Company currently derives substantially all of its revenues from licenses of the Enterprise Interaction Center product and related services.

  Principal operations of the Company commenced during 1997. In 1998, the Company established a wholly-owned subsidiary in France and a branch office in Japan. In 1999, the Company established branch offices in Korea, the United Kingdom, and the Netherlands. In June of 2000, the Company established a wholly-owned subsidiary in Australia. The Company's products are marketed in North America, Latin America, Europe, Asia, Australia, and South Africa.

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

  The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Net Loss:	$(1,747)	$(1,979)	$(3,388)	$(4,202)

Basic and Diluted:
Weighted-average shares used to compute loss per share	14,155	10,657	14,043	10,538

Basic and diluted net loss per common share	$(0.12)	$(0.19)	$(0.24)	$(0.40)

  The Company's calculation of diluted net loss per share excludes potential common shares as the effect would be antidilutive. Potential common shares are composed of shares of common stock of the Company issuable on the exercise of stock options. Options to purchase 2,167,639 shares of common stock with exercise prices of $0.13 to $50.50 per share were outstanding as of June 30, 2000 and options to purchase 2,256,954 shares of common stock with exercise prices of $0.13 to $10.52 per share were outstanding as of June 30, 1999.

3.  Bank Lines of Credit

  The Company had a line of credit with a bank in the amount of $4,000,000 which was limited to 80% of the eligible accounts receivable and bore interest at the bank's prime rate (9.5% at June 30, 2000). The line of credit was secured by certain accounts receivable and was guaranteed by the Company's primary shareholder. As of June 30, 2000, the Company had no outstanding balance under this line of credit. This line of credit expired June 30, 2000 and was not renewed.

  The Company also had a line of credit with a bank in the amount of $1,000,000 which bore interest at the bank's prime rate (9.5% at June 30, 2000). The line of credit was guaranteed by the Company's primary shareholder. As of June 30, 2000, the Company had no outstanding balance under this line of credit. This line of credit expired June 30, 2000 and was not renewed.

  The Company is currently negotiating with Banks for a new credit facility. If, as and when a new credit facility is obtained, the facility most likely will not be guaranteed by the Company's primary shareholder, may be secured and may be subject to certain restrictive covenants that, among other things, may limit the Company's ability to incur additional indebtedness or pay dividends and may require the Company to maintain prescribed debt to equity and fixed charge coverage ratios and minimum net worth levels.

4.  Contingencies

  In June 1999 and September 1999, the Company received letters from a competitor in the call center market claiming that the Company's products utilize technologies pioneered and patented by that competitor. The Company's patent counsel has reviewed all of the patents listed in the letters. Based on the advice of the Company's patent counsel, the Company believes that its products do not infringe any of the patents listed in either letter. The Company intends to continue to discuss its conclusion with the competitor, but cannot assure you that the competitor will concur with the Company's conclusion or that this matter can be resolved amicably, without infringement claims being made by the competitor or without a material adverse effect on the Company's business, financial condition or results of operations.

  In June 2000, the Company received a letter from another competitor in the call center market suggesting that the Company's products utilize technologies pioneered and patented by that competitor. The Company's patent counsel is in the process of reviewing all of the patents listed in the letter. The Company cannot assure you that this matter can be resolved amicably, without infringement claims being made by the competitor or without a material adverse effect on the Company's business, financial condition or results of operations.

  In July 2000, the Company received a letter from a competitor in the voice processing market claiming that the Company's products utilize technologies pioneered and patented by that competitor. The Company's patent counsel is in the process of reviewing all of the patents listed in the letter. The Company cannot assure you that this matter can be resolved amicably, without further infringement claims being made by the competitor or without a material adverse effect on the Company's business, financial condition or results of operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

    Certain statements in this Form 10-Q contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended) that involve risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can be identified by their use of such verbs as "expects," "anticipates," and "believes" or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, the "Factors Affecting Operating Results" described herein and the Risk Factors described in our Securities and Exchange Commission filings, including the Form 10-K filing for the year ended December 31, 1999.

Overview

    We commenced operations in October 1994. Through the end of 1996, we focused primarily on research and development activities. EIC was released in March 1997. In 1997 and 1998, we expanded our operations to capitalize on the increased market demand for communications and interaction management software. We decided, at the expense of profitability, to continue investing significantly in research and development, and to accelerate our investments in marketing, services and sales operations. We had no revenue in 1996, and our total revenues were $1.6 million in 1997, $9.0 million in 1998 and $19.1 million in 1999. Through the six months ended June 30, 2000, our total revenues were $15.7 million.

    We believe our investments in research and development and in marketing, services and sales operations will continue to be critical to our revenue growth. However, these investments have also significantly increased our operating costs and expenses, contributing to the net losses and operating losses that we have incurred in each fiscal quarter since our formation. We anticipate that our operating costs and expenses will increase substantially for the foreseeable future as we continue to expand our research and development, marketing, services and sales operations. Accordingly, we are likely to continue to experience losses and negative cash flows from operations in future quarters. We cannot assure you when or if we will achieve profitability or, if achieved, that we will be able to sustain profitability. Our operating results have varied significantly from quarter to quarter and may continue to do so in the future. As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, and you should not rely on them as an indication of our future performance.

Historical Results of Operations

    The following table presents certain financial data, derived from our unaudited statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three and six months ended June 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the full year or for any future period.

	Three months ended June 30,		Six months ended June 30,
	2000	1999	2000	1999
Revenues:
Software	73%	73%	72%	75%
Services	27	27	28	25

Total revenues	100	100	100	100

Costs and expenses:
Costs of software	2	1	1	1
Costs of services	26	30	27	32
Sales and marketing	50	57	50	62
Research and development	30	38	31	41
General and administrative	15	15	16	16

Total costs and expenses	123	141	125	152

Operating loss	(23)	(41)	(25)	(52)
Interest income (expense), net	3	(5)	4	(5)

Loss before income taxes	(20)	(46)	(21)	(57)
Income taxes	0	0	1	0

Net loss	(20)%	(46)%	(22)%	(57)%

Revenues

    Our total revenues increased 101% from $4.3 million for the three months ended June 30, 1999 to $8.6 million for the three months ended June 30, 2000. Total revenues increased 114% from $7.3 million for the six months ended June 30, 1999, to $15.7 million for the six months ended June 30, 2000. Non-North American revenues grew from $741,000 and $1.4 million for the three and six months ended June 30, 1999 respectively, to $1.5 million and $3.5 million for the three and six months ended June 30, 2000 respectively. Our revenues are derived primarily from license fees and charges for services, including product maintenance, education services, and professional services. The increase in total revenues resulted primarily from increases in the number of both new and existing software licenses and, to a lesser extent, product maintenance revenues. We do not believe that the percentage increases in revenues achieved in prior periods should be anticipated in future periods. We anticipate that software revenues will continue to represent the majority of our revenues for the foreseeable future.

    Software.  Our software revenues increased 102% from $3.1 million for the three months ended June 30, 1999, to $6.3 million for the three months ended June 30, 2000. Software revenues increased 105% from $5.5 million for the six months ended June 30, 1999, to $11.2 million for the six months ended June 30, 2000. The increase in software revenues can be attributed to an increase in EIC licenses as a result of the July 1999 release of EIC Version 1.3, increased market acceptance for EIC and other products, and a growing geographic presence in North America, Europe, and the Asia/Pacific region.

    Services.  Services revenues increased 98% from $1.2 million for the three months ended June 30, 1999, to $2.3 million for the three months ended June 30, 2000. Services revenues increased 143% from

$1.8 million for the six month period ended June 30, 1999, to $4.4 million for the six month period ended June 30, 2000. The increase in services revenue was primarily due to an increase in product maintenance revenues, which is related to our growing installed base of end-user customers. We also realized additional education revenues and additional implementation and customization revenues from our professional services organization.

Cost and Expenses

    Our total costs and expenses increased 75% from $6.1 million for the three months ended June 30, 1999, to $10.6 million for the three months ended June 30, 2000. Similarly, total costs and expenses increased 76% from $11.1 million for the six months ended June 30, 1999, to $19.5 million for the six months ended June 30, 2000. The increase in amount was primarily due to increases in investments in our research and development, marketing, and sales and services efforts.

    Costs of Software.  Costs of software consist primarily of product royalties paid to third-parties for the use of their technologies in our products and, to a lesser extent, software packaging costs, which include product media, duplication and documentation. Costs of software increased from $36,000 for the three months ended June 30, 1999, to $134,000 for the three months ended June 30, 2000. This represents 1% of software revenues for the three months ended June 30, 1999 and 2% for the three months ended June 30, 2000. Costs of software increased from $60,000 for the six months ended June 30, 1999 to $197,000 for the six months ended June 30, 2000. This represents 1% of software revenues in both periods. The increase was due to royalties owed as a result of higher software revenues and an increase in estimated royalty expenses related to third-party technology. We expect product royalties to continue to increase as we release additional products and integrate additional third-party functions and features into our product offerings.

    Costs of Services.  Costs of services consist primarily of compensation expenses for technical support, education, and professional services personnel and other costs associated with supporting our resellers and end-user customers. Costs of services increased from $1.3 million for the three months ended June 30, 1999, to $2.3 million for the three months ended June 30, 2000. Costs of services increased from $2.4 million for the six months ended June 30, 1999, to $4.2 million for the six months ended June 30, 2000. As a percentage of services revenues, cost of services represented 110% and 98% for the three months ended June 30, 1999 and 2000, respectively, and 129% and 95% for the six months ended June 30, 1999 and 2000, respectively. The increase in amount was due to an ongoing effort to maximize our reseller effectiveness and end-user customer satisfaction through the expansion of our technical support, education and professional services organizations. We expect that costs of services will increase as we make continued investments to support our end-user customer base and resellers.

    Sales and Marketing.  Sales and marketing expenses consist of trade shows, advertising, telemarketing campaigns and other promotional expenses, compensation expenses, including sales commissions, and travel expenses. Sales and marketing expenses increased from $2.5 million for the three months ended June 30, 1999, to $4.3 million for the three months ended June 30, 2000. Sales and marketing expenses increased from $4.6 million for the six months ended June 30, 1999 to $7.9 million for the six months ended June 30, 2000. The increase reflects the expansion of our worldwide sales and marketing organizations, and higher sales compensation associated with higher software revenues, and marketing activities such as trade shows and advertising. We currently plan to continue investing significantly in sales and marketing efforts.

    Research and Development.  Research and development expenses consist primarily of compensation expenses for our developers and third party efforts to develop and enhance our products, including adapting our products for specific countries. Research and development expenses increased from $1.6 million for the three months ended June 30, 1999, to $2.6 million for the three months ended

June 30, 2000. Research and development expenses increased from $3.0 million for the six months ended June 30, 1999, to $4.8 million for the six months ended June 30, 2000. Currently, all costs related to research and development of our products are charged to research and development expense as incurred. The dollar increases in research and development expenses were due to the hiring of software developers and third party efforts required to enhance our existing product suite, develop new products, and localize our products for the Japanese, Korean, Chinese and Spanish markets. We believe that a significant investment in research and development has been, and will continue to be, critical to market acceptance of our products.

    General and Administrative.  General and administrative expenses consist primarily of compensation for our administrative, financial, and information technology personnel, and a number of non-allocable costs, including legal and other professional service fees. General and administrative expenses increased from $628,000 for the three months ended June 30, 1999, to $1.3 million for the three months ended June 30, 2000. General and administrative expenses increased from $1.1 million for the six months ended June 30, 1999 to $2.4 million for the six months ended June 30, 2000. The increase resulted primarily from the addition of personnel to support the growth of our business and an increased amount of legal and other professional service fees. We believe our general and administrative expenses will continue to increase as we expand our administrative infrastructure and incur legal and other professional service fees.

Interest income (expense), net

    Interest income is generated primarily from invested cash from our initial public offering completed in September 1999. Interest expense is currently generated only by our capital lease lines of credit. During the three and six months ended June 30, 1999, interest expense was also generated by debt owed to our principal stockholder and various commercial lines of credit. Net interest expense was $209,000 for the three months ended June 30, 1999, while net interest income was $293,000 for the three months ended June 30, 2000. Additionally, net interest expense was $398,000 for the six months ended June 30, 1999 while net interest income was $574,000 for the six months ended June 30, 2000. The change to net interest income from net interest expense was due to investing the proceeds from our initial public offering in interest-bearing securities after repaying all outstanding debt except for our capital lease lines.

Income taxes

    For U.S. corporate income tax purposes, we did not recognize a tax benefit related to U.S. federal or state income taxes during the three months or six months ended June 30, 1999 or June 30, 2000 because of the uncertainty of eventually realizing these benefits. However, we did recognize a tax expense related to our international operations of $43,000 for the three months ended June 30, 2000, and $80,000 for the six months ended June 30, 2000. No income tax expense related to our international operations was recognized for the three or six months ended June 30, 1999.

Liquidity and Capital Resources

    In September 1999, we sold 3.0 million shares of common stock in our initial public offering, generating $39.0 million in cash, before offering expenses. As of June 30, 2000, we had cash and cash equivalents of $2.0 million, short term investments of $10.4 million, long-term investments of $6.0 million and a working capital balance of $8.4 million. Prior to our initial public offering, we funded our operations primarily through equity and debt infusions from our principal stockholder, Dr. Brown, and a $5.0 million equity investment by Dialogic Investment Corporation (now owned by Intel Corporation), and borrowings under commercial lines of credit.

    Our operating activities resulted in net cash outflows of $1.7 million for both the six months ended June 30, 1999 and the six months ended June 30, 2000. The operating cash outflows for the first six months of 1999 were primarily the result of our operating loss and an increase in accounts receivable, partially offset by an increase in deferred revenue. The operating cash outflows for the first six months of 2000 were also primarily the result of our operating loss, an increase in accounts receivable, partially offset by an increase in deferred revenue and the non-cash depreciation amount.

    Our investing activities have consisted primarily of capital expenditures for property and equipment, including $1.7 million and $3.3 million of capital expenditures for the six month periods ended June 30, 1999 and 2000, respectively. These capital expenditures have consisted primarily of computer hardware, software, office equipment, and furniture for our growing employee headcount, and our research and development needs. At June 30, 2000, we did not have any material commitments for future capital expenditures.

    Prior to the initial public offering, financing activities consisted primarily of the issuance of debt and equity to Dr. Brown, borrowings under commercial lines of credit, and the equity investment by Dialogic Investment Corporation (now owned by Intel Corporation). For the six months ended June 30, 1999 we generated $1.5 million in net proceeds from financing activities which included issuances of common stock, stock options exercised and borrowing under our line of credit, partially offset by scheduled repayments of our capital lease lines. For the six months ended June 30, 2000 we generated $162,000 in net proceeds from financing activities which included stock option exercises partially offset by scheduled repayments of our capital lease lines. At June 30, 2000, we had no amounts outstanding on our commercial lines of credit totaling $5.0 million. These lines of credit expired on June 30, 2000 and were not renewed.

    We believe that the net proceeds from our initial public offering, together with existing cash and cash equivalents, short-term investments and long term investments will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. After that time, we may require additional funds to support our working capital requirements or for other corporate purposes and may seek to raise additional funds through public or private equity or debt financings or from other sources. We cannot assure you that additional financing will be available at all or that, if available, will be on terms favorable to us or that any additional financing will not dilute your ownership interest in Interactive Intelligence.

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

WE HAVE HISTORICALLY INCURRED LOSSES AND WE MAY NOT ACHIEVE PROFITABILITY

    We have not operated profitably to date. We incurred net losses of $7.1 million, $7.4 million, and $5.4 million in 1999, 1998, and 1997, respectively. At June 30, 2000, we had accumulated losses since inception of $25.1 million. We intend to continue to make significant investments in our research and development, marketing, services and sales operations. We anticipate that these expenses could significantly precede any revenues generated by the increased spending. As a result, we are likely to continue to experience losses and negative cash flow from operations in future calendar quarters. If we do become profitable, we may not sustain or increase our profitability.

OUR QUARTERLY OPERATING RESULTS HAVE VARIED SIGNIFICANTLY AND, IF SEVERAL FACTORS AFFECTING OUR BUSINESS CAUSE THEM TO CONTINUE TO DO SO, THE MARKET PRICE OF OUR COMMON STOCK COULD BE AFFECTED

    Our operating results have varied significantly from quarter to quarter and may continue to do so in the future depending on a number of factors affecting us or our industry, including many that are beyond our control. As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, and you should not rely on them as an indication of our future performance. In addition, our operating results in a future quarter or quarters may fall below the expectations of securities analysts or investors and, as a result, the price of our common stock may fluctuate.

    Because we do not know when our resellers and potential end-user customers will place orders and finalize contracts, we cannot accurately forecast our revenues and operating results for future quarters. We recognize revenues on satisfaction of the requirements of AICPA Statement of Position 97-2, which generally occurs in the same quarter that the order is received. As a result, our quarterly revenues and operating results depend primarily on the size, quantity and timing of orders received for our products during each quarter. If a large number of orders or several large orders do not occur or are deferred or delayed, our revenues in a quarter could be substantially reduced. This risk is heightened by the significant investment and executive level decision making typically involved in our end-user customers' decisions to license our products. Since a large portion of our operating expenses, including rent and salaries, is fixed and difficult to reduce or modify, our business, financial condition or results of operations could be materially adversely affected if revenues do not meet our expectations.

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

    EIC currently serves small to medium sized call centers and enterprises with approximately 25 to 300 users at a single location. As these organizations expand to include multiple locations, EIC can be customized to increase the number of telephone lines, extensions and users. However, EIC cannot currently meet the communications needs of organizations with more than 200 users at a single call center location or 300 users at a single enterprise location. We will need to adapt our software to serve larger single-site organizations. Although we are currently developing and testing solutions that would enable our software to significantly increase the number of users that EIC can serve at a single location, we cannot assure you that we will be able to successfully introduce this technology into a currently available version of EIC. Further, we may not be able to adapt our software in a timely or cost effective manner in a way that will permit us to serve these customers. This inability could have a material adverse effect on our business, financial condition or results of operations.

DIALOGIC CORPORATION MAY BECOME UNWILLING OR UNABLE TO CONTINUE TO MANUFACTURE AND SUPPLY US WITH VOICE PROCESSING BOARDS, REQUIRING US TO INTRODUCE A SUBSTITUTE SUPPLIER WHICH COULD PROVE DIFFICULT OR COSTLY

    Dialogic Corporation is our primary supplier of the voice processing boards that are necessary for the operation of the currently available versions of our products. If Dialogic Corporation becomes unable or unwilling to continue to manufacture and supply these voice processing boards in the volume, price and technical specifications we require, then we would have to adapt our products to a substitute supplier. Although we are currently testing voice processing boards from an alternative supplier, we cannot assure you that we will be able to successfully introduce voice processing boards made by this alternative supplier into the available versions of our products. In addition, introducing a substitute supplier of voice processing boards could result in unforeseen additional product development or customization costs and could also introduce hardware and software operating or compatibility problems. These problems could affect product shipments, be costly to correct or damage our reputation in the markets in which we operate, and could have a material adverse affect on our business, financial condition or results of operations.

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

    We regard our software products as proprietary. In an effort to protect our proprietary rights, we rely primarily on a combination of copyright, trademark and trade secret laws, as well as licensing and other agreements with consultants, suppliers, strategic partners, resellers and end-user customers, and employee and third-party non-disclosure agreements. These laws and agreements provide only limited protection of our proprietary rights. In addition, we have not signed agreements containing these types of protective provisions in every case, and the contractual provisions that are in place and the protection they provide vary and may not provide us with adequate protection in all circumstances. Although we have recently filed patent applications directed to several inventions embodied in our software products, we currently have no patents or registered copyrights. Because our means of protecting our proprietary rights may not be adequate, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization. A third party could also develop similar technology independently. In addition, the laws of some countries in which we sell our products do not protect our software and intellectual property rights to the same extent as the laws of the United States. Unauthorized copying, use or reverse engineering of our products could materially adversely affect our business, results of operations or financial condition.

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

    In June 1999 and September 1999, the Company received letters from a competitor in the call center market claiming that the Company's products utilize technologies pioneered and patented by that competitor. The Company's patent counsel has reviewed all of the patents listed in the letters. Based on the advice of the Company's patent counsel, the Company believes that its products do not infringe any of the patents listed in either letter. The Company intends to continue to discuss its conclusion with the competitor, but cannot assure you that the competitor will concur with the

Company's conclusion or that this matter can be resolved amicably, without infringement claims being made by the competitor or without a material adverse effect on the Company's business, financial condition or results of operations.

    In June 2000, the Company received a letter from another competitor in the call center market suggesting that the Company's products utilize technologies pioneered and patented by that competitor. The Company's patent counsel is in the process of reviewing all of the patents listed in the letter. The Company cannot assure you that this matter can be resolved amicably, without infringement claims being made by the competitor or without a material adverse effect on the Company's business, financial condition or results of operations.

    In July 2000, the Company received a letter from a competitor in the voice processing market claiming that the Company's products utilize technologies pioneered and patented by that competitor. The Company's patent counsel is in the process of reviewing all of the patents listed in the letter. The Company cannot assure you that this matter can be resolved amicably, without further infringement claims being made by the competitor or without a material adverse effect on the Company's business, financial condition or results of operations.

    Infringement claims, even if without merit, can be time consuming and expensive to defend. A third party assertion of infringement claims against us or our customers with respect to our current or future products may require us to enter into costly royalty arrangements or litigation, or otherwise materially adversely affect us.

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

OUR INTERNATIONAL OPERATIONS AND EXPANSION INVOLVE FINANCIAL AND OPERATIONAL RISKS

    The expansion of our international operations will require significant management attention and financial resources to establish additional foreign operations, hire additional personnel and recruit additional international resellers. Non-North American revenues accounted for 19%, 16%, and 17% of our total revenues in 1999, 1998, and 1997, respectively. To date, our products have been licensed outside North America primarily in Western Europe, South Africa and Australia. We are also expanding our marketing efforts in Japan, Korea, China and Central and South America. We intend to continue to expand our international operations and enter additional international markets. Revenues from international expansion may be inadequate to cover the expenses of international expansion. In addition to foreign currency fluctuation risks described in Part II, Item 3, other risks inherent in our international business activities, in the countries in which we have licensed our products to date and in those countries in which we intend to expand, generally could include the following:

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

ITEM 3.  Qualitative and Quantitative Disclosures About Market Risk.

    We develop products in the United States and sell licenses in North America, Europe, Asia/Pacific region, South Africa, and Central and South America. As a result, our financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets.

    We manage our interest rate risk by maintaining an investment portfolio with debt instruments of high credit quality and relatively short average maturities. We also manage interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

    In June 1999 and September 1999, the Company received letters from a competitor in the call center market claiming that the Company's products utilize technologies pioneered and patented by that competitor. The Company's patent counsel has reviewed all of the patents listed in the letters. Based on the advice of the Company's patent counsel, the Company believes that its products do not infringe any of the patents listed in either letter. The Company intends to continue to discuss its conclusion with the competitor, but cannot assure you that the competitor will concur with the Company's conclusion or that this matter can be resolved amicably, without infringement claims being made by the competitor or without a material adverse effect on the Company's business, financial condition or results of operations.

    In June 2000, the Company received a letter from another competitor in the call center market suggesting that the Company's products utilize technologies pioneered and patented by that competitor. The Company's patent counsel is in the process of reviewing all of the patents listed in the letter. The Company cannot assure you that this matter can be resolved amicably, without infringement claims being made by the competitor or without a material adverse effect on the Company's business, financial condition or results of operations.

    In July 2000, the Company received a letter from a competitor in the voice processing market claiming that the Company's products utilize technologies pioneered and patented by that competitor. The Company's patent counsel is in the process of reviewing all of the patents listed in the letter. The Company cannot assure you that this matter can be resolved amicably, without further infringement claims being made by the competitor or without a material adverse effect on the Company's business, financial condition or results of operations.

Item 2.  Changes in Securities and Use of Proceeds.

Sales of Unregistered Securities During the Quarter

    None.

Use of Proceeds

    The shares of our common stock issued in the initial public offering were registered on a Registration Statement on Form S-1 (Registration No. 333-79509) which was declared effective on September 22, 1999. From the effective date of such Registration Statement to June 30, 2000, the proceeds generated by our initial public offering have been used as described in our report on Form 10-Q for the quarter ended September 30, 1999 and, in addition approximately $8.3 million has been used for working capital.

Item 4.  Submission of Matters to a Vote of Security Holders.

    We held our annual meeting of shareholders on May 16, 2000. At that meeting, our shareholders elected Jon Anton, D.Sc. to be a duly elected Director of the Corporation to serve a three year term or until his successor is elected and has qualified. Our shareholders also approved the adoption of the Employee Stock Purchase Plan which had been previously adopted by the Board of Directors. Finally, our shareholders approved our amended 1999 Stock Option and Incentive Plan which had been previously adopted by the Board of Directors. The final results of the votes taken at that meeting were as follows:

	Votes For	Votes Against	Broker Non-Votes	Abstentions
Election of Director
Jon Anton, D. Sc.	12,605,114	0	0	11,477
Employee Stock Purchase Plan	10,856,354	487,062	1,270,167	3,008
1999 Stock Option and Incentive Plan	10,585,503	750,825	1,270,167	10,096

    In addition, the following directors continue in office until the annual meeting of shareholders in the year indicated:

Michael P. Cullinane	2001
John R. Gibbs	2001
Donald E. Brown, M.D.	2002
Robert A. Compton	2002

Item 6.  Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

10.3	1999 Stock Option and Incentive Plan, as amended February 22, 2000
27.1	Financial Data Schedule
  (b)
  Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter covered by this Form 10-Q.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERACTIVE INTELLIGENCE, INC. (Registrant)
Date: August 11, 2000	By	/s/ MICHAEL J. TAVLIN Michael J. Tavlin Senior Vice President and Chief Financial Officer and Secretary (Principal Financial Officer)

QuickLinks

TABLE OF CONTENTS
SIGNATURES