Form 10-Q
period 2000-09-30
INTERACTIVE INTELLIGENCE INC
filed 2000-11-09
CIK 1083318

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

or

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

    Yes /x/  No / /

    The number of shares of common stock outstanding on October 31, 2000 was 14,316,972.

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements and Footnotes.

Interactive Intelligence, Inc.
Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2000	December 31, 1999
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,727	$2,235
Short-term investments	7,967	12,141
Accounts receivable, net of allowance for doubtful accounts accounts of $520 in 2000 and $437 in 1999	6,948	3,578
Prepaid expenses	496	513
Other current assets	61	80

Total current assets	17,199	18,547
Property and equipment, net	7,650	4,472
Long-term investments	6,056	8,989
Other assets, net	887	362

Total assets	$31,792	$32,370

Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$3,413	$1,806
Accrued compensation and related expenses	651	484
Deferred revenue	6,510	4,988
Current portion of capital lease obligations	412	560

Total current liabilities	10,986	7,838
Capital lease obligations, net of current portion	80	377
Shareholders' equity:
Preferred stock, no par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 authorized; 14,302,990 issued and outstanding at September 30, 2000, 13,831,486 issued and outstanding at December 31, 1999	143	138
Additional paid-in capital	46,725	45,775
Accumulated deficit	(26,142)	(21,758)

Total shareholders' equity	20,726	24,155

Total liabilities and shareholders' equity	$31,792	$32,370

See accompanying notes.

Interactive Intelligence, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2000	1999	2000	1999

Revenues:
Software	$7,689	$3,915	$18,914	$9,397
Services	2,789	1,315	7,222	3,141

Total revenues	10,478	5,230	26,136	12,538
Costs and expenses:
Costs of software	159	74	356	134
Costs of services	2,781	1,605	6,997	3,965
Sales and marketing	4,672	2,617	12,534	7,170
Research and development	2,808	1,933	7,641	4,937
General and administrative	1,294	771	3,726	1,906

Total costs and expenses	11,714	7,000	31,254	18,112

Operating loss	(1,236)	(1,770)	(5,118)	(5,574)
Interest income (expense), net	294	(227)	868	(625)

Loss before income taxes	(942)	(1,997)	(4,250)	(6,199)
Income taxes	54	—	134	—

Net loss	$(996)	$(1,997)	$(4,384)	$(6,199)

Net loss per share:
Basic and diluted	$(0.07)	$(0.18)	$(0.31)	$(0.58)

Shares used to compute net loss per share:
Basic and diluted	14,270	10,957	14,120	10,679

See accompanying notes.

Interactive Intelligence, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine months ended September 30,
	2000	1999
Operating activities
Net loss	$(4,384)	$(6,199)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,984	1,191
Amortization of deferred stock-based compensation	63	53
Changes in operating assets and liabilities:
Accounts receivable	(3,370)	(759)
Prepaid expenses	17	(273)
Other current assets	19	—
Accounts payable and accrued liabilities	1,607	229
Accrued compensation and related expenses	167	251
Deferred revenue	1,522	3,328
Accounts payable and deferred compensation—shareholder	—	(584)

Net cash used by operating activities	(2,375)	(2,763)
Investing activities
Purchases of property and equipment, net	(5,162)	(2,566)
Purchases of available-for-sale investments	(2,267)	—
Sales of available-for-sale investments	9,374	—
Change in other assets	(525)	(161)

Net cash provided (used) by investing activities	1,420	(2,727)
Financing activities
Borrowings under lines of credit	—	2,762
Repayments under lines of credit	—	(2,762)
Principal payments on capital lease obligations	(445)	(401)
Borrowings under notes payable and accrued interest—shareholder	—	1,084
Repayments under notes payable and accrued interest—shareholder	—	(7,969)
Proceeds from stock options exercised	733	205
Repurchases of common stock	—	(75)
Proceeds from issuances of common stock	159	35,101

Net cash provided by financing activities	447	27,945

Net increase (decrease) in cash and cash equivalents	(508)	22,455
Cash and cash equivalents, beginning of period	2,235	2,021

Cash and cash equivalents, end of period	$1,727	$24,476

See accompanying notes.

Interactive Intelligence, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Description of Business and Basis of Presentation

  Interactive Intelligence, Inc. ("I3" or the "Company") is a leading provider of software that manages a broad range of customer interactions including traditional telephone calls and faxes as well as Internet-based interactions such as e-mail, text chat, Web callback requests, and voice over Net calls. The Company's products provide a complete communications solution including PBX (private branch exchange), ACD (automated call distributor), IVR (interactive voice response), unified messaging, and Internet functionality. The Company currently derives substantially all of its revenues from licenses of its Interaction Center platform products and related services.

  Principal operations of the Company commenced during 1997. In 1998, the Company established a wholly-owned subsidiary in France and a branch office in Japan. In 1999, the Company established branch offices in Korea, the United Kingdom, and the Netherlands. In June of 2000, the Company established a wholly-owned subsidiary in Australia. The Company's products are marketed in North America, Central America, South America, Europe, the Asia/Pacific region, Australia, and South Africa.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Net Loss:	$(996)	$(1,997)	($4,338)	$(6,199)

Basic and diluted:
Weighted-average shares used to compute net loss per share:	14,270	10,957	14,120	10,679

Basic and diluted net loss per common share:	$(0.07)	$(0.18)	$(0.31)	$(0.58)

  The Company's calculation of diluted net loss per share excludes potential common shares as the effect would be antidilutive. Potential common shares are composed of shares of common stock of the Company issuable on the exercise of stock options. Options to purchase 2,183,526 shares of common stock with exercise prices of $0.13 to $50.50 per share were outstanding as of September 30, 2000 and options to purchase 2,271,439 shares of common stock with exercise prices of $0.13 to $24.75 per share were outstanding as of September 30, 1999.

3.  Bank Lines of Credit

  The Company had a line of credit with a bank in the amount of $4,000,000 which was limited to 80% of the eligible accounts receivable and bore interest at the bank's prime rate (9.5% at June 30, 2000). The line of credit was secured by certain accounts receivable and was guaranteed by the Company's primary shareholder. This line of credit had no outstanding balance and expired June 30, 2000. The line of credit was not renewed.

  The Company also had a line of credit with a bank in the amount of $1,000,000 which bore interest at the bank's prime rate (9.5% at June 30, 2000). The line of credit was guaranteed by the Company's primary shareholder. This line of credit had no outstanding balance and expired June 30, 2000. The line of credit was not renewed.

  The Company is currently negotiating with a bank for a credit facility. If, as and when a credit facility is obtained, the facility most likely will not be guaranteed by the Company's primary shareholder, may be secured and may be subject to certain restrictive covenants that, among other things, limit the Company's ability to incur additional indebtedness or pay dividends and require the Company to maintain prescribed debt to equity and fixed charge coverage ratios and minimum net worth levels.

4.  Contingencies

  In June 1999 and September 1999, the Company received letters from a competitor in the call center market claiming that the Company's products utilize technologies pioneered and patented by that competitor. The Company's patent counsel has reviewed all of the patents listed in the letters. Based on the advice of the Company's patent counsel, the Company believes that its products do not infringe any of the patents listed in either letter. The Company has discussed its conclusion with the competitor and has also discussed possible licensing of certain technologies from the competitor. The Company cannot assure you that this matter can be resolved amicably without litigation, or that it will be able to enter into a licensing arrangement on terms and conditions that would not have a material adverse effect on the Company's business, financial condition or results of operations.

  In June 2000 and July 2000 the Company received letters from two other competitors in the call center market claiming that the Company's products utilize technologies pioneered and patented by those competitors. Although the Company's patent counsel has not determined the validity of these patents, the Company is discussing the possible licensing of certain technologies with these competitors. The Company cannot assure you that these claims can be resolved amicably without litigation, or that it will be able to enter into licensing arrangements on terms and conditions that would not have a material adverse effect on the Company's business, financial condition or results of operations.

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

Overview

    We commenced operations in October 1994. Through the end of 1996, we focused primarily on research and development activities. Our first product was released in March 1997. In 1997 and 1998, we expanded our operations to capitalize on the increased market demand for communications and interaction management software. We decided, at the expense of profitability, to continue investing significantly in research and development, and to accelerate our investments in marketing, services and sales operations. We had no revenue in 1996, and our total revenues were $1.6 million in 1997, $9.0 million in 1998 and $19.1 million in 1999. Through the nine months ended September 30, 2000, our total revenues were $26.1 million.

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

Historical Results of Operations

    The following table presents certain financial data, derived from our unaudited statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the full year or for any future period.

	Three months ended September 30,		Nine months ended September 30,
	2000	1999	2000	1999
Revenues:
Software	73%	75%	72%	75%
Services	27	25	28	25

Total revenues	100	100	100	100

Costs and expenses:
Costs of software	2	1	1	1
Costs of services	27	31	27	32
Sales and marketing	44	50	48	57
Research and development	27	37	29	39
General and administrative	12	15	14	15

Total costs and expenses	112	134	119	144

Operating loss	(12)	(34)	(19)	(44)
Interest income (expense), net	3	(4)	3	(5)

Loss before income taxes	(9)	(38)	(16)	(49)
Income taxes	1	0	1	0

Net loss	(10)%	(38)%	(17)%	(49)%

Revenues

    Our total revenues increased 100% from $5.2 million for the three months ended September 30, 1999 to $10.5 million for the three months ended September 30, 2000. Total revenues increased 108% from $12.5 million for the nine months ended September 30, 1999, to $26.1 million for the nine months ended September 30, 2000. Non-North American revenues grew from $1.1 million and $2.5 million for the three and nine months ended September 30, 1999, respectively, to $3.3 million and $6.9 million for the three and nine months ended September 30, 2000, respectively. Our revenues are derived primarily from license fees and charges for services, including product maintenance, education services, and professional services. The increase in total revenues resulted primarily from increases in the number of both new and existing software licenses and, to a lesser extent, product maintenance revenues. We do not believe that the percentage increases in revenues achieved in prior periods should be anticipated in future periods. We anticipate that software revenues will continue to represent the majority of our revenues for the foreseeable future.

    Software.  Our software revenues increased 96% from $3.9 million for the three months ended September 30, 1999, to $7.7 million for the three months ended September 30, 2000. Software revenues increased 101% from $9.4 million for the nine months ended September 30, 1999, to $18.9 million for the nine months ended September 30, 2000. The increase in software revenues can be attributed to an increase in software licenses as a result of increased market acceptance for our products and a growing geographic presence in North America, Europe, and the Asia/Pacific region.

    Services.  Services revenues increased 112% from $1.3 million for the three months ended September 30, 1999, to $2.8 million for the three months ended September 30, 2000. Services revenues increased 130% from $3.1 million for the nine month period ended September 30, 1999, to $7.2 million for the nine month period ended September 30, 2000. The increase in services revenues was primarily due to an increase in product maintenance revenues, which is related to our growing installed base of end-user customers. We also realized increased education revenues and additional implementation and customization revenues from our professional services organization.

Cost and Expenses

    Our total costs and expenses increased 67% from $7.0 million for the three months ended September 30, 1999, to $11.7 million for the three months ended September 30, 2000. Similarly, total costs and expenses increased 73% from $18.1 million for the nine months ended September 30, 1999, to $31.3 million for the nine months ended September 30, 2000. The increase in amount was primarily due to increases in investments in our research and development, marketing, and sales and services efforts.

    Costs of Software.  Costs of software consist primarily of product royalties paid to third-parties for the use of their technologies in our products and, to a lesser extent, software packaging costs, which include product media, duplication and documentation. Costs of software increased from $74,000 for the three months ended September 30, 1999, to $159,000 for the three months ended September 30, 2000. This represents approximately 1% of software revenues for the three months ended September 30, 1999 and approximately 2% for the three months ended September 30, 2000. Costs of software increased from $134,000 for the nine months ended September 30, 1999 to $356,000 for the nine months ended September 30, 2000. This represents approximately 1% of software revenues in both periods. The increase was due to royalties owed as a result of higher software revenues and an increase in estimated royalty expenses related to third-party technology. We expect product royalties to continue to increase in the future, in terms of both costs and as a percentage of software revenues, as we release additional products and utilize additional third-party functions and features in our product offerings.

    Costs of Services.  Costs of services consist primarily of compensation expenses for technical support, education, and professional services personnel and other costs associated with supporting our resellers and end-user customers. Costs of services increased from $1.6 million for the three months ended September 30, 1999, to $2.8 million for the three months ended September 30, 2000. Costs of services increased from $4.0 million for the nine months ended September 30, 1999, to $7.0 million for the nine months ended September 30, 2000. As a percentage of services revenues, cost of services represented 122% and 100% for the three months ended September 30, 1999 and 2000, respectively, and 126% and 97% for the nine months ended September 30, 1999 and 2000, respectively. The increase in amount was due to an ongoing effort to maximize our reseller effectiveness and end-user customer satisfaction through the expansion of our technical support, education and professional services organizations. We expect that costs of services will increase as we make continued investments to support our end-user customer base and resellers.

    Sales and Marketing.  Sales and marketing expenses consist of trade shows, advertising, telemarketing campaigns and other promotional expenses, compensation expenses, including sales commissions, and travel expenses. Sales and marketing expenses increased from $2.6 million for the three months ended September 30, 1999, to $4.7 million for the three months ended September 30, 2000. Sales and marketing expenses increased from $7.2 million for the nine months ended September 30, 1999 to $12.5 million for the nine months ended September 30, 2000. The increase reflects the expansion of our worldwide sales and marketing organizations, and higher sales compensation associated with higher software revenues, and marketing activities such as trade shows and advertising. We currently plan to continue investing significantly in sales and marketing efforts.

    Research and Development.  Research and development expenses consist primarily of compensation expenses for our developers and third party efforts to develop and enhance our products, including adapting our products for specific countries. Research and development expenses increased from

$1.9 million for the three months ended September 30, 1999, to $2.8 million for the three months ended September 30, 2000. Research and development expenses increased from $4.9 million for the nine months ended September 30, 1999, to $7.6 million for the nine months ended September 30, 2000. Currently, all costs related to research and development of our products are charged to research and development expense as incurred. The dollar increases in research and development expenses were due to the hiring of software developers and third party efforts required to enhance our existing product suite, develop new products, and localize our products for the Japanese, Korean, Chinese and Spanish markets. We believe that a significant investment in research and development has been, and will continue to be, critical to market acceptance of our products.

    General and Administrative.  General and administrative expenses consist primarily of compensation for our administrative, financial, and information technology personnel, and a number of non-allocable costs, including legal and other professional service fees. General and administrative expenses increased from $771,000 for the three months ended September 30, 1999, to $1.3 million for the three months ended September 30, 2000. General and administrative expenses increased from $1.9 million for the nine months ended September 30, 1999 to $3.7 million for the nine months ended September 30, 2000. The increase resulted primarily from the addition of personnel to support the growth of our business and an increased amount of legal and other professional service fees. We believe our general and administrative expenses will continue to increase as we expand our administrative infrastructure and incur legal and other professional service fees.

Interest income (expense), net

    Interest income is generated primarily from invested funds from our initial public offering completed in September 1999. Interest expense is currently generated only by our capital lease lines of credit. During the three and nine months ended September 30, 1999, interest expense was also generated by debt owed to our principal stockholder and various commercial lines of credit. Net interest expense was $227,000 for the three months ended September 30, 1999, while net interest income was $294,000 for the three months ended September 30, 2000. Additionally, net interest expense was $625,000 for the nine months ended September 30, 1999 while net interest income was $868,000 for the nine months ended September 30, 2000. The change to net interest income from net interest expense was due to investing the proceeds from our initial public offering in interest-bearing securities after repaying all outstanding debt except for our capital lease lines.

Income taxes

    For U.S. corporate income tax purposes, we did not recognize a tax benefit related to U.S. federal or state income taxes during the three months or nine months ended September 30, 1999 or September 30, 2000 because of the uncertainty of eventually realizing these benefits. However, we did recognize a tax expense related to our international operations of $54,000 for the three months ended September 30, 2000, and $134,000 for the nine months ended September 30, 2000. No income tax expense related to our international operations was recognized for the three or nine months ended September 30, 1999.

Liquidity and Capital Resources

    In September 1999, we sold 3.0 million shares of common stock in our initial public offering, generating $39.0 million in cash, before offering expenses. As of September 30, 2000, we had cash and cash equivalents of $1.7 million, short term investments of $8.0 million, long-term investments of $6.1 million and a working capital balance of $6.2 million. Prior to our initial public offering, we funded our operations primarily through equity and debt infusions from our principal stockholder, Dr. Brown, and a $5.0 million equity investment by Dialogic Investment Corporation and borrowings under commercial lines of credit.

    Our operating activities resulted in net cash outflows of $2.8 million and $2.4 million for the nine months ended September 30, 1999 and September 30, 2000, respectively. The operating cash outflows for the first nine months of 1999 were primarily the result of our operating loss and an increase in accounts receivable partially offset by an increase in deferred revenue. The operating cash outflows for the first nine months of 2000 were also primarily the result of our operating loss and an increase in accounts receivable partially offset by depreciation and increases in deferred revenue and accounts payable.

    Our investing activities have consisted primarily of capital expenditures for property and equipment and proceeds from the sale of investments. Our activities resulted in a $2.7 million outflow for the nine month period ended September 30, 1999 and a $1.4 million inflow for the nine month period ended September 30, 2000. The 1999 outflow consisted primarily of computer hardware, software, office equipment, and furniture expenditures for our growing employee headcount and our research and development needs. The 2000 inflow was primarily attributed to net sales of available-for-sale investments offset by capital expenditures for property and equipment. At September 30, 2000, we did not have any material commitments for future capital expenditures.

    Prior to the initial public offering, financing activities consisted primarily of the issuance of debt and equity to Dr. Brown, borrowings under commercial lines of credit, and the equity investment by Dialogic Investment Corporation. For the nine months ended September 30, 1999 we generated $27.9 million in net proceeds from financing activities which consisted primarily of proceeds from our initial public offering, partially offset by scheduled repayments to our major shareholder. For the nine months ended September 30, 2000 we generated $447,000 in net proceeds from financing activities which included stock option exercises partially offset by scheduled repayments of our capital lease lines. Our lines of credit expired on June 30, 2000 and were not renewed.

    We believe that our existing cash and cash equivalents, short-term investments and long term investments will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We may require additional funds to support our working capital requirements or for other corporate purposes. To support our growth, we may consider, from time to time, raising additional funds through public or private equity or debt financings or from other sources. We cannot assure you that additional financing will be available at all or that, if available, will be on terms favorable to us or that any additional financing will not dilute your ownership interest in Interactive Intelligence.

Factors affecting Operating Results

OUR LIMITED OPERATING HISTORY MAKES FINANCIAL FORECASTING DIFFICULT AND, IN ASSESSING OUR PROSPECTS, YOU SHOULD CONSIDER OUR EARLY STAGE OF DEVELOPMENT AND PRESENCE IN A NEW AND RAPIDLY EVOLVING INDUSTRY

    Our limited operating history makes it difficult to forecast our future operating results. We commenced operations in October 1994, but did not begin shipping our Interaction Center platform products until March 1997. In 1999, we began shipping Interaction Recorder®, Interaction Dialer™, and e-FAQ™. Accordingly, you should assess our prospects in light of the risks and difficulties frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving industries.

WE HAVE HISTORICALLY INCURRED LOSSES AND WE MAY NOT ACHIEVE PROFITABILITY

    We have not operated profitably to date. We incurred net losses of $7.4 million in 1998, $7.1 million in 1999 and $4.4 million for the nine-month period ended September 30, 2000. At September 30, 2000, we had accumulated losses since inception of $26.1 million. We intend to continue to make significant investments in our research and development, marketing, services and sales operations. We anticipate that these expenses could significantly precede any revenues generated by the increased spending. As a result, we are likely to continue to experience losses and negative cash flow from operations in future quarters. If we do become profitable, we may not sustain or increase our profitability.

OUR QUARTERLY OPERATING RESULTS HAVE VARIED SIGNIFICANTLY AND, IF SEVERAL FACTORS AFFECTING OUR BUSINESS CAUSE THEM TO CONTINUE TO DO SO, THE MARKET PRICE OF OUR COMMON STOCK COULD BE AFFECTED

    Our operating results have varied significantly from quarter to quarter and may continue to do so in the future depending upon a number of factors affecting us or our industry described below and elsewhere in this prospectus, including many that are beyond our control. As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, and you should not rely on them as an indication of our future performance. In addition, our operating results in a future quarter or quarters may fall below expectations of securities analysts or investors and, as a result, the price of our common stock may fluctuate.

    Because we do not know when our potential end-user customers will place orders and finalize contracts, we cannot accurately forecast our revenues and operating results for future quarters. We recognize revenues upon satisfaction of the requirements of AICPA Statement of Position 97-2, which generally occurs in the same quarter that the order is received. As a result, our quarterly revenues and operating results depend primarily on the size, quantity and timing of orders received for our products during each quarter. If a large number of orders or several large orders do not occur or are deferred or delayed, our revenues in a quarter could be substantially reduced. This risk is heightened by the significant investment and executive level decision making typically involved in our end-user customers' decisions to license our products. Since a large portion of our operating expenses, including rent and salaries, is fixed and difficult to reduce or modify, our business, financial condition or results of operations could be materially adversely affected if revenues do not meet our expectations.

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

    We recently introduced a product used by service providers which is anticipated to have a longer sales cycle than the sales cycle experienced in our other target markets. In addition, the sales cycle for our products in international markets has been, and is expected to continue to be, longer than the sales cycle in North America. The average sales cycle for our products may lengthen as we expand internationally.

OUR INABILITY TO MANAGE SUCCESSFULLY OUR GROWTH OR OUR INCREASINGLY COMPLEX THIRD PARTY RELATIONSHIPS COULD ADVERSELY AFFECT US

    If we are not able to manage our growth successfully, we will not grow as planned and our business could be adversely affected. We have grown revenues from $1.6 million in 1997 to $9.0 million in 1998, $19.1 million in 1999 and $26.1 million in the first nine months of 2000, and we intend to continue to grow our business operations significantly in the future. Our existing management, operational, financial and human resources and management information systems and controls may be inadequate to support our future operations. In addition, as the complexity of our product technology and our reseller and other third-party relationships have increased, the management of those relationships and the negotiation of contractual terms sufficient to protect our rights and limit our potential liabilities has become more complicated, and we expect this trend to continue in the future. As a result, our inability to successfully manage these relationships or negotiate sufficient contractual terms could have a material adverse effect on us.

WE FACE COMPETITIVE PRESSURES, WHICH MAY HAVE A MATERIAL ADVERSE
EFFECT ON US

    The market for our software products is highly competitive and, because there are relatively low barriers to entry in the software market, we expect competition to increase significantly in the future. In addition, because our industry is new and evolving and characterized by rapid technological change, it is difficult for us to predict whether, when and by whom new competing technologies or new competitors may be introduced into our markets. Currently, our competition comes from several different market segments, including computer telephony platform developers, computer telephony applications software developers and telecommunications equipment vendors. We cannot assure you that we will be able to compete effectively against current and future competitors. In addition, increased competition or other competitive pressures may result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on our business, financial condition or results of operations

    Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing, customer service and other resources, greater name recognition and a larger installed base of customers than we do. As a result, these competitors may be able to respond to new or emerging technologies and changes in customer requirements faster and more effectively than we can, or to devote greater resources to the development, promotion and sale of products than we can. Current and potential competitors have established, and may in the future establish, cooperative relationships among themselves or with third parties, including mergers or acquisitions, to increase the ability of their products to address the needs of our current or prospective end-user customers. If these competitors were to acquire significant market share, it could have a material adverse effect on our business, financial condition or results of operations.

WE MAY NOT BE ABLE TO GROW OUR BUSINESS AS PLANNED IF WE DO NOT MAINTAIN SUCCESSFUL RELATIONSHIPS WITH OUR RESELLERS OR OEM PARTNERS AND CONTINUE TO RECRUIT AND DEVELOP ADDITIONAL SUCCESSFUL RESELLERS AND OEM PARTNERS

    Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our existing and future resellers and OEM partners and in recruiting and training additional resellers and OEM partners. We currently rely primarily on resellers to market and support our products, and plan on increasing our reliance on our OEM partners in the future. We are still developing and refining our reseller and OEM distribution networks and may be unable to attract additional resellers with both voice and data expertise or appropriate OEM partners that will be able to market our products effectively and that will be qualified to provide timely and cost-effective customer support and service. We generally do not have long-term or exclusive agreements with our resellers or OEM partners, and the loss of specific larger resellers or OEM partners or a significant number of resellers or OEM partners could materially adversely affect our business, financial condition or results of operations.

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

A DECLINE IN MARKET ACCEPTANCE FOR MICROSOFT CORPORATION TECHNOLOGIES ON WHICH OUR PRODUCTS RELY COULD HAVE A MATERIAL ADVERSE EFFECT ON US

    Our Interaction Center platform products currently run only on Microsoft Windows NT® and Microsoft Windows® 2000 servers. In addition, our products use other Microsoft Corporation technologies, including Microsoft® Exchange Server and Microsoft® SQL Server. A decline in market acceptance for Microsoft technologies or the increased acceptance of other server technologies could cause us to incur significant development costs and could have a material adverse effect on our ability to market our current products. Although we believe that Microsoft technologies will continue to be widely used by businesses, we cannot assure you that businesses will adopt these technologies as anticipated or will not in the future migrate to other computing technologies that we do not currently support. In addition, our products and technologies must continue to be compatible with new developments in Microsoft technologies.

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

    If the demand for interaction management software of the type we license does not continue to grow as anticipated within each of our three targeted markets, our ability to grow our business as planned could be materially adversely affected. Substantially all of our revenues have been generated from licenses of our Interaction Center platform products and related support, educational and professional services. We expect these products and services to account for the majority of our revenues for the foreseeable future. Although we believe demand for the functions performed by our Interaction Center platform products is high, and growth in demand has accelerated in recent years, particularly among call centers, the market for our products and services is still emerging. Further, our growth plans require us to successfully attract enterprise and service provider end-user customers.

IF OUR END-USER CUSTOMERS DO NOT PERCEIVE OUR PRODUCTS OR THE RELATED SERVICES PROVIDED BY US OR OUR RESELLERS OR OEM PARTNERS TO BE EFFECTIVE OR OF HIGH QUALITY, OUR BRAND AND NAME RECOGNITION WILL SUFFER

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

IF WE ARE UNABLE TO ADAPT OUR SOFTWARE IN A WAY THAT WILL PERMIT US TO SERVE LARGE, SINGLE-SITE END-USER CUSTOMERS, THE MARKETABILITY OF CIC AND EIC COULD BE ADVERSELY AFFECTED

    Our products cannot currently meet the communications needs of organizations with more than 500 users at a single call center location and cannot currently meet the communication needs of organizations with more than 1,000 users at a single enterprise location. As these organizations expand to include multiple locations, our products can be customized to increase the number of telephone lines, extensions and users. We will need to adapt our software to serve larger single-site organizations. Although we are currently developing and testing solutions that would enable our software to significantly increase the number of users that our products can serve at a single location, we cannot assure you that we will be able to successfully introduce this technology into a currently available version of our products. Further, we may not be able to adapt our software in a timely or cost effective manner in a way that will permit us to serve these customers. This inability could have a material adverse effect on our business, financial condition or results of operations.

OUR MAIN SUPPLIERS OF VOICE PROCESSING BOARDS MAY BECOME UNWILLING OR UNABLE TO CONTINUE TO MANUFACTURE AND SUPPLY US WITH VOICE PROCESSING BOARDS, REQUIRING US TO INTRODUCE A SUBSTITUTE SUPPLIER WHICH COULD PROVE DIFFICULT OR COSTLY

    Dialogic Corporation, a subsidiary of Intel Corporation, and AcuLab plc are our primary suppliers of the voice processing boards that are necessary for the operation of the currently available versions of our products. If these suppliers become unable or unwilling to continue to manufacture and supply these voice processing boards in the volume, price and technical specifications we require, then we would have to adapt our products to a substitute supplier. We may not be able to successfully introduce voice processing boards made by a substitute supplier into the available versions of our products. In addition, introducing a substitute supplier of voice processing boards could result in unforeseen additional product development or customization costs and could also introduce hardware and software operating or compatibility problems. The Company can not assure you that these issues will not affect product shipments, will not be costly to correct, will not damage our reputation in the markets in which we operate, or will not have a material adverse affect on our business, financial condition or results of operations.

    In addition, Dialogic Corporation's CT Media™ offers some of the functionality that our Interaction Center platform products provide and consequently could make it easier for competitors or potential competitors to provide products competitive with ours. If CT Media™ were to become an industry standard, our failure to adopt it could disadvantage us in competitive situations. In addition, although neither our primary suppliers of voice processing boards nor their affiliates currently offer a product that competes with our Interaction Center platform products, they could potentially develop a competitive or superior product.

WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY RIGHTS ADEQUATELY, WHICH COULD ALLOW THIRD PARTIES TO COPY OR OTHERWISE OBTAIN AND USE OUR TECHNOLOGY WITHOUT AUTHORIZATION

    We regard our software products as proprietary. In an effort to protect our proprietary rights, we rely primarily on a combination of copyright, trademark and trade secret laws, as well as licensing and other agreements with consultants, suppliers, strategic and OEM partners, resellers and end-user customers, and employee and third-party non-disclosure agreements. These laws and agreements provide only limited protection of our proprietary rights. In addition, we have not signed agreements containing these types of protective provisions in every case, and the contractual provisions that are in place and the protection they provide vary and may not provide us with adequate protection in all circumstances. Although we have filed patent applications directed to several inventions embodied in our software products, we currently hold no patents. We hold one registered copyright. Because our means of protecting our proprietary rights may not be adequate, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization. A third party could also develop similar technology independently. In addition, the laws of some countries in which we sell our products do not protect our software and intellectual property rights to the same extent as the laws of the United States. Unauthorized copying, use or reverse engineering of our products could materially adversely affect our business, results of operations or financial condition.

    We license technology that is embedded in our products from others. If one or more of these licenses terminates or cannot be renewed on satisfactory terms, we would have to modify the affected products to use alternative technology or eliminate the affected product function, either of which could have a material adverse effect on us.

INFRINGEMENT CLAIMS COULD ADVERSELY AFFECT US

    In June 1999 and September 1999, the Company received letters from a competitor in the call center market claiming that the Company's products utilize technologies pioneered and patented by that competitor. The Company's patent counsel has reviewed all of the patents listed in the letters. Based on the advice of the Company's patent counsel, the Company believes that its products do not infringe any of the patents listed in either letter. The Company has discussed its conclusion with the competitor and has also discussed possible licensing of certain technologies from the competitor. The Company cannot assure you that this matter can be resolved amicably without litigation, or that it will be able to enter into a licensing arrangement on terms and conditions that would not have a material adverse effect on the Company's business, financial condition or results of operations.

    In June 2000 and July 2000 the Company received letters from two other competitors in the call center market claiming that the Company's products utilize technologies pioneered and patented by those competitors. Although the Company's patent counsel has not determined the validity of these patents, the Company is discussing the possible licensing of certain technologies with these competitors. The Company cannot assure you that these claims can be resolved amicably without litigation, or that it will be able to enter into licensing arrangements on terms and conditions that would not have a material adverse effect on the Company's business, financial condition or results of operations.

    Other third parties could claim that our technology infringes their proprietary rights. As the number of software products in our target markets increases and the functionality of these products overlap, we believe that software developers may face infringement claims. For example, various patent rights have been asserted against interfaces between PBX hardware and computer network systems. Although we believe that our products do not infringe any of these patents because, among other reasons, our products are designed to replace PBXs and not to create such interfaces, if these patents were interpreted broadly, claims of infringement of these patents could have a material adverse affect on us.

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

    Our success depends in large part on the continued service of our key personnel, particularly Dr. Donald E. Brown, our co-founder, Chief Executive Officer and principal stockholder, and Dr. Michael D. Gagle, our Chief Scientist. The loss of the services of either of these individuals or any key personnel could have a material adverse effect on our business, financial condition or results of operations. We do not have key man life insurance on any of our employees. Our future success also depends upon our ability to attract, train, assimilate and retain additional qualified personnel. Competition for persons with skills in the software industry is intense, particularly for those with relevant technical and/or sales experience. We cannot assure you that we will be able to retain our key employees or that we can attract, train, assimilate or retain other highly qualified personnel in the future.

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

OUR INTERNATIONAL OPERATIONS AND EXPANSION INVOLVE FINANCIAL AND OPERATIONAL RISKS

    The expansion of our international operations will require significant management attention and financial resources to establish additional foreign operations, hire additional personnel and recruit additional international resellers. Non-North American revenues accounted for 17% of our total revenues in 1997, 16% of our total revenues in 1998, 19% of our total revenues in 1999 and 25% of our total revenues in the first nine months of 2000. To date, our products have been licensed outside North America primarily in Western Europe, South Africa and Australia. We are also expanding our marketing efforts in Japan, Korea, China and Central and South America. We intend to continue to expand our international operations and enter additional international markets. Revenues from international expansion may be inadequate to cover the expenses of international expansion. In addition to the foreign currency fluctuation risks described below, other risks inherent in our international business activities, in the countries in which we have licensed our products to date and in those countries in which we intend to expand, generally could include the following:

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

FLUCTUATIONS IN THE VALUE OF FOREIGN CURRENCIES COULD RESULT IN LOSSES

    Our international revenues are generally denominated in U.S. Dollars, but our international expenses are generally denominated in local foreign currencies. Although foreign currency translation gains and losses have been immaterial to date, fluctuations in exchange rates between the U.S. Dollar and other currencies could have a material adverse effect on our business, financial condition or results of operations, and particularly on our operating margins. To date, we have not sought to hedge the risks associated with fluctuations in exchange rates, but we may undertake to do so in the future. Any hedging techniques we implement in the future may not be successful. Exchange rate fluctuations could also make our products more expensive than competitive products not subject to these fluctuations, which could adversely affect our revenues and profitability in international markets.

OUR PRODUCTS COULD HAVE DEFECTS FOR WHICH WE ARE POTENTIALLY LIABLE AND WHICH COULD RESULT IN LOSS OF REVENUE, INCREASED COSTS OR LOSS OF OUR CREDIBILITY OR DELAY IN ACCEPTANCE OF OUR PRODUCTS IN THE MARKET

    Our products, including components supplied by others, may contain errors or defects, especially when first introduced or when new versions are released. Despite internal product testing, we have in the past discovered software errors in some of our products after their introduction. Errors in new products or releases could be found after commencement of commercial shipments, and this could result in additional development costs, diversion of technical and other resources from our other development efforts, or the loss of credibility with current or future end-user customers. This could result in a loss of revenue or delay in market acceptance of our products, which could have a material adverse effect upon our business, financial condition or results of operations.

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

    Because our solution consists of our software running on a Windows NT® or Windows® 2000 server and voice processing boards, it is inherently more prone to performance interruptions for our end-user customers than traditional non-software based products. Performance interruptions at our end-user customer sites, most of which currently do not have back-up systems, could affect demand for our products or give rise to claims against us.

WE MAY NOT BE ABLE TO OBTAIN ADEQUATE FINANCING TO IMPLEMENT OUR GROWTH STRATEGY

    Successful implementation of our growth strategy will likely require continued access to capital. If we do not generate sufficient cash from operations, our growth could be limited unless we are able to obtain capital through additional debt or equity financings. We cannot assure you that debt or equity financings will be available as required for acquisitions or other needs. Even if financing is available, it may not be on terms that are favorable to us or sufficient for our needs. If we are unable to obtain sufficient financing, we may be unable to fully implement our growth strategy.

OUR STOCK PRICE HAS BEEN AND COULD CONTINUE TO BE HIGHLY VOLATILE

    Our stock price has been and could continue to be highly volatile due to a number of factors, including:

  •
  actual or anticipated fluctuations in our operating results;

  •
  announcements by us, our competitors or our end-user customers;

  •
  changes in financial estimates of securities analysts or investors regarding us, our industry, our competitors or our end-user customers;

  •
  technological innovations by others;

  •
  the operating and stock price performance of other comparable companies or of our competitors or end-user customers;

  •
  the low number of our shares typically traded in any trading session;

  •
  the availability for future sale, or sales, of a substantial number of shares of our common stock in the public market or otherwise following this offering; and

  •
  general market or economic conditions.

    This risk may be heightened because our industry is new and evolving, characterized by rapid technological change and susceptible to the introduction of new competing technologies or competitors.

    In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many technology companies, including us. These price and volume fluctuations often have been unrelated to the operating performance of the affected companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against that company. This type of litigation, regardless of the outcome, could result in substantial costs and a diversion of management's attention and resources, which could materially and adversely affect our business, financial condition or results of operations.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

    We develop products in the United States and sell licenses in North America, Europe, Asia/Pacific region, South Africa, and Central and South America. As a result, our financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets or result in substantial price discounts for our products.

    We manage our interest rate risk by maintaining an investment portfolio with debt instruments of high credit quality and relatively short average maturities. We also manage interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

    See Note 4 of Notes to Condensed Consolidated Financial Statements for a description of correspondence received by us from competitors claiming that our products utilize technologies pioneered and patented by them.

Item 2. Changes in Securities and Use of Proceeds.

Sales of Unregistered Securities During the Quarter

    None.

Use of Proceeds

    The shares of our common stock issued in the initial public offering were registered on a Registration Statement on Form S-1 (Registration No. 333-79509) which was declared effective on September 22, 1999. From the effective date of such Registration Statement to September 30, 2000, the proceeds generated by our initial public offering have been used as described in our report on Form 10-Q for the quarter ended September 30, 1999 and, in addition approximately $10.4 million has been used for working capital.

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

               Interactive Intelligence, Inc.
               (Registrant)

Date: November 9, 2000	By:	/s/ MICHAEL J. TAVLIN Michael J. Tavlin Senior Vice President and Chief Financial Officer and Secretary (Principal Financial Officer and Duly Authorized Officer)

QuickLinks

TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements and Footnotes.
Interactive Intelligence, Inc. Condensed Consolidated Balance Sheets (in thousands)
Interactive Intelligence, Inc. Condensed Consolidated Statements of Operations (unaudited) (in thousands, except per share amounts)
Interactive Intelligence, Inc. Condensed Consolidated Statements of Cash Flows (unaudited) (in thousands)
Interactive Intelligence, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Qualitative and Quantitative Disclosures About Market Risk
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Item 2. Changes in Securities and Use of Proceeds.
Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES