Form 10-K405
period 2000-12-31
INTERACTIVE INTELLIGENCE INC
filed 2001-03-30
CIK 1083318

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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
Common Stock $0.01 par value
(Title of class)

    Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes /x/

    As of March 15, 2001 there were 14,983,588 shares outstanding of the registrant's common stock, $0.01 par value. As of that date, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $85,986,890, assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are "affiliates".

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

PART I.

Item 1. Business.

    We are a leading provider of software that manages a broad range of customer interactions including traditional telephone calls and faxes as well as Internet-based interactions such as e-mail, text chat, Web callback requests and voice over Net calls. We sell our products into three large and growing markets—call (or contact) centers, enterprises and service providers. Using our software, our end-user customers are able to replace a variety of traditional devices such as private branch exchange devices or PBXs, interactive voice response systems or IVRs, automatic call distributors or ACDs, voice mail systems, fax servers, call recorders and computer telephony integration or CTI middleware. In addition, we have announced plans for a new product that will allow organizations to quickly develop applications for wireless devices such as personal digital assistants and digital cell phones. We began licensing our products in 1997 and have grown our revenues from $1.6 million in 1997 to $9.0 million in 1998, $19.1 million in 1999 and $38.6 million in 2000.

    We believe that our products provide our end-user customers with integrated, software-based interaction management solutions that have several advantages over traditional communications devices, including:

  –
  greater ability to utilize the Internet for e-commerce and customer service;

  –
  broader range of functions than can typically be found in traditional systems;

  –
  reduced need to integrate disparate technologies and the elimination of costly CTI middleware;

  –
  open architecture and better compatibility with leading e-mail systems, Web servers and customer relationship management, or CRM, applications;

  –
  lower total cost of ownership; and

  –
  greater ability to customize communications to meet specific needs.

    We have licensed our products to over 700 end-user customers, including Abbott Laboratories, Aether Systems, Inc., Ameritech Corporation, Digital River, Inc., E.piphany, Inc., Kemper Insurance Companies, The Leo Burnett Advertising Agency, Marathon Ashland Petroleum, LLC, Minnesota Life Insurance Company, Net2Phone, Inc., and Toshiba America Consumer Products. We market our software products and services through an extensive distribution network consisting of over 140 independent resellers located primarily in North America, Europe and the Asia/Pacific region. Our resellers range from relatively small, local organizations to large regional and international firms, such as Bell South Communication Systems, Inc., Deutsche Telekom, NEC, KPN Telecom B.V. and Unisys Corporation. We also provide our end-user customers and resellers with a variety of related services.

    We are an Indiana corporation formed in 1994, and we maintain our executive offices in Indianapolis, Indiana.

Industry Overview

    The continued growth of Internet-based commerce is causing many organizations to investigate interaction management technology as a means of gaining a competitive advantage, increasing efficiency and providing better service. As a result, the communications industry is experiencing significantly new interaction management demands from these organizations. We believe we are well positioned to take advantage of the following major trends affecting interaction management within many industries:

  Growth of Internet-based interactions

    In addition to more traditional communications media such as telephone, fax and voice mail, the growth of the Internet has expanded the number and complexity of communications media to include e-mail, Internet chat sessions, Web callback requests and voice over Net calls. Enterprises are increasingly utilizing the Internet as an important channel for sales, distribution and customer service. Because of their reliance on the Internet, these enterprises generally require more than simple dial tone and voice mail from their communications infrastructure. These organizations are rapidly deploying e-mail management and Web collaboration products in order to provide advanced Web-based customer service. Additionally, most enterprises currently interact through these media using separate devices, resulting in inefficient communication. These circumstances are forcing organizations to re-evaluatqe their systems in order to address the requirements of a more complex communications environment.

  Convergence of Voice and Data

    Voice traffic is increasingly moving from traditional, circuit-switched networks and devices to networks and devices based on the popular TCP/IP protocol. This transition is referred to as the voice over IP, or VoIP, movement. Traditional PBXs are being replaced by so-called "softswitches" from vendors such as Cisco Systems, Inc., Nortel Networks Corporation, Tundo Corporation, and many others. This transition is causing many organizations to look for application platforms that can work effectively with these new IP-based systems in order to provide a wide range of communication services.

  Acceptance of customer relationship management (CRM)

    Businesses are increasingly purchasing and deploying software systems for customer relationship management, or CRM. These systems allow businesses to better track and understand their customers. CRM systems must often be integrated with communications systems in order to effectively monitor customer interactions and provide real-time information to employees. With more customer interactions arriving by means of the Internet, existing products that integrate CRM with traditional communications systems are no longer sufficient. A broad new class of interaction management software is emerging to consolidate the processing of all customer interactions regardless of media type to provide integration with leading CRM products.

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

    In our opinion, the traditional multi-device approach to communications and interaction by organizations is inadequate to address the needs created by these trends. We believe that the shortcomings of this approach create a significant opportunity for an interaction management solution based on standard hardware and software technology, such as a Windows® 2000 server, that enables organizations to efficiently and effectively interact with all of their constituents. We believe that we have developed such a solution.

Interactive Intelligence Solution

    The Interactive Intelligence solution for call (contact) centers, enterprises and service providers is an open software platform that, when installed on a server running Windows NT® or Windows® 2000, provides a comprehensive set of communications and interaction management services and requires little or no integration. Our Interaction Center Platform™ products are capable of processing thousands of interactions per hour, including telephone calls, e-mails, faxes, voice mail messages, Internet chat sessions, Web call-back requests and voice over Net calls.

    We believe that the differentiating characteristics of the Interactive Intelligence solution enable our end-user customers to more effectively communicate and interact with their constituencies at a lower total cost of ownership than through the use of traditional computer telephony integration products. The strategic advantages of our single system approach are:

    Greater ability to utilize the Internet.  Our products allow organizations to offer Internet-based interaction options to their customers. These interaction options include e-mail, text chat, Web callback requests, and voice over Net calls. Such options are typically not available from traditional communications systems yet are critical for effective e-commerce and Web-based customer service.

    Broader range of functions.  Unlike traditional systems that require end-user customers to purchase separate products to attain broader functionality, our products offer a broad, integrated suite of communications features, including telephony, inbound and outbound fax, e-mail processing, automatic call distribution, interactive voice response, conferencing, call recording, call monitoring and text chat processing. Our products also include facilities that allow supervisors to obtain numerous reports and to view communications statistics in real time. We believe that, collectively, these capabilities allow our customers to improve customer service and increase internal efficiency.

    Reduced need to integrate disparate technologies.  Traditional communications systems generally require significant integration efforts to get their different components to work together effectively. This integration often involves the purchase of expensive hardware, middleware and services. Our products pre-assemble all of the necessary components into one software solution, allowing end-user customers to concentrate their efforts on improving business operations. Additionally, our products can be used to supplement the capabilities of a PBX to provide Web-based interaction management, unified messaging, IVR or departmental call (contact) center services.

    Open architecture and better compatibility with leading technologies.  Traditional telecommunications devices are based on proprietary, closed architecture, which often limits the end-user customer's ability to change or customize the products. Frequently, even simple changes such as adding a new employee or changing an employee's location require intervention by the vendor. Our products are built around industry standard hardware and software components such as Intel microprocessors and the Microsoft Windows NT® and Windows® 2000 operating systems. Our open architecture allows end-user customers to configure our system to meet their customized communications needs and to make hardware or software modifications as necessary. For example, if one of our end-user customers needs more space for voice mail recordings, it can simply purchase a larger disk drive on the open market. Our products also interoperate easily with popular information technology products, including:

  •
  e-mail servers, including Microsoft® Exchange Server, Lotus® Notes, Novell® GroupWise® and iPlanet™ Messaging Server;

  •
  database systems, including those from Oracle Corporation, Sybase, Inc., Microsoft Corporation and IBM Corporation;

  •
  mainframe systems, including those that support 3270 and 5250 terminal emulation;

  •
  Web servers, including those from Microsoft Corporation, Netscape Communications Corporation and Apache Digital Corporation;

  •
  network management systems, including Hewlett-Packard Company's HP OpenView, Tivoli System Inc.'s NetView® and Computer Associates International, Inc.'s Unicenter TNG;

  •
  customer relationship management systems, including those from Pivotal Corporation, The Vantive Corporation (acquired by Peoplesoft, Inc.), Clarify, Inc. (acquired by Nortel Networks Corporation), Remedy Corporation, Octane Software, Inc. (acquired by E.piphany, Inc.), Onyx Software Corporation, Siebel Systems, Inc. and Silknet Software, Inc. (acquired by Kana Communications, Inc.); and

  •
  enterprise directories, including Microsoft® Active Directory™, Novell® NDS® e-Directory™ and iPlanet™ Directory Server.

    Lower total cost of ownership.  We believe that our software solutions result in a lower total cost of ownership in comparison to traditional communication systems with similar functionality, which typically consist of multiple, disparate add-on components. For example, our products' capabilities reside in a single Windows NT® or Windows® 2000 server with a software interface designed for ease of use. As a result, all configuration and maintenance of our products are confined to a single system. This results in a lower total cost of ownership due to the reduced time and expense typically required to maintain a centralized software-based interaction management system.

    Greater ability to customize communications to meet specific needs.  While our products can be deployed quickly with minimal configuration, organizations can also customize many aspects of their communications processing using our graphical application generator, Interaction Designer™. This means that our products can serve as a platform upon which organizations can build highly tailored communications processes for their customers, employees or subscribers. It also means that end-user customers need to learn only a single tool in order to customize their dial plans, call distribution rules, interactive voice response menus, fax applications, Web services, voice mail systems and other communications applications.

Growth Strategy

    Our primary business objective is to become the leading provider of interaction management software solutions that allow call (contact) centers, enterprises and service providers to automate virtually every aspect of their business communications. Our strategy for achieving this objective incorporates the following key elements:

    Continue to expand our leading technology position.  We have significant technical expertise in Internet, call (contact) center, telecommunications and software technologies. We intend to use our expertise to add new features to our products to increase their marketability in our three target markets. We are improving the ability of our current and future products to handle the needs of larger organizations. We are currently deploying a new version of our products that works effectively with the new H.100 standard. This new voice bus offers four times the capacity of the SC voice bus that we have used in the past. We believe this new version can meet the needs of call (contact) centers with up to 500 agents per site and enterprises with up to 1,000 employees per site.

    Operate across a range of hardware platforms including softswitches and legacy PBXs.  We have designed our products to work well on several different hardware platforms, including voice processing boards from Dialogic or Aculab plc as well as small office PBXs from Vertical Networks, Inc. In addition, we are currently working with Cisco Systems, Inc. to enable our software to work with the Cisco AVVID voice over IP platform. We plan to work with vendors of legacy PBXs to enable our software to work with their circuit-switched devices as well. We believe that the ability of our products to run across a variety of voice switching platforms will provide investment protection to our end-user customers and increase our market.

    Broaden our current product offerings.  We plan to broaden our current product offerings by developing additional features and capabilities for our target markets. For the call (contact) center market, we are now testing a new version of our I3 Customer Interaction Center™, or CIC, that includes more sophisticated routing of e-mail messages, Web call-back requests, and other Internet-based interactions. For enterprises, we are now testing a new version of our Enterprise Interaction Center®, or EIC, that includes new features including one-number "follow-me", pager notification of new messages, and many others. For the service provider market, we are now testing a new version of our Service Interaction Center™, or SIC, that allows subscribers to access their personal calendars, easily and quickly set up conference calls and otherwise better manage their personal communications.

    Develop new products.  We have announced and are developing a new product called Mobilité™. Mobilité™ is a wireless application server that can be used by all types of organizations to quickly create custom applications that run on mobile devices with wireless data connections such as the Palm™ VII from Palm Corporation, the BlackBerry™ from Research In Motion Limited, and devices based on the Pocket PC platform from Microsoft Corporation. Mobilité™ is based on the same software platform as CIC, EIC, and SIC, but adds extensions necessary to communicate with and control wireless devices.

    Further expand our global distribution channel.  We plan to further expand our existing distribution channel, which currently consists of over 140 resellers in more than 30 countries. Our expansion efforts include a significant focus on broadening our distribution channel in North America and we also plan to expand our distribution channel in Europe, the Asia/Pacific region, and Latin America. Currently, we have over 100 resellers and a 50-person field sales force that manages, supports and develops our distribution channel in North America and more than 30 resellers and a 15-person field sales force in Europe and the Asia/Pacific region. We have also signed a reseller in each of India, South Africa, Turkey, and Central and South America. We intend to continue to broaden our geographic and market presence through our reseller coverage to enhance our market share position.

    Develop our strategic business relationships.  We have strategic relationships with both emerging and leading technology companies, including Aculab plc, Cisco Systems, Inc., Dialogic (a division of Intel Corporation), Microsoft Corporation, Nuance Communications, Inc., Talisma Corporation and Tundo Corporation. We are one of 11 providers in the Cisco AVVID Open Systems Program. As evidence of our commitment to growth, Microsoft Corporation recognized us in 1999 as the ninth fastest growing independent software vendor using Microsoft Windows®. In addition to these technical and marketing relationships, we have entered into strategic OEM agreements with companies such as Cisco Systems, Inc., Pivotal Corporation and Vertical Networks, Inc. Under the terms of these agreements, our OEM partners incorporate portions of our technology within their products. We are currently pursuing OEM relationships with network equipment vendors, developers of customer relationship management (CRM) software, and other high tech companies. We also intend to evaluate strategic acquisitions and investment opportunities for products and technologies to complement or extend our existing products, offer access to additional distribution channels or increase our customer base.

Products

    We currently market and license:

  •
  I3 Customer Interaction Center™ or CIC, our comprehensive interaction management solution for call (contact) centers;

  •
  Enterprise Interaction Center® or EIC, our comprehensive interaction management solution for enterprises;

  •
  Service Interaction Center™ or SIC, our interaction management platform for service providers;

  •
  Interaction Recorder®, a complementary product that allows the user to easily log, record and retrieve any call;

  •
  Interaction Dialer™, a predictive dialing product that is complementary to CIC;

  •
  Interaction Director™, a pre and post-call routing product for multi-site call centers; and

  •
  e-FAQ™, an e-mail response management solution.

  I3 Customer Interaction Center™ or CIC

    CIC turns a Windows NT® or Windows® 2000 server containing the appropriate voice processing boards into a comprehensive interaction management solution. Customers connect their telephone trunk lines, handsets and headsets to the CIC server and gain an integrated communications system, capable of meeting an organization's specific interaction processing requirements. We allow our end-user customers to license all or some specific combinations of the features of CIC. CIC provides organizations with a broad array of communications and interaction processing capabilities, including:

  –
  Telephone system—allows end-users to place and receive telephone calls just like a private branch exchange or PBX. Analog trunks and digital trunks, such as T1/E1, ISDN and PRI, from the telephone company can be connected to an CIC server as well as the twisted pair connections to desktop phones. In addition to basic hold and transfer operations, CIC provides text-to-speech, speech recognition and support for conference calls with up to 32 participants.

  –
  Web services—allows organizations to queue and distribute incoming Internet text chats as they do with telephone calls. For example, while browsing a company's Web site, a potential customer can click a button and use text chat to pose a question to a call (contact) center agent. CIC also includes tools that allow organizations to process incoming e-mail messages, Web callback requests and voice over Net calls.

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
  Speech recognition capabilities.

  –
  ACD or automatic call distributor—organizes incoming calls into queues and distributes them to agents as they become available. Calls can be distributed on a first-come, first-served basis or make use of more complex methods such as skills-based routing. For example, some organizations may wish to service calls from important customers before servicing other calls.

  –
  Call recording—allows end-users to record their own calls and supervisors to record agent calls. CIC can also automatically record specified calls according to pre-defined rules—for example, every third call coming into a particular toll-free number or every call from a customer with a past-due balance.

  –
  Graphical application generator—allows organizations to tailor CIC's call and interaction management functions to meet their specific needs and to integrate CIC into their information systems. CIC includes a graphical application generator called Interaction Designer™ that can be used to customize dial plans, call distribution rules, IVR scripts, fax services, Web interactions and other functions.

    CIC also includes software that runs on desktop computers and provides individuals with the following capabilities:

  –
  A software phone that allows individuals to visually manage calls from their desktop computer, including dialing, transferring, conferencing and recording. CIC includes both Win32 and Java versions to support a wide range of desktop operating systems.

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

  –
  Screen pops that allow CIC to activate a particular application, such as a customer relationship management program, whenever an incoming call arrives. The activated application can display all the call information collected by CIC and provide call handling options including hold, transfer and conference.

  –
  Optical character recognition to automatically convert faxes into documents.

  –
  Branch office connection that allows branch office employees to be a part of the headquarters telecommunication systems.

    We have developed local language versions of CIC Version 1.3, our most recent version, for those countries that currently have localized language for Version 1.2, our prior version.

  Enterprise Interaction Center® or EIC

    EIC utilizes the same technology underlying CIC but in a formulation specifically targeted at e-businesses and general enterprises. It does not include the graphical application generator and advanced contact center features of CIC. Organizations can use EIC as their complete communications system, eliminating the need for separate phone systems, voice mail systems, fax servers, auto attendants, and other devices.

  Service Interaction Center™ or SIC

    SIC utilizes the same technology underlying CIC, but includes extensions designed specifically for service providers. In particular, SIC makes use of a large-scale [LDAP] directory to allow local phone companies, wireless communications companies, Internet service providers, and application service providers to offer a wide range of voice and data services to large numbers of subscribers. These services include unified messaging, one-number "follow me", call screening, call recording, and conference calling.

  Interaction Recorder®

    Interaction Recorder is a complementary product that enhances CIC's call recording capabilities by providing recording management for organizations, such as call (contact) centers and banks, that generate large numbers of recordings. First, Interaction Recorder logs complete information about every recording, such as customer name, account number and transactions selected, to a database. Next, it compresses recordings by 87.5% to reduce storage requirements. Interaction Recorder allows organizations to periodically archive groups of recordings onto compact discs or other media and provides a user interface from which supervisors and other employees can later search for particular recordings and access them at any time.

  Interaction Dialer™

    Interaction Dialer™ is a predictive dialing product that is complementary to CIC. Predictive dialing is the process of automatically making outbound calls to a list of phone numbers and quickly connecting to call (contact) center agents any calls answered by a person. We developed Interaction Dialer™ to provide call list management and answering machine detection. We have created a sophisticated predictive algorithm that decides exactly how many calls to place and when to make them in order to maximize the probability that an agent will be available when a person answers a call.

    Interaction Dialer™ builds entirely upon CIC's facilities for automatic call distribution, reporting and supervision, giving it blended capabilities for call (contact) centers wishing to use agents for both inbound and outbound call processing. A client-side component allows end-user customers to create visual call flow scripts using any Web page editor. When an outbound call connects to an agent, Interaction Dialer™ automatically pops a script that can display customer information and lead the agent through the current call.

  Interaction Director™

    Interaction Director™ provides pre and post-call routing across sites for multi-site call (contact) centers. Given a data connection to the CIC server at each call (contact) center, Interaction Director™ builds an in-memory database of near real-time information, including current expected hold times at each site, queue lengths, number of agent available and specific skills available. It then distributes incoming calls based on this information and customized routing rules.

    Pre-call routing is the process of looking at a call while it is still in the public switched telephone network and deciding to which location it should be sent. Interaction Director™ currently supports the signaling system 7 or SS7 protocol and can thus be notified about new calls before they leave the telephone network. Interaction Director™ can examine specific information about a call and then use the up-to-date information in the in-memory database to decide to which site to route the call. Once it has chosen a destination site, Interaction Director™ signals its choice back to the telephone network. Pre-call routing allows calls to be distributed efficiently across a collection of sites and helps make effective use of agent resources. It also allows multi-site organizations to provide superior customer service by minimizing wait times and making sure that calls are routed to the sites best able to handle them. As an example, Interaction Director™ could route calls from Spanish speaking customers to a site with Spanish speaking agents. The end-user customer can create the logic that determines where a given call is routed by using Interaction Designer®. AT&T Corporation has tested Interaction Director™ and determined that it is interoperable with AT&T's Intelligent Call Processing Service, which utilizes SS7. We have also added support for MCI WorldCom Inc. and are now working with other carriers.

    In addition to pre-call routing, Interaction Director™ also supports post-call routing, which routes a call to another location after it has already been delivered to a particular call (contact) center. For example, after a caller has been on hold for more than a specified period of time, the end-user customer could configure its CIC system to ask Interaction Director™ if another site would be able to handle the call sooner. If so, the CIC system could then transfer the call to that other location.

  e-FAQ™

    e-FAQ™ allows organizations to quickly and easily make use of knowledge in the form of "Frequently Asked Questions" (FAQs) to automatically service incoming e-mail messages. The product uses advanced artificial intelligence and linguistic techniques to examine e-mail inquiries, look for matches in a database of frequently asked questions, and automatically respond if an appropriate match is found. e-FAQ™ also allows employees to add knowledge by simply e-mailing common questions and related answers to a designated mailbox.

Technology

    We have developed a number of innovative technologies that underlie our family of products, including:

    Universal interaction engine.  At the core of CIC, EIC, and SIC is an event-processing engine that determines how different types of communications events are handled. This engine makes use of the Java virtual machine to dispatch events, such as incoming telephone calls, to software objects that process them. This approach allows us to maximize our use of a widely used, multi-threaded interpreter to handle large numbers of communications events under Windows NT® and Windows® 2000. It also provides an architectural control point around which we can create new services.

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

    Graphical application generator.  Underlying our entire suite of products is a single graphical application generator called Interaction Designer®. This development tool allows users to visually lay out logic that determines how different types of events are to be processed. Interaction Designer® includes a tool palette of over one hundred objects that can be dragged into a workspace and linked together. Once the handler for a particular event is complete, Interaction Designer® generates a Java class file, compiles it and executes it in the universal interaction engine. This means that organizations can change the ways in which different interactions are processed without restarting devices.

    Graphical administrative console.  A single graphical application called Interaction Administrator® can be used to configure many different aspects of our products. Supervisors can configure analog or digital telephone trunks, change user profiles, define queues, add skills and perform many other common administrative tasks from simple dialog boxes. Interaction Administrator® automatically sends out change notifications that are propagated via Notifier to the various components that comprise our products. Thus, when a new employee is added, his or her name automatically appears on agent and supervisor screens.

    Database and mainframe connectivity.  We have written software components that provide access to information stored in most common relational database systems, including those from Oracle Corporation, Sybase, Inc., Informix Corporation, Microsoft Corporation and IBM Corporation, and mainframe systems supporting 3270 and 5250 emulation. These software components use advanced techniques like connection caching to handle large numbers of transactions.

    Programming interfaces.  We have created interfaces that allow customers to integrate other software applications with CIC, EIC, and SIC. On the server side, we have DLL and TCP/IP socket-level interfaces that allow customers to add new functionality and to communicate with applications running on other systems. On the client side, we have both DDE and COM interfaces that make it possible to embed our capabilities into desktop applications.

    Multi-site call routing and SS7 support.  We have created software that allows us to communicate directly with public switched telephone networks using the SS7 protocol. This allows us to receive advance notification from the phone company of incoming calls and to tell the phone company where each call should be sent in a multi-site environment. This is especially important for call (contact) centers with multiple sites. If each site is running our CIC product and is connected to a wide area network, we can collect near real-time information, including number of calls in queue and number of agents available, and decide which site is best able to handle new incoming calls.

Research and Development

    We believe that strong product development capabilities are essential to our strategy of building on our position as a technological leader in our industry, maintaining the competitiveness of our current products and adding new features, functions and products. Our product development team consists of professionals with expertise in software, telecommunications and computer hardware, many of whom have years of experience at industry leading companies in these segments, such as Microsoft Corporation, Lucent Technologies Inc. and Nortel Networks Corporation. We believe that this combination of diverse technical and communications expertise contributes to the highly integrated functionality of our software products and provides us with a significant competitive advantage.

    Currently, we are both a Microsoft Certified Developer as well as a Microsoft Certified Solutions Provider. These designations give us early access to Microsoft technology, allowing us to develop products more quickly and make them interoperate more effectively with Microsoft products.

    Research and development expenses were approximately $4.1 million in 1998, $7.0 million in 1999 and $10.8 million in 2000. Our research and development staff has grown from 27 employees as of December 31, 1997 to 49 employees as of December 31, 1998, 69 employees as of December 31, 1999 and 117 employees as of December 31, 2000. We believe that investment in research and development is important for us to maintain our position in the industry and, therefore, intend to increase our spending for research and development in the future.

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

    Technical support services.  Our support services staff provides technical support for both our resellers and end-user customers 24 hours a day, seven days a week via phone, fax, e-mail and our Web site. We have support personnel in Indianapolis, San Diego, France, and Australia. We currently plan to open a support center in the Asia/Pacific region. We utilize CIC, integrated with customer relationship management software, to maximize the effectiveness of our support services. Customer support services, along with product upgrades, are included in initial and ongoing maintenance. Initial software license fees generally include one year of maintenance. Generally, to continue using our software after this initial period, our end-user customers must purchase annual ongoing product maintenance.

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

Sales and Marketing

    We distribute our software products primarily through our network of resellers. We also maintain a field sales force to support our resellers, as well as engage in some direct sales efforts. In addition, we engage in a number of marketing activities to support our sales efforts. As of December 31, 2000, we employed 94 people in sales and marketing.

    Resellers.  We have a network of over 140 resellers that distribute our software products in North America, Europe, and the Asia/Pacific region. Our resellers have a presence in more than 30 countries and 30 states. We intend to continue to broaden our geographic and market presence through our reseller coverage in order to enhance our market share position.

    OEM partners.  We have six OEM partners who currently plan to incorporate or market portions of our software solutions in conjunction with their technology. These OEM partners currently plan to target both call (contact) center and enterprise prospects.

    Sales force.  To help our resellers and OEM partners be as productive as possible, we have developed a field sales force that manages, supports and assists in the development of our reseller network and reseller and OEM opportunities. Our North American field sales force also makes direct sales to end-user customers. In North America, our field sales force is located in Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Minnesota, Missouri, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Texas, Virginia, Washington and Wisconsin. Internationally, our field sales force is located in Australia, Belgium, France, Germany, Japan, Korea, Malaysia, the Netherlands, Sweden and the United Kingdom.

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

Customers

    We license our products to more than 700 end-user customers in North America, Europe, the Asia/Pacific region, Central and South America, and South Africa, including:

Abbott Laboratories	Humana Emphasys
Aether Systems, Inc.	Jardine Chase (Hong Kong)
American Family Insurance	Kemper Insurance Companies
Ameritech Corporation	Leo Burnett Advertising Agency
Blue Cross Blue Shield of Rochester	Los Alamos National Laboratory
BMW Financial Services Italia (Italy)	Marathon Ashland Petroleum LLC
Boeing	Mark Facey & Co.
Bridgestone/Firestone	Minnesota Life Insurance Company
Carlson Travel Group, Inc.	Net2Phone, Inc.
Ceridian Corporation	Robert Half International
Consolidated Paper	Sony Music (Australia)
Cray Research	Student Loan Finance
Dongbu Fire & Marine Insurance (Korea)	US Robotics
E.piphany	Volvo Commercial Finance
First Internet Bank of Indiana	Zyan Communications, Inc.

No end-user customer or reseller accounted for 10% or more of our revenues in 2000, 1999 or 1998.

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

    These competitors include Apropos Technology, Inc., Aspect Communications Corporation, Avaya Inc. (which acquired Quintus Corporation), CELLIT, Inc., Cisco Systems, Inc. (which acquired Active Voice Corporation and Webline Communications Corporation), Davox Corporation, eGain Communications Corporation, eShare Communications, Inc. (formerly eShare Technology, Inc. and Melita International Corporation), Genesys Telecommunications Laboratories, Inc. (acquired by Alcatel), Kana Communications, Inc., Lucent Technologies Inc., Nortel Networks Corporation, Rockwell International Corporation and Siemens Nixdorf Informations Systems AG/FI. We also compete with new or recent entrants to the marketplace.

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

    We currently do not hold any patents. However, we have filed numerous patent applications relating to technology embodied in our software products. We hold the registered trademarks for Interactive Intelligence®, Enterprise Interaction Center®, Interaction Client®, Interaction Designer®, Interaction Administrator®, Interaction Recorder®, and the Spirograph logo in the U.S. and have trademark applications pending in the U.S. for the following marks: Interaction Dialer, Interaction Director, Interaction Web, Multimedia Queuing, E-FAQ, I3 Customer Interaction Center, Interactive Intelligence Customer Interaction Center, Interaction Center Platform, Interaction FAQ, Mobilité, Service Interaction Center, Wireless Interaction Center, and Wireless Interaction Client.

    In addition, we have trademark applications pending in several foreign countries for the marks Interactive Intelligence and Enterprise Interaction Center®. All other trademarks and trade names referred to in this prospectus are the property of their owners.

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

Employees

    As of December 31, 2000, we had 350 employees worldwide, including 117 in research and development, 100 in client services, 94 in sales and marketing and 39 in administration. Our future performance depends in significant part upon the continued service of our key sales and marketing, technical and senior management personnel and our continuing ability to attract and retain highly qualified personnel. Competition for these personnel is intense and we cannot assure you that we will be successful in attracting or retaining these personnel in the future.

    We believe that we have a unique corporate culture that attracts highly qualified and motivated employees. We emphasize teamwork, flexible work arrangements, local decision making and open communications. Every employee has been granted stock options. None of our employees is represented by a labor union and, except for 20 employees working in France who are required by French law to be subject to a collective bargaining agreement, none of our employees is subject to a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be excellent.

Item 2. Properties.

    We lease approximately 45,000 square feet of office space in our headquarters building in Indianapolis, Indiana. As of December 31, 2000, the lease required payments of approximately $2.8 million over the remaining term of the lease, which expires on February 29, 2004. We also lease approximately 49,000 square feet in other office buildings in Indianapolis, Indiana, for use mainly by our services organization. The leases under which we lease these office spaces expire on December 31, 2001 and March 1, 2004.

    We lease space for our research and development facility in Deerfield Beach, Florida, which consists of approximately 11,000 square feet. The lease for that facility ends on December 31, 2005. We also lease space for our various sales, services and development offices located throughout the United States and in many of the international markets that we serve. The majority of these leases are short-term leases.

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

Item 4. Submission of Matters to a Vote of Security Holders.

    None.

Executive Officers of the Registrant

    The following table sets forth information about our executive officers and significant employees:

Name	Age	Position
Donald E. Brown, M.D.	45	Chairman of the Board, President and Chief Executive Officer
John R. Gibbs	50	Executive Vice President of Administration and Corporate Development, Treasurer and Director
Michael J. Tavlin	54	Senior Vice President, Chief Financial Officer and Corporate Secretary
Jeremiah J. Fleming	43	Vice President of Sales, The Americas
Michael E. Ford	48	Vice President of Operations, Europe, Middle East and Africa
Douglas T. Shinsato	51	Vice President of Operations, Asia/Pacific
Keith A. Midkiff	38	Vice President of Finance and Controller
Pamela Jo Hynes (1)	39	Vice President of North American Client Services
Joseph M. Adams (1)	45	Vice President of Market Development
Michael D. Gagle, Ph.D. (1)	50	Chief Scientist

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

    Michael J. Tavlin has served as Chief Financial Officer since joining Interactive Intelligence in June 1999, as Corporate Secretary since November 1999, and as Senior Vice President and Chief Financial Officer since May 2000. From June 1986 to June 1999, Mr. Tavlin served as Vice President-Treasurer and Secretary of Aliant Communications Inc., a regional telecommunications company, which was acquired by ALLTEL Corporation in June 1999. From January 1979 until June 1986, Mr. Tavlin served as a Senior Tax Manager with Coopers & Lybrand, which is now known as PricewaterhouseCoopers, and Touche Ross &

Co., which is now known as Deloitte & Touche. Prior to that time, Mr. Tavlin was engaged in the practice of law. Mr. Tavlin holds a B.A. degree in education from Oklahoma City University, a J.D. degree from the University of Nebraska College of Law, and a LL.M. in Taxation degree from the Washington University Law School in St. Louis, Missouri.

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

    Joseph M. Adams has served as Vice President, Market Development since September 2000. From December 1996 until September 2000, Mr. Adams served as Vice President of Market Communications. In 1988, Mr. Adams co-founded Software Artistry with Dr. Brown. From 1988 to November 1995, Mr. Adams served in a number of senior roles at Software Artistry, including Vice President of Market Communications. From November 1995 to December 1996, Mr. Adams was retired. He also previously served as a director at Software Artistry and three separate Indianapolis based charities. Mr. Adams holds a B.S. degree in business economics from Indiana University.

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

    (Pursuant to General Instruction G(3) of Form 10-K, the foregoing information regarding executive officers and significant employees is included as a separate Item in Part I of this Annual Report on Form 10-K in lieu of being included in our Proxy Statement for our 2001 Annual Meeting of Shareholders.)

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

	High	Low
Quarter ended September 30, 1999 (beginning September 23, 1999)	$40.000	$18.500
Quarter ended December 31, 1999	$33.875	$20.250
Quarter ended March 31, 2000	$54.500	$22.125
Quarter ended June 30, 2000	$44.125	$19.875
Quarter ended September 30, 2000	$48.938	$30.938
Quarter ended December 31, 2000	$42.000	$20.000

    As of March 15, 2001, we had 126 shareholders of record of our common stock. In addition, we believe we have approximately 4,700 beneficial owners, whose shares of common stock are held in the names of brokers, dealers, and clearing agencies.

    We have never paid cash dividends on our capital stock and do not expect to pay cash dividends in the foreseeable future. In addition, our bank credit agreement currently restricts our ability to pay cash dividends without the bank's consent.

(b)  Sales of Unregistered Securities

    The following information is furnished as to our securities sold during 2000 and 2001 that were not registered under the Securities Act of 1933, as amended.

     (i) On January 25, 2001, we sold 515,517 shares of common stock at a price of $29.00 per share in a private offering to Cisco Systems, Inc. The total gross proceeds from the sale were $14,949,993. The net proceeds from the sale will be used for general corporate purposes. The shares were exempt from the registration requirements of the Securities Act of 1933 (the "Act") under Section 4(2) of the Act.

(c)  Use of Proceeds

    The shares of our common stock issued in the initial public offering were registered on a Registration Statement on Form S-1 (Registration No. 333-79509) which was declared effective on September 22, 1999. From the effective date of such Registration Statement to December 31, 2000, the proceeds generated by our initial public offering have been used as described in our report on Form 10-Q for the quarter ended September 30, 1999 and in addition approximately $13.5 million has been used for working capital.

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

	Year Ended December 31,
	2000	1999	1998	1997	1996
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Software	$28,121	$14,231	$7,662	$1,265	$—
Services	10,475	4,850	1,349	325	—

Total revenues	38,596	19,081	9,011	1,590	—
Costs and expenses:
Costs of software	540	194	59	38	—
Costs of services	10,118	5,728	3,381	1,258	—
Sales and marketing	17,486	10,175	6,623	2,519	157
Research and development	10,835	6,967	4,065	2,118	987
General and administrative	5,158	2,773	1,407	742	192

Total costs and expenses	44,137	25,837	15,535	6,675	1,336

Operating loss	(5,541)	(6,756)	(6,524)	(5,085)	(1,336)
Interest income (expense), net	1,108	(361)	(868)	(361)	(43)

Net loss before income taxes	(4,433)	(7,117)	(7,392)	(5,446)	(1,379)
Income taxes	180	—	—	—	—

Net loss	$(4,613)	$(7,117)	$(7,392)	$(5,446)	$(1,379)

Basic and diluted net loss
per share	$(0.33)	$(0.62)	$(0.84)	$(0.71)	$(0.33)
Shares used in per share
computation	14,171	11,469	8,816	7,642	4,216
	December 31,
	2000	1999	1998	1997	1996
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,999	$2,235	$2,021	$390	$23
Working capital (deficit)	10,497	10,709	1,731	(1,575)	(544)
Total assets	33,651	32,370	8,239	3,141	438
Long-term debt	—	377	9,490	5,872	593
Total shareholders' equity (deficit)	20,805	24,155	(5,154)	(6,217)	(803)

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

Overview

    We commenced operations in October 1994. Through the end of 1996, we focused primarily on research and development activities. EIC was released in March 1997. In 1997 and 1998, we expanded our operations to capitalize on the increased market demand for communications and interaction management software. We decided, at the expense of profitability, to continue investing significantly in research and development, and to accelerate our investments in marketing, services and sales operations. We had no revenue in 1996, and our total revenues were $1.6 million in 1997, $9.0 million in 1998, $19.1 million in 1999 and $38.6 million in 2000.

    We believe our investments in research and development and in marketing, services and sales operations will continue to be critical to our revenue growth. However, these investments have also significantly increased our operating costs and expenses, contributing to the operating and net losses that we have incurred in each fiscal quarter since our formation. We anticipate that our operating costs and expenses will increase substantially for the foreseeable future as we continue to expand our research and development, marketing, services and sales operations. Accordingly, we are likely to continue to experience losses and/or negative cash flows from operations in future quarters. We cannot assure you when or if we will achieve profitability or, if achieved, that we will be able to sustain profitability. Our operating results have varied significantly from quarter to quarter and may continue to do so in the future. As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, and you should not rely on them as an indication of our future performance.

Historical Results of Operations

    The following table sets forth, for the periods indicated, our consolidated financial information expressed as a percentage of total revenues.

	Year ended December 31,
	2000	1999	1998
Revenues:
Software	73%	75%	85%
Services	27	25	15

Total revenues	100	100	100

Costs and expenses:
Costs of software	2	1	1
Costs of services	26	30	38
Sales and marketing	45	53	73
Research and development	28	36	45
General and administrative	14	15	16

Total costs and expenses	115	135	172

Operating loss	(15)	(35)	(72)
Interest income (expense), net	3	(2)	(10)

Loss before income taxes	(12)	(37)	(82)
Income taxes	0	—	—

Net loss	(12)%	(37)%	(82)%

Comparison of Fiscal Years Ended December 31, 2000, 1999, and 1998

Revenues

    Our total revenues increased to $38.6 million in 2000 from $19.1 million in 1999 and $9.0 million in 1998. Non-North American revenues were $9.7 million, $3.6 million, and $1.4 million in 2000, 1999, and 1998, respectively. Our revenues are derived primarily from software license fees and related services, including product maintenance, education services, and professional services. The increase in total revenues resulted primarily from increases in the number of both new and existing software licenses and, to a lesser extent, product maintenance revenues. We do not believe that the percentage increases in revenues achieved in prior periods should be anticipated in future periods. We anticipate that software license fees will continue to represent a majority of our revenues for the foreseeable future.

    Software.  Our software revenues increased to $28.1 million in 2000 from $14.2 million in 1999 and $7.7 million in 1998. The increase in software revenues in 2000 from 1999 resulted from continued market acceptance for our products, increased production from our worldwide reseller channel, increased direct end-user transactions in North America and OEM initiatives. The increase in software revenues in 1999 from 1998 resulted from continued market acceptance for our Interaction Center Platform™ products, initial market acceptance for our other related products, and a growing geographic presence in North America, Europe, and the Asia/Pacific region.

    Services.  Services revenues increased to $10.5 million in 2000 from $4.9 million in 1999 and $1.3 million in 1998. The increase in services revenues in 2000 from 1999 and 1998 was primarily due to an increase in product maintenance revenues, which is related to our growing installed base of end-user customers. We also realized additional education revenues and additional implementation and customization revenues from our recently established professional services organization.

Costs and Expenses

    As a percentage of total revenues, our costs and expenses decreased to 115% in 2000 from 135% in 1999 and 172% in 1998. This decrease resulted primarily from revenues increasing faster than expenses. Our total costs and expenses increased to $44.1 million in 2000 from $25.8 million in 1999 and $15.5 million in 1998, primarily reflecting substantial increases in investments in our research and development, marketing, sales and services efforts over the comparison period.

    Costs of software.  Costs of software consist primarily of product and software royalties paid to third-parties for the use of their technologies in our products and, to a lesser extent, software packaging costs, which includes product media, duplication and documentation. Costs of software increased to $540,000 in 2000 from $194,000 in 1999 and $59,000 in 1998, representing 2% of software revenues in 2000, and 1% of software revenues for both 1999 and 1998. The increase in amount is due to royalties owed as a result of higher software revenues and software packaging costs associated with the releases of our Interaction Center Platform™ products and other related products. We expect product and software royalties to continue to increase as we release additional products, release additional versions of our existing products, and integrate additional third-party functions and features into our product offerings.

    Costs of services.  Costs of services consist primarily of compensation expenses for technical support, education, and professional services personnel and other costs associated with supporting our resellers and end-user customers. Costs of services increased to $10.1 million in 2000 from $5.7 million in 1999 and $3.4 million in 1998. As a percentage of total services revenues, cost of services represented 97%, 118%, and 251% in 2000, 1999 and 1998, respectively. The increase in amount reflects an ongoing effort to maximize our reseller effectiveness and end-user customer satisfaction through the development and expansion of our technical support, education and professional services organizations. We expect that costs of services will increase as we make continued investments to support our end-user customer base and resellers.

    Sales and marketing.  Sales and marketing expenses consist of trade shows, telemarketing campaigns, public relations and other promotional expenses, compensation expenses, including sales commissions, and travel expenses. Sales and marketing increased to $17.5 million in 2000 from $10.2 million in 1999 and $6.6 million in 1998. The increase reflects the expansion of our worldwide sales and marketing organizations, higher sales compensation expenses associated with higher software revenues, and increases in worldwide marketing activities such as marketing communication efforts, trade shows and advertising. We currently plan to continue investing significantly in sales and marketing efforts.

    Research and development.  Research and development expenses consist primarily of compensation expenses for our developers and third party efforts to develop and enhance our products, including adapting our products for specific non-English languages and allowing our products to effectively run with alternative hardware configurations. Research and development expenses increased to $10.8 million in 2000 from $7.0 million in 1999 and $4.1 million in 1998. Currently, all costs related to research and development of our products are charged to research and development expense as incurred. The dollar increases in research and development expenses were due to the hiring of software developers and third party efforts required to enhance our existing products, investigate, design and develop new products, and localize our products into other languages, including French, German, Italian, Japanese, Korean, Portugese, Spanish, and Taiwanese. We believe that a significant investment in research and development has been, and will continue to be, critical to the ongoing market acceptance of our products.

    General and administrative.  General and administrative expenses consist primarily of compensation for our administrative, financial, and information technology personnel, and a number of non-allocable costs, including legal and other professional service fees. General and administrative expenses increased to $5.2 million in 2000 from $2.8 million in 1999 and $1.4 million in 1998. The increases in 2000 from 1999 and 1998 were primarily due to the addition of personnel necessary to support our growing operations and an increased amount of legal and other professional service fees. We believe our general and administrative expenses will continue to increase as we expand our administrative infrastructure and incur additional legal and other professional service fees.

Interest income (expense), net

    Interest income, net was $1.1 million in 2000 and interest expense, net was $361,000 in 1999 and $868,000 in 1998. The change to net interest income in 2000 from net interest expense in 1999 was due to investing the proceeds from our initial public offering in interest-bearing securities after repaying all outstanding debt except for capital lease lines. The decrease in net interest expense from 1999 to 1998 resulted primarily from a reduction in notes payable to our principal shareholder as we used a portion of our initial public offering proceeds in September 1999 to extinguish this debt, and interest income generated from the investment of the remaining proceeds. See Notes 3 and 4 of our notes to consolidated financial statements.

Income taxes

    For income tax accounting purposes, we did not recognize a tax benefit related to U.S. federal or state income taxes during 2000, 1999 or 1998 because of the uncertainty of eventually realizing these benefits. However, we did recognize a tax expense related to our international operations of $180,000 in 2000. No income tax expense related to our international operations was incurred prior to 2000.

Liquidity and Capital Resources

    As of December 31, 2000, we had $2.0 million in cash and cash equivalents, $10.7 million in short-term investments, a working capital balance of $10.5 million, and $1.0 million in long-term investments.

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

    On January 25, 2001, we received an equity investment from Cisco Systems. The investment was not recorded in our 2000 year end financial statements. We sold 515,517 shares of common stock at a price of $29.00 per share, yielding approximately $15.0 million in cash.

    Our operating activities resulted in net cash outflows of $2.9 million in 2000, $2.6 million in 1999, and $7.1 million in 1998. The operating cash outflows for these periods resulted from significant investments in research and development, sales, marketing and services, which led to operating losses in all periods. In 2000, the operating cash outflow increased slightly due to a significant increase in accounts receivable that was offset by increases in accounts payable and depreciation.

    In 2000, our investing activities consisted primarily of selling, net of purchases, $9.4 million of short-term and long-term investments with the remaining proceeds from our initial public offering. We also invested heavily in property and equipment in 2000, 1999, and 1998, including $6.8 million in 2000. These capital expenditures consisted primarily of hardware, software, equipment, and furniture for our growing employee headcount, and our research and development needs including test equipment. At December 31, 2000, we did not have any material commitments for future capital expenditures.

    Prior to the initial public offering, financing activities consisted primarily of the issuance of debt and equity to Dr. Brown, borrowings under commercial lines of credit, and the equity investment by Dialogic Investment Corporation (now owned by Intel Corporation). At December 31, 2000, we had no amounts outstanding on our line of credit and were in compliance with all related financial covenants and restrictions. This line of credit is currently scheduled to expire on April 30, 2001. In addition, we also used a portion of the net proceeds to repay the note payable and accrued interest, totaling $8.0 million, to Dr. Brown.

    We believe that the remaining proceeds from our initial public offering, existing cash and cash equivalents and the equity investment made by Cisco on January 26, 2001, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. After that time, we may require additional funds to support our working capital requirements or for other corporate purposes, and we may seek to raise additional funds through public or private equity or debt financings or from other sources. We cannot assure you that additional financing will be available at all or that, if available, it will be on terms favorable to us or that any additional financing will not dilute your ownership interest in Interactive Intelligence.

Factors that may affect our future operating results are set forth below:

OUR LIMITED OPERATING HISTORY MAKES FINANCIAL FORECASTING DIFFICULT
AND, IN ASSESSING OUR PROSPECTS, YOU SHOULD CONSIDER OUR EARLY STAGE OF
DEVELOPMENT AND PRESENCE IN A NEW AND RAPIDLY EVOLVING INDUSTRY

    Our limited operating history makes it difficult to forecast our future operating results. We commenced operations in October 1994, but did not begin shipping an Interaction Center Platform™-based product until 1997. In 1999, we began shipping Interaction Recorder®, Interaction Dialer™, and e-FAQ™. Accordingly, you should assess our prospects in light of the risks and difficulties frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving industries.

WE HAVE HISTORICALLY INCURRED LOSSES AND WE MAY NOT ACHIEVE PROFITABILITY

    We have not operated profitably to date. We incurred net losses of $4.6 million, $7.1 million, and $7.4 million in 2000, 1999, and 1998, respectively. At December 31, 2000, we had accumulated losses since inception of $26.4 million. We intend to continue to make significant investments in our research and development, marketing, services and sales operations. We anticipate that these expenses could significantly precede any revenues generated by the increased spending. As a result, we are likely to continue to experience losses and negative cash flow from operations in future quarters. If we do become profitable, we may not sustain or increase our profitability.

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

OUR INABILITY TO MANAGE SUCCESSFULLY OUR GROWTH OR OUR INCREASINGLY
COMPLEX THIRD PARTY RELATIONSHIPS COULD ADVERSELY AFFECT US

    If we are not able to manage our growth successfully, we will not grow as planned and our business could be adversely affected. We have grown total revenues to $38.6 million in 2000 from $1.6 million in 1997, and we intend to continue to grow our business operations significantly in the future. Our existing management, operational, financial and human resources and management information systems and controls may be inadequate to support our future operations. In addition, as the complexity of our product technology and our reseller and other third-party relationships have increased, the management of those relationships and the negotiation of contractual terms sufficient to protect our rights and limit our potential liabilities has become more complicated, and we expect this trend to continue in the future. As a result, our inability to successfully manage these relationships or negotiate sufficient contractual terms could have a material adverse effect on us.

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

A DECLINE IN MARKET ACCEPTANCE FOR MICROSOFT CORPORATION TECHNOLOGIES ON WHICH OUR PRODUCTS RELY COULD HAVE A MATERIAL ADVERSE EFFECT ON US

    Our products currently run only on Microsoft Windows NT® and Windows® 2000 servers. In addition, our products use other Microsoft Corporation technologies, including Microsoft Exchange Server® and Microsoft SQL Server®. A decline in market acceptance for Microsoft technologies or the increased acceptance of other server technologies could cause us to incur significant development costs and could have a material adverse effect on our ability to market our current products. Although we believe that Microsoft technologies will continue to be widely used by businesses, we cannot assure you that businesses will adopt these technologies as anticipated or will not in the future migrate to other computing technologies that we do not currently support. In addition, our products and technologies must continue to be compatible with new developments in Microsoft technologies.

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

    If the demand for interaction management software of the type we license does not continue to grow as anticipated within each of our three targeted markets, our ability to grow our business as planned could be materially adversely affected. All of our revenues have been generated from licenses of our Interaction Center Platform™ software or complementary products, and related support, educational and professional services. We expect these products and services to account for the majority of our revenues for the foreseeable future. Although we believe demand for the functions performed by our products is high, and demand has grown in recent years, particularly among call centers, the market for our products and services is still emerging. Further, our growth plans require us to successfully attract enterprise and service provider end-user customers.

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

    Dialogic Corporation, a subsidiary of Intel Corporation, and AcuLab plc are our primary suppliers of the voice processing boards that are necessary for the operation of the currently available versions of our products. If these suppliers become unable or unwilling to continue to manufacture and supply these voice processing boards in the volume, price and technical specifications we require, then we would have to adapt our products to a substitute supplier. We may not be able to successfully introduce voice processing boards made by a substitute supplier into the available versions of our products. In addition, introducing a substitute supplier of voice processing boards could result in unforeseen additional product development or customization costs and could also introduce hardware and software operating or compatibility problems. We cannot assure you that these issues will not affect product shipments, will not be costly to correct, will not damage our reputation in the markets in which we operate, or will not have a material adverse affect on our business, financial condition or results of operations.

    In addition, Dialogic Corporation's CT Media™ offers some of the functionality that our Interaction Center Platform™ products provide and consequently could make it easier for competitors or potential competitors to provide products competitive with ours. If CT Media™ were to become an industry standard, our failure to adopt it could disadvantage us in competitive situations. In addition, although neither of our primary suppliers of voice processing boards nor their affiliates currently offer a product that competes with our Interaction Center Platform™ products, they could potentially develop a competitive or superior product.

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

  –
  We cannot ensure that any acquired businesses will achieve anticipated revenues, earnings or cash flow.
  –
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

  –
  Acquisitions could disrupt our ongoing business, distract management, divert resources and make it difficult to maintain our current business standards, controls and procedures.

  –
  We may finance future acquisitions by issuing common stock for some or all of the purchase price. This could dilute the ownership interests of our stockholders. We may also incur additional debt or be required to recognize amortization expense related to goodwill and other intangible assets purchased in future acquisitions.

  –
  We would be competing with other firms, many of which have greater financial and other resources, to acquire attractive companies. We believe this competition will increase, making it more difficult to acquire suitable companies on acceptable terms.

OUR INTERNATIONAL OPERATIONS AND EXPANSION INVOLVE FINANCIAL AND
OPERATIONAL RISKS

    The expansion of our international operations will require significant management attention and financial resources to establish additional foreign operations, hire additional personnel and recruit additional international resellers. Non-North American revenues accounted for 25%, 19%, and 16% of our total revenues in 2000, 1999, and 1998, respectively. To date, our products have been licensed outside North America primarily in Western Europe, South Africa, and Australia. We are also expanding our marketing efforts in Japan, Korea, China and Central and South America. We intend to continue to expand our international operations and enter additional international markets. Revenues from international expansion may be inadequate to cover the expenses of international expansion. In addition to foreign currency fluctuation risks described in the next risk factor, other risks inherent in our international business activities, in the countries in which we have licensed our products to date and in those countries in which we intend to expand, generally could include the following:

  –
  economic and political instability;

  –
  unexpected changes in foreign regulatory requirements and laws;

  –
  tariffs and other trade barriers;
  –
  timing, cost and potential difficulty of adapting our software products to the local language in those foreign countries that do not use the alphabet that English uses, such as Japan, Korea and China;

  –
  lack of acceptance of our products in foreign countries;

  –
  longer sales cycles and accounts receivable payment cycles;

  –
  potentially adverse tax consequences; and
  –
  restrictions on the repatriation of funds.

FLUCTUATIONS IN THE VALUE OF FOREIGN CURRENCIES COULD RESULT IN LOSSES

    Our international revenues are generally denominated in U.S. Dollars, but our international expenses are generally denominated in local foreign currencies. Although foreign currency translation gains and losses have been immaterial to date, fluctuations in exchange rates between the U.S. Dollar and other currencies could have a material adverse effect on our business, financial condition or results of operations, and particularly on our operating margins. To date, we have minimally sought to hedge the risks associated with fluctuations in exchange rates, but we may more actively undertake to do so in the future. Any hedging techniques we implement may not be successful. Exchange rate fluctuations could also make our products more expensive than competitive products not subject to these fluctuations, which could adversely affect our revenues and profitability in international markets.

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

    Because our solution currently consists of our software running on a Windows NT® or Windows® 2000 server and voice processing boards, it is inherently more prone to performance interruptions for our end-user customers than traditional non-software based products. Performance interruptions at our end-user customer sites, most of which currently do not have back-up systems, could affect demand for our products or give rise to claims against us.

WE MAY NOT BE ABLE TO OBTAIN ADEQUATE FINANCING TO IMPLEMENT OUR GROWTH STRATEGY

    Successful implementation of our growth strategy may require continued access to capital. If we do not generate sufficient cash from operations, our growth could be limited unless we are able to obtain capital through additional debt or equity financings. We cannot assure you that debt or equity financings will be available as required for acquisitions or other needs. Even if financing is available, it may not be on terms that are favorable to us or sufficient for our needs. If we are unable to obtain sufficient financing, we may be unable to fully implement our growth strategy.

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

  •
  the availability for future sale, or sales, of a substantial number of shares of our common stock in the public market; and

  •
  general market or economic conditions.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Auditors

The Board of Directors
Interactive Intelligence, Inc.

    We have audited the accompanying consolidated balance sheets of Interactive Intelligence, Inc. as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interactive Intelligence, Inc. at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                        /s/ ERNST & YOUNG LLP

Indianapolis, IN
January 19, 2001

Interactive Intelligence, Inc.

Consolidated Balance Sheets

As of December 31, 2000 and 1999

(in thousands, except share amounts)

	December 31,
	2000	1999
Assets
Current assets:
Cash and cash equivalents	$1,999	$2,235
Short-term investments	10,710	12,141
Accounts receivable, net of allowance for doubtful accounts accounts of $631 in 2000 and $437 in 1999	9,478	3,578
Prepaid expenses	970	513
Other current assets	186	80

Total current assets	23,343	18,547
Property and equipment, net	8,389	4,472
Long-term investments	1,012	8,989
Other assets, net	907	362

Total assets	$33,651	$32,370

Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$3,920	$1,806
Accrued compensation and related expenses	1,128	484
Deferred revenue	7,421	4,988
Current portion of capital lease obligations	377	560

Total current liabilities	12,846	7,838
Capital lease obligations, net of current portion	—	377
Shareholders' equity:
Preferred stock, no par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 authorized; 14,343,907 issued and outstanding at December 31, 2000, 13,831,486 issued and outstanding at December 31, 1999	143	138
Additional paid-in capital	46,995	45,775
Accumulated other comprehensive income	38	—
Accumulated deficit	(26,371)	(21,758)

Total shareholders' equity	20,805	24,155

Total liabilities and shareholders' equity	$33,651	$32,370

See accompanying notes.

Interactive Intelligence, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2000, 1999, and 1998

(in thousands, except per share amounts)

	Year Ended December 31,
	2000	1999	1998
Revenues:
Software	$28,121	$14,231	$7,662
Services	10,475	4,850	1,349

Total revenues	38,596	19,081	9,011

Costs and expenses:
Costs of software	540	194	59
Costs of services	10,118	5,728	3,381
Sales and marketing	17,486	10,175	6,623
Research and development	10,835	6,967	4,065
General and administrative	5,158	2,773	1,407

Total costs and expenses	44,137	25,837	15,535

Operating loss	(5,541)	(6,756)	(6,524)
Interest income (expense), net	1,108	(361)	(868)

Loss before income taxes	(4,433)	(7,117)	(7,392)
Income taxes	180	—	—

Net loss	$(4,613)	$(7,117)	$(7,392)

Net loss per share:
Basic and diluted	$(0.33)	$(0.62)	$(0.84)

Shares used to compute net loss per share:
Basic and diluted	14,171	11,469	8,816

See accompanying notes.

Interactive Intelligence, Inc.

Consolidated Statements of Shareholders' Equity (Deficit)

For the Years Ended December 31, 2000, 1999, and 1998

(in thousands)

	Common Stock			Accumulated Other Comprehensive Income
			Additional Paid-in Capital		Accumulated Deficit
	Shares	Amount				Total
Balances, January 1, 1998	7,742	$77	$955	$—	$(7,249)	$(6,217)
Conversion of shareholder debt to equity	1,000	10	2,990	—	—	3,000
Issuances of common stock	711	7	5,326	—	—	5,333
Repurchase of common stock	(3)	—	(12)	—	—	(12)
Exercise of stock options	626	7	127	—	—	134
Net loss	—	—	—	—	(7,392)	(7,392)

Balances, December 31, 1998	10,076	101	9,386	—	(14,641)	(5,154)
Conversion of shareholder obligations to equity	130	1	1,083	—	—	1,084
Issuances of common stock	3,014	30	35,042	—	—	35,072
Repurchase of common stock	(7)	—	(74)	—	—	(74)
Exercise of stock options	618	6	276	—	—	282
Amortization of deferred stock based compensation	—	—	62	—	—	62
Net loss	—	—	—	—	(7,117)	(7,117)

Balances, December 31, 1999	13,831	138	45,775	—	(21,758)	24,155
Issuances of common stock	10	—	317	—	—	317
Exercise of stock options	503	5	818	—	—	823
Amortization of deferred stock based compensation	—	—	85	—	—	85
Unrealized gain on investments	—	—	—	38	—	38
Net loss	—	—	—	—	(4,613)	(4,613)

Balances, December 31, 2000	14,344	$143	$46,995	$38	$(26,371)	$20,805

See accompanying notes.

Interactive Intelligence, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2000, 1999, and 1998

(in thousands)

	Year Ended December 31,
	2000	1999	1998
Operating activities
Net loss	$(4,613)	$(7,117)	$(7,392)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	2,871	1,639	774
Amortization of deferred stock based compensation	85	62	—
Changes in operating assets and liabilities:
Accounts receivable, net	(5,900)	(309)	(1,916)
Prepaid expenses	(457)	(244)	(121)
Other current assets	(106)	(5)	(55)
Accounts payable and accrued liabilities	2,114	209	812
Accrued compensation and related expenses	644	219	108
Deferred revenue	2,433	3,488	597
Accounts payable and deferred compensation—shareholder	—	(584)	97

Net cash used by operating activities	(2,929)	(2,642)	(7,096)
Investing activities
Purchases of property and equipment, net	(6,788)	(3,671)	(697)
Purchases of available-for-sale securities	(2,461)	(26,428)	—
Sales of available-for-sale securities	11,907	5,298	—
Change in other assets	(545)	(197)	(132)

Net cash provided (used) by investing activities	2,113	(24,998)	(829)
Financing activities
Borrowings under lines of credit	—	2,762	—
Repayment of lines of credit	—	(2,762)	(1,500)
Principal payments on capital lease obligations	(560)	(541)	(284)
Borrowings under notes payable and accrued interest—shareholder	—	1,084	5,885
Repayments under notes payable and accrued interest—shareholder	—	(7,969)	—
Proceeds from issuances of common stock	317	35,072	5,333
Repurchases of common stock	—	(74)	(12)
Proceeds from stock options exercised	823	282	134

Net cash provided by financing activities	580	27,854	9,556

Net increase (decrease) in cash and cash equivalents	(236)	214	1,631
Cash and cash equivalents, beginning of year	2,235	2,021	390

Cash and cash equivalents, end of year	$1,999	$2,235	$2,021

See accompanying notes.

Interactive Intelligence, Inc.

Notes to Consolidated Financial Statements

December 31, 2000, 1999, and 1998

1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

The Company

    Interactive Intelligence, Inc. ("I3" or the "Company") is a leading provider of software that manages a broad range of customer interactions including traditional telephone calls and faxes as well as Internet-based interactions such as e-mail, text chat, Web callback requests, and voice over Net calls. The Company's products provide a complete communications solution including PBX (private branch exchange), ACD (automated call distributor), IVR (interactive voice response), unified messaging, and Internet functionality. The Company currently derives substantially all of its revenues from licenses of its Interaction Center Platform™ products and related services.

    Principal operations of the Company commenced during 1997. In 1998, the Company established a wholly-owned subsidiary in France and a branch office in Japan. In 1999, the Company established branch offices in Korea, the United Kingdom, and the Netherlands. In 2000, the Company established a wholly-owned subsidiary in Australia. The Company's products are marketed in North America, Central America, South America, Europe, the Asia/Pacific region, Australia, and South Africa.

Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant intercompany accounts and transactions.

Revenue Recognition

    The Company generates software revenues from licensing the right to use its software products and also generates service revenues primarily from ongoing maintenance (post-contract technical support and product upgrades), educational services, and professional services.

    Revenue from software license agreements is recognized on shipment of the software if:

  •
  persuasive evidence of an arrangement exists;
  •
  sufficient vendor-specific objective evidence exists to support allocating the total fee to all elements of the arrangement;
  •
  the fee is fixed or determinable; and
  •
  collection is probable.

    Shipment is further defined in certain contracts as delivery of the product master or first copy for non-cancelable product licensing arrangements under which the recipient has certain software distribution rights. For these licensing arrangements, software revenues are generally recognized on placement of a binding order, as delivery has previously occurred through possession of a product master and the Company has no further delivery obligations. Revenue from ongoing end-user customer maintenance is recognized ratably over the post-contract support term, which is typically twelve months. Revenue from educational services and professional services is recognized when the services are performed.

Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Despite management's best effort to establish good faith estimates and assumptions, actual results could differ from these estimates.

Cash and Cash Equivalents

    The Company considers all highly liquid investments with a maturity of three months or less from date of purchase to be cash equivalents. Cash and cash equivalents consist primarily of cash on deposit with banks and high quality money market instruments.

Investments

    The Company's investments, which consist primarily of taxable and tax-exempt corporate and government debt securities, are classified as available-for-sale and stated at fair value. Such investments are recorded at fair value and unrealized gains and losses are recorded as a separate component of equity until realized. Interest income is recorded using an effective interest rate, with associated premium or discount amortized to interest income. Realized gains and losses and declines in value of securities judged to be other than temporary are included in interest income. Interest and dividends on all securities are included in interest income. The cost of securities sold is based on the specific identification method. Investments are summarized as follows at December 31 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2000:
Short-term Investments
Corporate Notes	$4,054	$1	$—	$4,055
Government Notes	5,152	32	—	5,184
Other Asset Backed Securities	1,471	1	(1)	1,471

Total Short-term Investments	$10,677	$34	$(1)	$10,710

Long-term Investments
Other Asset Backed Securities	$1,007	$5	$—	$1,012

Total Long-term Investments	$1,007	$5	$—	$1,012

December 31, 1999:
Short-term Investments
Corporate Notes	$7,080	$—	$—	$7,080
Government Notes	1,426	—	—	1,426
Other Asset Backed Securities	3,635	—	—	3,635

Total Short-term Investments	$12,141	$—	$—	$12,141

Long-term Investments
Corporate Notes	$2,019	$—	$—	$2,019
Government Notes	4,990	—	—	4,990
Other Asset Backed Securities	1,980	—	—	1,980

Total Long-term Investments	$8,989	$—	$—	$8,989

    The Company also owns a 19% interest in Interactive Portal, Inc., an application service provider. This investment is accounted for under the cost method.

    Interest income was approximately $1,173,000 in 2000, $321,000 in 1999, and $18,000 in 1998.

Financial Instruments

    The fair value of financial instruments, including cash and cash equivalents and accounts receivable approximate the carrying values.

Property and Equipment

    Property and equipment are stated at cost. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the related lease or the estimated useful life. Depreciation, which includes amortization on capital leases, is calculated using the straight-line method over the estimated useful lives of the assets.

Impairment of Long-Lived Assets

    The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. The Company does not have any long-lived assets it considers to be impaired.

Research and Development

    Research and development expenditures are generally charged to operations as incurred. Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant. Through December 31, 2000, all research and development costs have been expensed.

Stock Options

    In accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), the Company uses the intrinsic value method to account for stock options, consistent with the existing rules established by Accounting Principles Board No. 25, Accounting for Stock Issued to Employees.

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

Comprehensive Income

    The only items of other comprehensive income (loss) which the Company currently reports are unrealized gains (losses) on marketable securities. Total comprehensive loss for the year ended December 31, 2000 was approximately $4,575,000.

Derivatives

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

2. PROPERTY AND EQUIPMENT

    Property and equipment, including capital leases, are summarized as follows at December 31 (in thousands):

	December 31,
	2000	1999
Computer equipment	$9,429	$4,513
Furniture & fixtures	1,596	924
Office equipment	259	230
Leasehold improvements	932	405
Software	1,376	774
Trade show equipment	256	214

	13,848	7,060
Less accumulated depreciation	5,459	2,588

	$8,389	$4,472

3. BANK LINES OF CREDIT

    The Company currently has an unsecured line of credit with a bank in the amount of $5,000,000 which bears interest at the bank's prime rate (9.5% at December 31, 2000). As of December 31, 2000, the Company had no outstanding balance under the line of credit. This line of credit expires April 30, 2001.

    The Company paid $70,518, $624,988, and $199,433, of interest in 2000, 1999, and 1998, respectively.

4. RELATED PARTY TRANSACTIONS

    At December 31, 1998 the Company had notes payable of $7,056,000 with its primary shareholder. The notes payable were due on December 31, 2001. Interest was accrued on the notes payable at a rate of 10% per annum. Accrued interest totaled $913,367 at December 31, 1998. These notes and related accrued interest were paid with proceeds from the Company's initial public offering in September 1999. Interest expense on the notes payable was $523,882 in 1999 and $685,505 in 1998. The notes payable were subordinated to the outstanding lines of credit.

    On July 31, 1998, the Company converted $3,000,000 of debt owed to its primary shareholder into 1,000,000 shares of Common Stock. On February 12, 1999, the Company converted $1,100,000 of amounts owed to its primary shareholder into 130,079 shares of Common Stock.

4. RELATED PARTY TRANSACTIONS (Continued)

    The Company's primary shareholder is a director and 25% shareholder in a telemarketing company that provides both telemarketing and fulfillment services to the Company. The Company paid approximately $423,000 in 2000, $263,000 in 1999, and $110,000 in 1998 for these services to the telemarketing company.

    The Company holds a 19% interest in Interactive Portal, Inc., an application service provider, which offers a wide variety of subscription based, enhanced communications and application services. The investment as of December 31, 2000 was $475,000. The remaining 81% interest is owned by the majority shareholder of the Company (71%) and a Director of the Company (10%). During November 2000, the Company agreed to provide an additional $475,000 of equity funding to Interactive Portal, Inc. in 2001. In 2000 the Company received a software order from Interactive Portal totaling approximately $40,000, received payment for miscellaneous services totaling approximately $6,000, and paid Interactive Portal approximately $3,000 for various expenses.

    On August 17, 2000 the Company entered into a software development agreement with NoInk Communications Ltd., a wireless communications software company. NoInk Communications Ltd.'s majority shareholder is a Director of the Company and the Company's primary shareholder is a 10% shareholder. In 2000, the Company paid NoInk Communications Ltd. approximately $29,000 for development work and related expenses.

5. SHAREHOLDERS' EQUITY

    On April 16, 1999, the Company authorized an increase in the authorized common stock to 100,000,000 and established a par value of $.01 on the common stock. At the same time, the Company authorized 10,000,000 shares of no par value preferred stock. In addition, on April 16, 1999, the Company adopted the 1999 Stock Option Plan and the Directors' Stock Option Plan. In conjunction with the adoption of these 1999 Stock Option Plans the Company will no longer issue stock options under the 1995 Stock Option Plans.

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

    Common Stock Options  The Company's Stock Option Plans, adopted in 1995 and 1999, authorize the granting of incentive and nonqualified stock options. The Board of Directors has approved up to an aggregate of 3,900,000 shares for issuance under the 1999 Stock Option Plans. The exercise price of the options must not be less than the fair market value of the common stock for incentive options at the date of grant. Options granted to employees under the 1999 Stock Option Plans generally vest over four years. Options generally become exercisable in equal installments on each of the first through the fourth anniversaries of the date of grant. The term of each option is ten years from the date of grant. However, in the case of an option granted to an employee who, at the time the option is granted, owns stock representing more than ten percent of the voting power of all classes of stock of the Company, the term of the option shall be five years from the date of grant. The plans may be terminated by the Board of Directors at anytime. The Board of Directors has also issued 97,500 nonqualified stock options outside of the 1995 and 1999 Stock Option Plans.

    The Company recognized compensation expense of approximately $85,000 and $62,000 in 2000 and 1999, respectively. No compensation expense was recognized in 1998.

    Stock Option Activity is summarized as follows:

	2000		1999		1998
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding, beginning of year	2,236,904	$3.96	2,348,903	$1.25	2,331,683	$0.39
Options granted	622,875	30.64	599,325	11.25	730,500	3.13
Options exercised	(502,451)	1.64	(617,614)	0.46	(626,280)	0.21
Options canceled	(124,512)	19.85	(93,710)	5.72	(87,000)	1.37

Options outstanding, end of year	2,232,816	$11.03	2,236,904	$3.96	2,348,903	$1.25

Option price range at end of year	$0.13 - $50.50		$0.13 - $30.75		$0.13 - $8.33
Options available for grant at year end	2,995,487		3,522,800		908,317
Weighted average fair value of options granted during the year	$26.14		$5.11		$1.16

    The following table summarizes information about the options outstanding at December 31, 2000:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2000	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2000	Weighted Average Exercise Price
$0.13-$0.87	690,655	6.2 years	$0.54	261,325	$0.39
$2.67-$3.00	487,916	7.5 years	$2.86	152,036	$2.95
$8.33-$21.00	486,170	8.5 years	$10.73	106,794	$11.39
$21.75-$38.94	449,450	9.4 years	$27.99	16,014	$25.27
$39.00-$50.50	118,625	9.5 years	$42.61	—	—

    Pro forma information regarding net income is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions for 2000 and 1999, respectively:

  •
  a risk-free interest rate of 5.2% and 6.0%,
  •
  a volatility factor of 98.2% and 74.5%,

  •
  a dividend yield of 0% for both years, and
  •
  a weighted-average expected life of the option of 7.5 years for both years.

    The minimum value pricing model was used for 1998 with the following weighted average assumptions: a risk-free interest rates of 5.0%, a dividend yield of 0%, and a weighted average expected life of the option of 7.5 years. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands):

	2000	1999	1998
Pro forma net loss	$(8,154)	$(7,825)	$(7,730)
Pro forma loss per share	$(0.58)	$(0.68)	$(0.88)

    2000 Employee Stock Purchase Plan  In May 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the "2000 Purchase Plan"). A total of 500,000 shares of common stock has been reserved for issuance under the 2000 Purchase Plan. The 2000 Purchase Plan permits eligible employees to acquire shares of Interactive Intelligence common stock through periodic payroll deductions of up to 20% of their total compensation. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of Interactive Intelligence common stock on the first or last business day of the immediately preceding calendar quarter. An employee may set aside no more than $25,000 to purchase shares annually. The initial offering period commenced on April 1, 2000. A total of 9,970 shares were issued in 2000 under the 2000 Purchase Plan at an average price of $31.80.

6. LEASE AGREEMENTS

    The Company leases its headquarters facilities under non-cancelable operating lease agreements which expire in 2004. In September 1998, the Company entered into a five year lease agreement commencing in March 1999 for 36,797 square feet of office space for its corporate headquarters in Indianapolis, Indiana. In December 1999, the Company amended its original lease agreement to include an additional 8,593 square feet, increasing the total corporate headquarters office space to 45,390 square feet.

    The Company had approximately $1,809,000 of primarily computer equipment at December 31, 2000 and 1999 under a capital lease line. The capital lease line expires in December 2001, is secured by the purchased assets and is also guaranteed by the Company's primary shareholder. The Company acquired approximately $1,320,000 of this equipment in 1998, and did not utilize the lease line in 1999 or 2000.

    Minimum future lease payments under non-cancelable capital and operating leases as of December 31, 2000 are summarized as follows (in thousands):

	Capital Leases	Operating Leases
2001	$394	$1,871
2002	—	1,598
2003	—	1,644
2004	—	529
2005	—	267
Thereafter	—	148

Total minimum lease payments	394	$6,057

Less: amount representing interest	(17)

Present value of lease payments	377
Less: current portion	(377)

Long-term portion	$—

    The Company also rents office space for sales offices under month-to-month leases and leases with terms generally less than one year. Rent expense was approximately $2,085,000, $1,204,000, and $441,000 in 2000, 1999, and 1998, respectively.

7. CONCENTRATION OF CREDIT RISK

    One entity represented 22% and five other entities represented an additional 18% of the accounts receivable balance at December 31, 2000. Six entities represented approximately 27% of the accounts receivable balance at December 31, 1999. No entity accounted for 10% or more of revenues in 2000, 1999 or 1998. The Company evaluates the credit worthiness of its customers on a periodic basis. The Company generally does not require collateral.

    The Company has one primary supplier of voice processing boards that are necessary for the operation of the Company's software product. If the primary supplier becomes unable or unwilling to continue to manufacture and supply these voice processing boards in the volume, price and technical specifications the Company requires, then the Company would have to rely on its single current alternative supplier and/or adapt its products to a substitute supplier.

8. 401(K) RETIREMENT SAVINGS PLAN

    The Company maintains a 401(k) retirement savings plan to provide retirement benefits for substantially all of its North American employees. Participants in the plan may elect to contribute up to 20% of their annual compensation to the plan, limited to the maximum amount allowed by the Internal Revenue Code. The Company, at its discretion, may make annual contributions to the plan. The Company has made no contributions to the plan through December 31, 2000.

9. INCOME TAXES

    Effective November 5, 1998, the Company terminated its S-corporation status for income tax purposes. From that date forward, the taxable income or loss from operations is includable in the federal and state income tax returns of the Company.

    FASB Statement No. 109, Accounting for Income Taxes, requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities. The Company has a net operating loss carryforward of approximately $15 million at December 31, 2000 available to offset future taxable income for federal income tax purposes. The carryforward will expire beginning in 2018. Due to the uncertainty of the realization of the benefits of its favorable tax attributes in the future, the Company has established a valuation allowance against its deferred tax assets as of December 31, 2000 and 1999.

    Significant components of the Company's net deferred taxes at December 31 are as follows (in thousands):

	1999	1998
Deferred tax assets:
Net operating loss	$4,549	$3,042
Other	1,979	1,003

Total deferred tax assets	6,528	4,045
Valuation allowance	(6,528)	(4,045)

Net deferred taxes	$—	$—

    The Company did not record any tax benefit for any of the periods presented due to experiencing operating losses since inception.

    Income taxes presented in the statement of operations consist of current expense related to foreign operations.

10. SEGMENT DISCLOSURES

    Revenues derived from non-North American customers accounted for approximately 25% in 2000, 19% in 1999, and 16% in 1998 of the Company's total revenues.

    The Company attributes its revenues to countries based on the country in which the end-user customer is located. No individual non-North American country accounted for 10% of total revenues in 2000, 1999 or 1998. Approximately 12% of the Company's assets are located in foreign countries, of which approximately 7% are located in France.

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

SELECTED QUARTERLY FINANCIAL DATA (unaudited)

(in thousands, except per share amounts)

	Year Ended December 31, 2000
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenue	$7,040	$8,618	$10,478	$12,460
Operating loss	(1,885)	(1,997)	(1,236)	(423)
Net loss	(1,641)	(1,747)	(996)	(229)
Net loss per share (basic and fully diluted)	$(0.12)	$(0.12)	$(0.07)	$(0.02)
	Year Ended December 31, 1999
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenue	$3,019	$4,289	$5,230	$6,543
Operating loss	(2,034)	(1,770)	(1,770)	(1,182)
Net loss	(2,223)	(1,979)	(1,997)	(918)
Net loss per share (basic and fully diluted)	$(0.21)	$(0.19)	$(0.18)	$(0.07)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

    Not applicable.

Part III

Item 10. Directors and Executive Officers of the Registrant.

    Information with respect to Directors set forth under the caption "Election of Directors" and information with respect to any delinquent filers set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2001, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000, are incorporated herein by reference.

    Information with respect to Executive Officers is set forth under the caption "Executive Officers of the Registrant" at the end of Part I of this report.

Item 11. Executive Compensation.

    Information with respect to remuneration of the Company's officers and Directors set forth under the caption "Executive Compensation" appearing in the Company's definitive Proxy Statement for the Annual

Meeting of Shareholders to be held on May 15, 2001, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

    Information set forth under the captions "Principal Shareholders" and "Security Ownership of Management" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2001, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000, are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

    Information set forth under the caption "Certain Transactions" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2001, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000, is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

1.
Consolidated Financial Statements

    The following information appears in Item 8 of Part II of this Report:

  •
  Report of Independent Auditors
  •
  Consolidated Balance Sheets as of December 31, 2000 and 1999
  •
  Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998
  •
  Consolidated Statements of Changes in Shareholders' Equity (Deficit) for the Years Ended December 31, 2000, 1999, and 1998
  •
  Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998
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

3.
Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2000.

4.
Exhibits

    Documents listed below are being filed as exhibits herewith. Documents identified by parenthetical numbers are being incorporated herein by reference and, pursuant to Rule 12b-32 of the General Rules and Regulations promulgated by the Commission under the Securities Exchange Act of 1934, reference is made to such documents as previously filed as exhibits with the Commission.

Exhibit Number	Document
3.1	(1)	Restated Articles of Incorporation of the Company
3.2	(1)	By-Laws of the Company, as amended to date

10.1	(1)	*1995 Incentive Stock Option Plan, as amended
10.2	(1)	*1995 Nonstatutory Stock Option Incentive Plan
10.3	(3)	*1999 Stock Option and Incentive Plan, as amended February 22, 2000
10.4	(1)	*Outside Directors Stock Option Plan, as amended
10.5	(1)	Subscription Agreement for Shares of Common Stock between the Company and Dialogic Investment Corporation
10.6	(1)	Strategic Relationship Agreement between the Company and Dialogic Corporation
10.7	(1)	Support Services Agreement between the Company and Dialogic Corporation
10.8	(1)	*(i) Consulting and Employment Agreement between the Company and John R. Gibbs, dated January 2, 1995
	(1)	*(ii) Amendment A, dated May 14, 1999, to Consulting and Employment Agreement between the Company and John R. Gibbs, dated January 2, 1995
10.9	(1)	*Employment Agreement between the Company and Michael E. Ford, dated June 30, 1997
10.10	(1)	*Employment Agreement between the Company and Keith A. Midkiff, dated February 10, 1997
10.11	(1)	*Employment Agreement between the Company and Douglas T. Shinsato, dated May 1, 1998
10.12	(1)	*(i) Employment Agreement between the Company and Jeremiah J. Fleming, dated as of March 1, 1997
	(1)	*(ii) Amendment A, dated May 14, 1999, to Employment Agreement between the Company and Jeremiah J. Fleming, dated as of March 1, 1997
10.13	(1)	*Letter of Assignment between the Company and Michael E. Ford, effective August 1, 1998
10.14	(1)	*Stock Option Agreement between the Company and Donald E. Brown, M.D., dated September 22, 1998
10.15	(1)	Variable Rate Commercial Revolving or Draw Note, dated August 27, 1998, made by the Company in favor of People's Bank and Trust Company
10.16	(1)	Variable Rate Commercial Revolving or Draw Note, dated October 1, 1998, made by the Company in favor of People's Bank and Trust Company
10.17
		Business Loan Agreement, dated December 21, 2000, between the Company and KeyBank National Association ("KeyBank"), and Promissory Note made by the Company in favor of Keybank, dated December 21, 2000.
10.18	(1)	Consolidated Subordinated Promissory Note made by the Company in favor of Donald E. Brown, M.D., dated May 1, 1999
10.19	(1)	(i) Office Lease, dated September 16, 1998, between the Company and College Park Plaza Associates, Inc.
	(4)	(ii) Lease Modification Agreement, dated December 8, 1999, between the Company and College Park Plaza Associates, Inc.

10.20	(1)	*(i) Employment Agreement between the Company and Michael J. Tavlin, dated June 1, 1999
	(1)	*(ii) Amendment A, dated June 1, 1999, to Employment Agreement between the Company and Michael J. Tavlin, dated June 1, 1999
10.21	(1)	*Stock Option Agreement between the Company and Jon Anton, D.Sc., dated May 26, 1999
10.22	(1)	*Stock Option Agreement between the Company and Michael P. Cullinane, dated May 26, 1999
10.23	(1)	Form of Indemnity Agreement between the Company and each of its directors and executive officers
10.24	(2)	Variable Rate Commercial Revolving or Draw Note, dated October 31, 1999, made by the Company in favor of People's Bank and Trust Company
10.25	(2)	Variable Rate Commercial Revolving or Draw Note, dated October 31, 1999, made by the Company in favor of People's Bank and Trust Company
10.26	(5)	Subscription Agreement, dated as of January 12, 2000, between the Company and Interactive Portal, Inc.
10.27	(5)
		*Form of Amendment to Employment Agreement, dated March 15, 2000, between the Company and each of Messrs. John R. Gibbs, Michael E. Ford, Keith A. Midkiff, Douglas T. Shinsato, Jeremiah J. Fleming, and Michael J. Tavlin
10.28	(6)	*Interactive Inteligence, Inc. Employee Stock Purchase Plan
10.29	(7)	*Interactive Intelligence, Inc. 401(k) Savings Plan
10.30		Subscription Agreement, dated as of November 15, 2000, between the Company and Interactive Portal, Inc.
21		Subsidiaries of the Company
23		Consent of Ernst & Young LLP

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
(3)
The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 is incorporated herein by reference.
(4)
The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 is incorporated herein by reference.
(5)
The copy of this exhibit filed as the same exhibit number to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 is incorporated herein by reference.
(6)
The copy of this exhibit filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-33734) is incorporated herein by reference.
(7)
The copy of this exhibit filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-33772) is incorporated herein by reference.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Interactive Intelligence, Inc. (Registrant)
Date: March 30, 2001	By	/s/ MICHAEL J. TAVLIN Michael J. Tavlin Senior Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE
/s/ DONALD E. BROWN, M.D. Donald E. Brown, M.D.	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2001
/s/ JOHN R. GIBBS John R. Gibbs	Executive Vice President of Administration and Corporate Development and Director	March 30, 2001
/s/ MICHAEL J. TAVLIN Michael J. Tavlin	Senior Vice President Chief Financial Officer and Secretary (Principal Financial Officer)	March 30, 2001
/s/ KEITH A. MIDKIFF Keith A. Midkiff	Vice President of Finance and Controller (Principal Accounting Officer)	March 30, 2001
/s/ JON ANTON, D.SC. Jon Anton, D.Sc.	Director	March 30, 2001
/s/ ROBERT A. COMPTON Robert A. Compton	Director	March 30, 2001
/s/ MICHAEL P. CULLINANE Michael P. Cullinane	Director	March 30, 2001

Schedule II—Valuation and Qualifying Accounts
Interactive Intelligence, Inc. and Subsidiaries

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts—Describe	Deductions— Describe		Balance at End of Period
Year ended December 31, 1998
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$148,000	188,000	—	64,000	(1)	$272,000
Year ended December 31, 1999
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$272,000	192,000	—	27,000	(1)	$437,000
Year ended December 31, 2000
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$437,000	383,000	—	189,000	(1)	$631,000

(1)
Uncollectible accounts written off, net of recoveries.

QuickLinks

TABLE OF CONTENTS
PART I.
Item 1. Business.
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
PART II.
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
Item 6. Selected Financial Data.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 7a. Quantitative and Qualitative Disclosures about Market Risk.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Part III
Item 10. Directors and Executive Officers of the Registrant.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
Item 13. Certain Relationships and Related Transactions.
PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES
Schedule II—Valuation and Qualifying Accounts Interactive Intelligence, Inc. and Subsidiaries