Form 10-Q
period 2001-03-31
INTERACTIVE INTELLIGENCE INC
filed 2001-05-11
CIK 1083318

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

(317) 872-3000
(Registrant's telephone number)

    Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of common stock outstanding on April 30, 2001 was 15,026,767.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements and Footnotes.

Interactive Intelligence, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	March 31, 2001	December 31, 2000
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,665	$1,999
Short-term investments	18,070	10,710
Accounts receivable, net of allowance for doubtful accounts of $712 in 2001 and $631 in 2000	8,824	9,478
Prepaid expenses	1,215	970
Other current assets	271	186

Total current assets	38,045	23,343
Property and equipment, net	8,737	8,389
Long-term investments	2,076	1,012
Other assets, net	1,072	907

Total assets	$49,930	$33,651

Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$3,500	$3,920
Accrued compensation and related expenses	1,163	1,128
Deferred revenue	10,765	7,421
Current portion of capital lease obligations	212	377

Total current liabilities	15,640	12,846
Capital lease obligations, net of current portion	—	—
Shareholders' equity:
Preferred stock, no par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 authorized; 15,004,588 issued and outstanding at March 31, 2001, 14,343,907 issued and outstanding at December 31, 2000	150	143
Additional paid-in capital	62,164	46,995
Accumulated other comprehensive income	37	38
Accumulated deficit	(28,061)	(26,371)

Total shareholders' equity	34,290	20,805

Total liabilities and shareholders' equity	$49,930	$33,651

See accompanying notes.

Interactive Intelligence, Inc .
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three months ended March 31,
	2001	2000
Revenues:
Software	$8,912	$4,946
Services	3,760	2,094

Total revenues	12,672	7,040
Costs and expenses:
Costs of software	149	63
Costs of services	3,552	1,926
Sales and marketing	5,434	3,522
Research and development	3,882	2,270
General and administrative	1,603	1,144

Total costs and expenses	14,620	8,925

Operating loss	(1,948)	(1,885)
Interest income, net	318	281

Loss before income taxes	(1,630)	(1,604)
Income taxes	60	37

Net loss	$(1,690)	$(1,641)

Net loss per share:
Basic and diluted	$(0.11)	$(0.12)

Shares used to compute net loss per share:
Basic and diluted	14,801	13,932

See accompanying notes.

Interactive Intelligence, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three months ended March 31,
	2001	2000
Operating activities
Net loss	$(1,690)	$(1,641)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	961	367
Amortization of deferred stock-based compensation	19	21
Changes in operating assets and liabilities:
Accounts receivable	654	(1,321)
Prepaid expenses	(245)	36
Other current assets	(85)	1
Accounts payable and accrued liabilities	(420)	457
Accrued compensation and related expenses	35	(181)
Deferred revenue	3,344	745

Net cash provided (used) by operating activities	2,573	(1,516)
Investing activities
Purchases of property and equipment, net	(1,309)	(1,387)
Purchases of available-for-sale investments	(10,116)	(262)
Sales of available-for-sale investments	1,691	2,311
Change in other assets	(165)	(83)

Net cash provided (used) by investing activities	(9,899)	579
Financing activities
Principal payments on capital lease obligations	(165)	(143)
Proceeds from issuances of common stock	14,969	—
Proceeds from stock options exercised	188	185

Net cash provided by financing activities	14,992	42

Net increase (decrease) in cash and cash equivalents	7,666	(895)
Cash and cash equivalents, beginning of period	1,999	2,235

Cash and cash equivalents, end of period	$9,665	$1,340

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

    The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    These financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2000, included in the Company's Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 30, 2001. Our results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

2. Net Loss Per Common Share

    Basic loss per share is calculated based on the weighted-average number of outstanding common shares. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares.

    The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2001	2000
Net Loss:	$(1,690)	$(1,641)

Basic and diluted:
Weighted-average shares used to compute net loss per share:	14,801	13,932

Basic and diluted net loss per common share:	$(0.11)	$(0.12)

    The Company's calculation of diluted net loss per share excludes potential common shares as the effect would be antidilutive. Potential common shares are composed of shares of common stock of the Company issuable on the exercise of stock options. Options to purchase 2,637,441 shares of common stock with exercise prices of $0.13 to $50.50 per share were outstanding as of March 31, 2001 and options to purchase 2,202,935 shares of common stock with exercise prices of $0.13 to $50.50 per share were outstanding as of March 31, 2000.

3. Bank Line of Credit

    The Company currently has an unsecured line of credit with a bank in the amount of $5,000,000 which bears interest at the bank's prime rate (8.0% at March 31, 2001). As of March 31, 2001, the Company had no outstanding balance under the line of credit. This line of credit expires April 29, 2002.

4. Shareholders' Equity

    On January 25, 2001 we received an equity investment from Cisco Systems, Inc. We sold 515,517 shares of common stock at a price of $29.00 per share, yielding approximately $15 million in cash.

5. Contingencies

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

    Certain statements in this Form 10-Q contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can be identified by their use of such verbs as "expects," "anticipates," and "believes" or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, the "Factors Affecting Operating Results" described herein and the Risk Factors described in our Securities and Exchange Commission filings, including the Form 10-K filing for the year ended December 31, 2000.

Overview

    We commenced operations in October 1994. Through the end of 1996, we focused primarily on research and development activities. Our first product was released in March 1997. In 1997 and 1998, we expanded our operations to capitalize on the increased market demand for communications and interaction management software. We decided, at the expense of profitability, to continue investing significantly in research and development, and to accelerate our investments in marketing, services and sales operations. We had no revenue in 1996, and our total revenues were $1.6 million in 1997, $9.0 million in 1998, $19.1 million in 1999, and $38.6 million in 2000.

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

Historical Results of Operations

    The following table presents certain financial data, derived from our unaudited statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results that may be expected for the full year or for any future period.

	Three months ended March 31,
	2001	2000
Revenues:
Software	70%	70%
Services	30	30

Total revenues	100	100

Costs and expenses:
Costs of software	1	1
Costs of services	28	27
Sales and marketing	43	50
Research and development	31	32
General and administrative	13	16

Total costs and expenses	116	126

Operating loss	(16)	(26)
Interest income, net	3	4

Loss before income taxes	(13)	(22)
Income taxes	0	1

Net loss	(13)%	(23)%

Revenues

    Our total revenues increased 80% from $7.0 million for the three months ended March 31, 2000 to $12.7 million for the three months ended March 31, 2001. Non-North American revenues grew from $2.0 million for the three months ended March 31, 2000 to $3.7 million for the three months ended March 31, 2001. Our revenues are derived primarily from license fees and charges for services, including product maintenance, education services, and professional services. The increase in total revenues resulted primarily from increases in the number of both new and existing software licenses and, to a lesser extent, product maintenance revenues. We believe that the percentage increases in revenues achieved in prior periods should not be anticipated in future periods. We anticipate that software revenues will continue to represent the majority of our revenues for the foreseeable future.

    Software.  Our software revenues increased 80% from $4.9 million for the three months ended March 31, 2000, to $8.9 million for the three months ended March 31, 2001. The increase in software revenues resulted from continued market acceptance for our products, increased production from our worldwide reseller channel, increased direct end-user transactions in North America and OEM initiatives.

    Services.  Services revenues increased 80% from $2.1 million for the three months ended March 31, 2000, to $3.8 million for the three months ended March 31, 2001. The increase in services revenues was primarily due to an increase in product maintenance revenues, which is related to our growing installed base of end-user customers. We also realized increased education revenues and additional implementation and customization revenues from our professional services organization.

Cost and Expenses

    Our total costs and expenses increased 64% from $8.9 million for the three months ended March 31, 2000 to $14.6 million for the three months ended March 31, 2001. The increase in amount was primarily due to increases in investments in our research and development, marketing, and sales and services efforts.

    Costs of Software.  Costs of software consist primarily of product royalties paid to third-parties for the use of their technologies in our products and, to a lesser extent, software packaging costs, which include product media, duplication and documentation. Costs of software increased from $63,000 for the three months ended March 31, 2000 to $149,000 for the three months ended March 31, 2001. This represents approximately 1% of software revenues in both periods. The dollar increase was due to royalties owed as a result of higher software revenues and software packaging costs associated with the releases of our Interaction Center Platform™ products and other related products. We expect product royalties to continue to increase as we release additional products, release additional versions of our existing products, and integrate additional third-party software functions and features into our product offerings.

    Costs of Services.  Costs of services consist primarily of compensation expenses for technical support, education, and professional services personnel and other costs associated with supporting our resellers and end-user customers. Costs of services increased from $1.9 million for the three months ended March 31, 2000, to $3.6 million for the three months ended March 31, 2001. As a percentage of services revenues, cost of services represented 92% and 95% for the three months ended March 31, 2000 and 2001, respectively. The increase in amount was due to an ongoing effort to maximize our reseller effectiveness and end-user customer satisfaction through the development and expansion of our technical support, education, and professional services organizations. We expect that costs of services will increase as we make continued investments to support our end-user customer base and resellers.

    Sales and Marketing.  Sales and marketing expenses consist of trade shows, advertising, telemarketing campaigns, public relations and other promotional expenses, compensation expenses, including sales commissions, and travel expenses. Sales and marketing expenses increased from

$3.5 million for the three months ended March 31, 2000, to $5.4 million for the three months ended March 31, 2001. The increase reflects the expansion of our worldwide sales and marketing organizations, higher sales compensation expenses associated with higher software revenues, and increases in worldwide marketing activities such as marketing communication efforts, trade shows and advertising. We currently plan to continue investing significantly in sales and marketing efforts.

    Research and Development.  Research and development expenses consist primarily of compensation expenses for our developers and third party efforts to develop and enhance our products, including adapting our products for specific non-English languages and allowing our products to effectively run with alternative hardware configurations. Research and development expenses increased from $2.3 million for the three months ended March 31, 2000, to $3.9 million for the three months ended March 31, 2001. Currently, all costs related to research and development of our products are charged to research and development expense as incurred. The dollar increases in research and development expenses were due to the hiring of software developers and third party efforts required to enhance our existing products, investigate, design and develop new products, and localize our products into other languages, including French, German, Italian, Japanese, Korean, Portuguese, Spanish, and Taiwanese. We believe that a significant investment in research and development has been, and will continue to be, critical to market acceptance of our products.

    General and Administrative.  General and administrative expenses consist primarily of compensation for our administrative, financial, and information technology personnel, and a number of non-allocable costs, including legal and other professional service fees. General and administrative expenses increased from $1.1 million for the three months ended March 31, 2000, to $1.6 million for the three months ended March 31, 2001. The increase was primarily due to the addition of administrative personnel necessary to support our growing operations and an increased amount of legal and professional service fees. We believe our general and administrative expenses will continue to increase as we expand our administrative infrastructure and incur legal and other professional service fees.

Interest income, net

    Interest income, net is generated primarily from invested funds from our initial public offering completed in September 1999 and the equity investment made by Cisco Systems, Inc. ("Cisco") on January 25, 2001. Net interest income increased from $281,000 for the three months ended March 31, 2000 to $318,000 for the three months ended March 31, 2001. This increase can be attributed to the interest earned on the funds provided by the equity investment made by Cisco.

Income taxes

    For U.S. corporate income tax purposes, we did not recognize a tax benefit related to U.S. federal or state income taxes during the three months ended March 31, 2000 or March 31, 2001 because of the uncertainty of eventually realizing these benefits. However, we did recognize a tax expense related to our international operations of $37,000 for the three months ended March 31, 2000, and $60,000 for the three months ended March 31, 2001.

Liquidity and Capital Resources

    As of March 31, 2001, we had cash and cash equivalents of $9.7 million, $18.1 million in short term investments, a working capital balance of $22.4 million, and $2.1 million in long-term investments.

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

    On January 25, 2001 we received an equity investment from Cisco Systems, Inc. We sold 515,517 shares of common stock at a price of $29.00 per share, yielding approximately $15.0 million in cash.

    Our operating activities resulted in net cash outflows of $1.5 million for the three month period ended March 31, 2000, and a cash inflows of $2.6 million for the three month period ended March 31, 2001. The net operating cash outflow for the first three months of 2000 was primarily the result of our operating loss and an increase in accounts receivable, partially offset by an increase in deferred revenue and the non-cash depreciation amount. The net operating cash inflows for the first three months of 2001 was primarily the result of an increase in deferred revenue, a decrease in accounts receivable, offset by our operating loss and increases in non-cash depreciation and accounts payable.

    Our investing activities have consisted primarily of capital expenditures for property and equipment and purchases and sales of investments. Our activities resulted in a $579,000 inflow for the three month period ended March 31, 2000 and a $9.9 million outflow for the three month period ended March 31, 2001. The inflow for the first three months of 2000 was primarily attributed to net sales of available-for-sale investments offset by capital expenditures for property and equipment. The outflow for the first three months of 2001 was attributed to net purchases of available-for-sale investments and capital expenditures for property and equipment. At March 31, 2001, we did not have any material commitments for future capital expenditures.

    For the three month period ended March 31, 2000 we generated $42,000 from financing activities primarily from stock option exercises, which was partially offset by scheduled repayments of our capital lease lines. For the three month period ended March 31, 2001, we generated $15 million in net proceeds from financing activities which is primarily attributable to the shares issued in connection with the Cisco equity investment. At March 31, 2001, we had no amounts outstanding on our line of credit and were in compliance with all related covenants and restrictions. This line of credit is currently scheduled to expire on April 29, 2002.

    We believe that our existing cash and cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. After that time, we may require additional funds to support our working capital requirements or for other corporate purposes, and we may seek to raise additional funds through public or private equity or debt financings or from other sources. We cannot assure you that additional financing will be available at all or that, if available, it will be on terms favorable to us or that any additional financing will not dilute your ownership interest in Interactive Intelligence.

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

WE HAVE HISTORICALLY INCURRED LOSSES AND WE MAY NOT ACHIEVE PROFITABILITY

    We have not operated profitably to date. In addition to our quarterly loss for the three months ended March 31, 2001, we incurred net losses of $4.6 million, $7.1 million, and $7.4 million in 2000, 1999, and 1998, respectively. At March 31, 2001, we had accumulated losses since inception of $28.1 million. We intend to continue to make significant investments in our research and development, marketing, services and sales operations. We anticipate that these expenses could significantly precede any revenues generated by the increased spending. As a result, we are likely to continue to experience losses and negative cash flow from operations in future quarters. If we do become profitable, we may not sustain or increase our profitability.

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

A DECLINE IN MARKET ACCEPTANCE FOR MICROSOFT CORPORATION TECHNOLOGIES ON WHICH OUR PRODUCTS RELY COULD HAVE A MATERIAL ADVERSE EFFECT ON US

    Our products currently run only on Microsoft Windows NT® servers. In addition, our products use other Microsoft Corporation technologies, including Microsoft Exchange Server® and Microsoft SQL Server®. A decline in market acceptance for Microsoft technologies or the increased acceptance of other server technologies could cause us to incur significant development costs and could have a material adverse effect on our ability to market our current products. Although we believe that Microsoft technologies will continue to be widely used by businesses, we cannot assure you that businesses will adopt these technologies as anticipated or will not in the future migrate to other computing technologies that we do not currently support. In addition, our products and technologies must continue to be compatible with new developments in Microsoft technologies.

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

IF WE ARE UNABLE TO ADAPT OUR SOFTWARE IN A WAY THAT WILL PERMIT US TO SERVE LARGE, SINGLE-SITE END-USER CUSTOMERS, THE MARKETABILITY OF OUR PRODUCTS COULD BE ADVERSELY AFFECTED

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

    We regard our software products as proprietary. In an effort to protect our proprietary rights, we rely primarily on a combination of copyright, trademark and trade secret laws, as well as licensing and other agreements with consultants, suppliers, strategic and OEM partners, resellers and end-user customers, and employee and third-party non-disclosure agreements. These laws and agreements provide only limited protection of our proprietary rights. In addition, we have not signed agreements containing these types of protective provisions in every case, and the contractual provisions that are in place and the protection they provide vary and may not provide us with adequate protection in all circumstances. Although we have filed patent applications directed to several inventions embodied in our software products, we currently hold no patents. We hold seven US trademark registrations and 12 foreign trademark registrations, and have numerous other trademark applications pending worldwide, as well as having common law rights in other trademarks and service marks. We hold one registered copyright. Because our means of protecting our proprietary rights may not be adequate, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization. A third party could also develop similar technology independently. In addition, the laws of some countries in which we sell our products do not protect our software and intellectual property rights to the same extent as the laws of the United States. Unauthorized copying, use or reverse engineering of our products could materially adversely affect our business, results of operations or financial condition.

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

    Our success depends in large part on the continued service of our key personnel, particularly Dr. Donald E. Brown, our Chief Executive Officer and principal stockholder, and Dr. Michael D. Gagle, our Chief Scientist. The loss of the services of either of these individuals or any key personnel could have a material adverse effect on our business, financial condition or results of operations. We do not have key man life insurance on any of our employees. Our future success also depends on our ability to attract, train, assimilate and retain additional qualified personnel. Competition for persons with skills in the software industry is intense, particularly for those with relevant technical and/or sales experience. We cannot assure you that we will be able to retain our key employees or that we can attract, train, assimilate or retain other highly qualified personnel in the future.

WE MAY PURSUE ACQUISITIONS THAT BY THEIR NATURE PRESENT RISKS AND THAT MAY NOT BE SUCCESSFUL

    In the future we may pursue acquisitions to diversify our product offerings and customer base or for other strategic purposes. We have no prior history of making acquisitions and we cannot assure you that any future acquisitions will be successful. The following are some of the risks associated with acquisitions that could have a material adverse effect on our business, financial condition or results of operations:

  •
  We cannot assure that any acquired businesses will achieve anticipated revenues, earnings or cash flow.

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

    Because our solution currently consists of our software running on a Windows NT® server and voice processing boards, it is inherently more prone to performance interruptions for our end-user customers than traditional non-software based products. Performance interruptions at our end-user customer sites, most of which currently do not have back-up systems, could affect demand for our products or give rise to claims against us.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

    See Note 4 of our Notes to the Condensed Consolidated Financial Statements for a description of correspondence received by us from competitors claiming that our products utilize technologies pioneered and patented by them.

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

Use of Proceeds

    The shares of our common stock issued in the initial public offering were registered on a Registration Statement on Form S-1 (Registration No. 333-79509) which was declared effective on September 22, 1999. From the effective date of such Registration Statement to March 31, 2001, the proceeds generated by our initial public offering have been used as described in our report on Form 10-Q for the quarter ended September 30, 1999 and in addition approximately $15.7 million has been used for working capital.

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

    10.30(ii) Amendment to Subscription Agreement, dated as of May 2, 2001, between the Company and Interactive Portal, Inc.

  (b)
  Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter covered by this Form 10-Q.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interactive Intelligence, Inc. (Registrant)
Date: May 11, 2001	By	/s/ MICHAEL J. TAVLIN
Michael J. Tavlin Senior Vice President and Chief Financial Officer and Secretary (Principal Financial Officer and Duly Authorized Officer)

QuickLinks

  PART I. FINANCIAL INFORMATION
  Item 1. Condensed Consolidated Financial Statements and Footnotes.
Interactive Intelligence, Inc. Condensed Consolidated Balance Sheets (in thousands, except share amounts)
Interactive Intelligence, Inc . Condensed Consolidated Statements of Operations (unaudited) (in thousands, except per share amounts)
Interactive Intelligence, Inc. Condensed Consolidated Statements of Cash Flows (unaudited) (in thousands)
Interactive Intelligence, Inc Notes to Condensed Consolidated Financial Statements (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations .
  Item 3. Quantitative and Qualitative Disclosures about Market Risk.
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 2. Changes in Securities and Use of Proceeds.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES