Form 10-Q
period 2001-06-30
INTERACTIVE INTELLIGENCE INC
filed 2001-08-14
CIK 1083318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to____________

Commission File Number 000-27385

INTERACTIVE INTELLIGENCE, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-1933097
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)
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

                           Yes ☒   No ☐

             The number of shares of common stock outstanding on July 31, 2001 was 15,119,009.

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements and Footnotes.

Interactive Intelligence, Inc.

Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	June 30, 2001	December 31, 2000

Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$7,889	$1,999
Short-term investments	16,196	10,710
Accounts receivable, net of allowance for doubtful accounts accounts of $1,022 in 2001 and $631 in 2000	11,181	9,478
Prepaid expenses	1,395	970
Other current assets	470	186

Total current assets	37,131	23,343

Property and equipment, net	9,779	8,389

Long-term investments	1,045	1,012
Other assets, net	1,181	907

Total assets	$49,136	$33,651

Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$3,369	$3,920
Accrued compensation and related expenses	1,889	1,128
Deferred revenue	11,918	7,421
Current portion of capital lease obligations	122	377

Total current liabilities	17,298	12,846

Shareholders' equity:
Preferred stock, no par value; 10,000,000 authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 authorized; 15,062,592 issued and outstanding at June 30, 2001, 14,343,907 issued and outstanding at December 31, 2000	151	143
Additional paid-in capital	62,440	46,995
Accumulated other comprehensive income	9	38
Accumulated deficit	(30,762)	(26,371)

Total shareholders' equity	31,838	20,805

Total liabilities and shareholders' equity	$49,136	$33,651

See accompanying notes.

Interactive Intelligence, Inc.

Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

Revenues:
Software	$8,379	$6,279	$17,291	$11,225
Services	4,337	2,339	8,097	4,433

Total revenues	12,716	8,618	25,388	15,658

Costs and expenses:
Costs of software	154	134	303	197
Costs of services	3,695	2,290	7,247	4,216
Sales and marketing	5,867	4,340	11,301	7,862
Research and development	3,936	2,563	7,818	4,833
General and administrative	2,033	1,288	3,636	2,432

Total costs and expenses	15,685	10,615	30,305	19,540

Operating loss	(2,969)	(1,997)	(4,917)	(3,882)

Interest income (expense), net	349	293	667	574

Loss before income taxes	(2,620)	(1,704)	(4,250)	(3,308)

Income taxes	81	43	141	80

Net loss	$(2,701)	$(1,747)	$(4,391)	$(3,388)

Net loss per share:
Basic and diluted	$(0.18)	$(0.12)	$(0.29)	$(0.24)

Shares used to compute net loss per share:
Basic and diluted	15,039	14,155	14,921	14,043

See accompanying notes.

Interactive Intelligence, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six months ended June 30,

	2001	2000

Operating activities
Net loss	$(4,391)	$(3,388)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,962	1,220
Amortization of deferred stock-based compensation	38	42
Changes in operating assets and liabilities:
Accounts receivable	(1,703)	(1,691)
Prepaid expenses	(425)	(56)
Other current assets	(284)	12
Accounts payable and accrued liabilities	(551)	882
Accrued compensation and related expenses	761	(71)
Deferred revenue	4,497	1,376

Net cash used by operating activities	(96)	(1,674)

Investing activities
Purchases of property and equipment, net	(3,352)	(3,279)
Purchases of available-for-sale investments	(10,225)	(2,190)
Sales of available-for-sale investments	4,677	6,964
Change in other assets	(274)	(183)

Net cash provided (used) by investing activities	(9,174)	1,312

Financing activities
Principal payments on capital lease obligations	(255)	(310)
Proceeds from issuances of common stock	15,147	-
Proceeds from stock options exercised	268	472

Net cash provided by financing activities	15,160	162

Net increase (decrease) in cash and cash equivalents	5,890	(200)

Cash and cash equivalents, beginning of period	1,999	2,235

Cash and cash equivalents, end of period	$7,889	$2,035

See accompanying notes.

Interactive Intelligence, Inc
Notes to  Condensed Consolidated Financial Statements
(Unaudited)

1.          Description of Business and Basis of Presentation

Interactive Intelligence, Inc. (“I3” or the “Company”) is a leading provider of software that manages a broad range of customer interactions including traditional telephone calls and faxes as well as Internet-based interactions such as e-mail, text chat, Web callback requests, and voice over Net calls.  The Company’s products provide a complete communications solution including PBX (private branch exchange), ACD (automated call distributor), IVR (interactive voice response), unified messaging, and Internet functionality.   The Company currently derives substantially all of its revenues from licenses of its Interaction Center Platform™ products and related services.

Principal operations of the Company commenced during 1997.  In 1998, the Company established a wholly-owned subsidiary in France and a branch office in Japan.  In 1999, the Company established branch offices in Korea, the United Kingdom, and the Netherlands.    In 2000, the Company established a wholly-owned subsidiary in Australia.  The Company’s products are marketed in North America, Central America, South America, Europe, the Asia/Pacific region, Australia, and South Africa.

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

These financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2000, included in the Company’s Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 30, 2001.  Our results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

2.          Net Loss Per Common Share

Basic loss per share is calculated based on the weighted-average number of outstanding common shares.  Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Net Loss	$(2,701)	$(1,747)	$(4,391)	$(3,388)

Basic and diluted:
Weighted-average shares to compute net loss per share	15,039	14,155	14,921	14,043

Basic and diluted net loss per common share	$(0.18)	$(0.12)	$(0.29)	$(0.24)

The Company’s calculation of diluted net loss per share excludes potential common shares as the effect would be antidilutive.  Potential common shares are composed of shares of common stock of the Company issuable on the exercise of stock options.  Options to purchase 2,558,774 shares of common stock with exercise prices of $0.13 to $50.50 per share were outstanding as of June 30, 2001 and options to purchase 2,167,639 shares of common stock with exercise prices of $0.13 to $50.50 per share were outstanding as of June 30, 2000.

During the second quarter of 2001, the Company offered a limited non-compulsory exchange of outstanding employee stock options for new options to be granted under the Interactive Intelligence, Inc. 1999 Stock Option and Incentive Plan.  The exchange resulted in the voluntary cancellation of options to purchase approximately 218,000 shares of common stock with varying exercise prices ranging from $12.00 to $49.00 per share.  The new options for those exchanged will be granted at the fair market value of the common stock on November 26, 2001.

3.          Bank Line of Credit

The Company currently has an unsecured line of credit with a bank in the amount of $5,000,000 which bears interest at the bank’s prime rate (6.75% at June 30, 2001).  As of June 30, 2001, the Company had no outstanding balance under the line of credit.  This line of credit expires April 29, 2002.

4.          Shareholders’ Equity

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

             We commenced operations in October 1994. Through the end of 1996, we focused primarily on research and development activities. Our first product was released in March 1997. In 1997 and 1998, we expanded our operations to capitalize on the increased market demand for communications and interaction management software. We decided, at the expense of profitability, to continue investing significantly in research and development, and to accelerate our investments in marketing, services and sales operations. We had no revenue in 1996, and our total revenues were $1.6 million in 1997, $9.0 million in 1998,  $19.1 million in 1999 and $38.6 million in 2000.  Through the six months ended June 30, 2001, our total revenues were $25.4 million.

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

             On July 6, 2001 we commenced a restructuring program to reduce expenses and improve efficiency due to macro-economic and capital spending issues affecting our industry.  This program included a worldwide workforce reduction, possible consolidation of excess facilities, and possible restructuring of certain business agreements, functions, and relationships.  The restructuring program resulted in the reduction of approximately ten percent of the worldwide workforce.  This reduction affected most business functions and geographic regions.  The restructuring is expected to be completed by the end of the third quarter of fiscal 2001.  The financial impact of the restructuring and other special charges will be presented in the third quarter of fiscal 2001.

Historical Results of Operations

             The following table presents certain financial data, derived from our unaudited statements of operations, as a percentage of total revenues for the periods indicated.  The operating results for the three and six months ended June 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for the full year or for any future period.

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

Revenues:
Software	66%	73%	68%	72%
Services	34	27	32	28

Total revenues	100	100	100	100

Costs and expenses:
Costs of software	1	2	1	1
Costs of services	29	26	29	27
Sales and marketing	46	50	44	50
Research and development	31	30	31	31
General and administrative	16	15	14	16

Total costs and expenses	123	123	119	125

Operating loss	(23)	(23)	(19)	(25)
Interest income (expense), net	3	3	3	4

Loss before income taxes	(20)	(20)	(16)	(21)
Income taxes	1	0	1	1

Net loss	(21%)	(20%)	(17%)	(22%)

Revenues

             Our total revenues increased 48% from $8.6 million for the three months ended June 30, 2000 to $12.7 million for the three months ended June 30, 2001.  Total revenues increased 62% from $15.7 million for the six months ended June 30, 2000, to $25.4 million for the six months ended June 30, 2001.  Non-North American revenues grew from  $1.5 million and $3.5 million for the three and six months ended June 30, 2000 respectively, to $2.3 million and $6.0 million for the three and six months ended June 30, 2001, respectively.  Our revenues are derived primarily from license fees and charges for services, including product maintenance, education services, and professional services.  The increase in total revenues resulted primarily from increases in the number of both new and existing software licenses and, to a lesser extent, product maintenance revenues.   We believe that the percentage increases in revenues achieved in prior periods should not be anticipated in future periods.  We anticipate that software revenues will continue to represent the majority of our revenues for the foreseeable future.

Software.  Our software revenues increased 33% from $6.3 million for the three months ended June 30, 2000, to $8.4 million for the three months ended June 30, 2001.  Software revenues increased 54% from $11.2 million for the six months ended June 30, 2000, to $17.3 million for the six months ended June 30, 2001.  The increase in software revenues resulted from increased market penetration for our products, increased production from our worldwide reseller channel, and increased direct end-user transactions in North America.

Services.  Services revenues increased 85% from $2.3 million for the three months ended June 30, 2000, to $4.3 million for the three months ended June 30, 2001.  Services revenues increased 83% from $4.4 million for the six months ended June 30, 2000, to $8.1 million for the six months ended June 30, 2001.  The increase in services revenue was primarily due to an increase in product maintenance revenues, which is related to our growing installed base of end-user customers.  We also realized education revenues and implementation and customization revenues from our professional services organization.

Cost and Expenses

              Our total costs and expenses increased 48% from $10.6 million for the three months ended June 30, 2000, to $15.7 million for the three months ended June 30, 2001.  Total costs and expenses increased 55% from $19.5 million for the six months ended June 30, 2000, to $30.3 million for the six months ended June 30, 2001.  The increase in amount was primarily due to increases in investments in our research and development, sales and marketing, and services efforts.

Costs of Software.  Costs of software consist primarily of product royalties paid to third-parties for the use of their technologies in our products and, to a lesser extent, software packaging costs, which include product media, duplication and documentation.  Costs of software increased from $134,000 for the three months ended June 30, 2000, to $154,000 for the three months ended June 30, 2001. This represents 2% of software revenues in both periods.  Costs of software increased from $197,000 for the six months ended June 30, 2000 to $303,000 for the six months ended June 30, 2001.  This also represents 2% of software revenues in both periods.  The dollar increases were primarily due to royalties owed as a result of higher software revenues associated with our Interaction Center Platform™ and other related products.  We expect product royalties to continue to increase as we release additional products, release additional versions of our existing products, and integrate additional third-party functions and features into our product offerings.

Costs of Services.  Costs of services consist primarily of compensation expenses for technical support, education, and professional services personnel and other costs associated with supporting our resellers and end-user customers.  Costs of services increased from $2.3 million for the three months ended June 30, 2000, to $3.7 million for the three months ended June 30, 2001.  Costs of services increased from $4.2 million for the six months ended June 30, 2000, to $7.2 million for the six months ended June 30, 2001.  As a percentage of services revenues, cost of services decreased from 98% to 85% for the three months ended June 30, 2000 and 2001, respectively, and decreased from 95% to 90% for the six months ended June 30, 2000 and 2001, respectively. The increase in amount was due to an ongoing effort to maximize our reseller effectiveness and end-user customer satisfaction through the development and expansion of our technical support, education and professional services organizations.  We expect that costs of services will increase as we make continued investments to support our end-user customer base and resellers.

Sales and Marketing.  Sales and marketing expenses consist of trade shows, advertising, telemarketing campaigns, public relations and other promotional expenses, compensation expenses, including sales commissions, and travel expenses.  Sales and marketing expenses increased from $4.3 million for the three months ended June 30, 2000, to $5.9 million for the three months ended June 30, 2001.  Sales and marketing expenses increased from $7.9 million for the six months ended June 30, 2000 to $11.3 million for the six months ended June 30, 2001.  The dollar increases reflect the expansion of our worldwide sales and marketing organizations, higher sales compensation expenses associated with higher software revenues, and increases in worldwide marketing activities such as marketing communication efforts, trade shows and advertising.  We currently plan to continue investing significantly in sales and marketing efforts.

Research and Development.  Research and development expenses consist primarily of compensation expenses for our developers and third party efforts to develop and enhance our products, including adapting our products for specific non-English languages and allowing our products to effectively run with alternative hardware configurations.  Research and development expenses increased from $2.6 million for the three months ended June 30, 2000, to $3.9 million for the three months ended June 30, 2001.   Research and development expenses increased from $4.8 million for the six months ended June 30, 2000, to $7.8 million for the six months ended June 30, 2001.  Currently, all costs related to research and development of our products are charged to research and development expense as incurred.  The dollar increases in research and development expenses were due to the hiring of software developers and third party efforts required to enhance our existing products, investigate, design and develop new products, and localize our products into other languages, including French, German, Italian, Japanese, Korean, Portuguese, Spanish, and Taiwanese.  We believe that a significant investment in research and development has been, and will continue to be, critical to market acceptance and additional market penetration of our products.

General and Administrative.  General and administrative expenses consist primarily of compensation for our administrative, financial, and information technology personnel, and a number of non-allocable costs, including bad debt, legal and other professional service fees.  General and administrative expenses increased from $1.3 million for the three months ended June 30, 2000, to $2.0 million for the three months ended June 30, 2001.  General and administrative expenses increased from $2.4 million for the six months ended June 30, 2000 to $3.6 million for the six months ended June 30, 2001.  The dollar increases were primarily due to the addition of administrative personnel necessary to support our growing operations and an increased amount of bad debt expense. We believe our general and administrative expenses will continue to increase as we expand our administrative infrastructure and incur legal and other professional service fees.

Interest income, net

             Interest income, net is generated primarily from invested funds from our initial public offering completed in September 1999 and the equity investment made by Cisco Systems, Inc. (“Cisco”) on January 25, 2001.  Net interest income increased from $293,000 for the three months ended June 30, 2000 to $349,000 for the three months ended June 30, 2001.  Net interest income increased from $574,000 for the six months ended June 30, 2000 to $667,000 for the six months ended June 30, 2001.  This increase can be attributed to the interest earned on the funds provided by the equity investment made by Cisco, partially offset by lower effective interest rates.

Income taxes

             For U.S. corporate income tax purposes, we did not recognize a tax benefit related to U.S. federal or state income taxes during the three months or six months ended June 30, 2000 or June 30, 2001 because of the uncertainty of eventually realizing these benefits.  However, we did recognize a tax expense related to our international operations of $81,000 for the three months ended June 30, 2001, and $141,000 for the six months ended June 30, 2001.

Liquidity and Capital Resources

             As of  June 30, 2001, we had cash and cash equivalents of $7.9 million, $16.2 million in short term investments, a working capital balance of $19.8 million, and  $1.0 million in long-term investments.

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

             Our operating activities resulted in net cash outflows of $1.7 million for the six months ended June 30, 2000 and $96,000 for the six months ended June 30, 2001.  The net operating cash outflow for the first six months of 2000 was primarily the result of our operating loss and an increase in accounts receivable, partially offset by an increase in deferred revenue and the non-cash depreciation amount.  The net operating cash outflow for the first six months of 2001 was primarily due to the operating loss and increase in accounts receivable, almost entirely offset by an increase in deferred revenue and the non-cash depreciation amount.

             Our investing activities have consisted primarily of capital expenditures for property and equipment and purchases and sales of investments.  Our activities resulted in a $1.3 million inflow for the six month period ended June 30, 2000 and a $9.2 million outflow for the six month period ending June 30, 2001.  The outflow for the six months ended June 30, 2001 was attributed to net purchases of available-for-sale investments and capital expenditures for property and equipment.  At June 30, 2001, we did not have any material commitments for future capital expenditures.

             For the six months ended June 30, 2000 we generated $162,000 in net proceeds from financing activities which included stock options exercised partially offset by scheduled repayments of our capital lease lines. For the six months ended June 30, 2001 we generated $15.1 million in net proceeds from financing activities which was primarily  attributable to the shares issued in connection with the Cisco equity investment.  At June 30, 2001, we had no amounts outstanding on our line of credit and were in compliance with all related covenants and restrictions.  This line of credit is currently scheduled to expire on April 19, 2002.

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

WE HAVE HISTORICALLY INCURRED LOSSES AND WE MAY NOT ACHIEVE PROFITABILITY

             We have not operated profitably to date. In addition to our loss of  $4.4 million for the six months ended June 30, 2001, we incurred net losses of $4.6 million, $7.1 million, and $7.4 million in 2000, 1999, and 1998, respectively. At June 30, 2001, we had accumulated losses since inception of $30.8 million. We intend to continue to make significant investments in our research and development, marketing, services and sales operations. We anticipate that these expenses could significantly precede any revenues generated by the increased spending. As a result, we are likely to continue to experience losses and negative cash flow from operations in future quarters. If we do become profitable, we may not sustain or increase our profitability.

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

             We have generally experienced a lengthy product sales cycle, averaging approximately six to nine months. The lengthy sales cycle is one of the factors that has caused, and may in the future continue to cause, our software revenues and operating results to vary significantly from quarter to quarter, which could affect the market price of our common stock. It also makes it difficult for us to forecast product license revenues. Because of the unique characteristics of our products, our prospective end-user customers' decisions to license our products often require significant investment and executive level decision making. We believe that many companies currently are not aware of the benefits of interaction management software of the type we license or of our products and capabilities. For this reason, we must provide a significant level of education to prospective end-user customers about the use and benefits of our products, which can cause potential end-user customers to take many months to make these decisions. As a result, sales cycles for end-user customer orders vary substantially from customer to customer. Excessive delay in product sales could materially adversely affect our business, financial condition or results of operations.              The length of the sales cycle for end-user customer orders depends on a number of other factors over which we have little or no control, including:

             - an end-user customer's budgetary constraints;

             - the timing of an end-user customer's budget cycles;

             - concerns by end-user customers about the introduction of new products by us or our competitors; and

             - downturns in general economic conditions, including reductions in demand for call center services.

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

WE MAY NOT BE ABLE TO GROW OUR BUSINESS IF WE DO NOT MAINTAIN SUCCESSFUL RELATIONSHIPS WITH OUR RESELLERS OR OEM PARTNERS AND CONTINUE TO RECRUIT AND DEVELOP ADDITIONAL SUCCESSFUL RESELLERS AND OEM PARTNERS

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

THE GROWTH OF OUR BUSINESS MAY BE IMPEDED WITHOUT INCREASED USE OF THE INTERNET

             The use of the Internet as a commercial marketplace is at an early stage of development. Demand and market acceptance for recently introduced products and services available over the Internet are still uncertain. In addition, governmental regulation of the Internet, such as imposing sales and other taxes, access charges, and pricing controls and inhibiting cross–border commerce, may reduce the use of the Internet by businesses for their electronic commerce and customer service needs. To date, governmental regulations have not materially restricted commercial use of the Internet. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. New regulations could reduce the use of the Internet by our end–user customers and, in turn, their customers. The lack of acceptance of the Internet as a forum for conducting business could reduce growth in demand for our products and limit the growth of our revenue.

OUR BUSINESS WILL BE ADVERSELY AFFECTED IF WEB–BASED ELECTRONIC BUSINESS SOLUTIONS ARE NOT WIDELY ADOPTED

             Our products address a new and emerging market for Web–based, interactive electronic business solutions. Therefore, our future success depends on the widespread adoption of the Web as a primary medium for commerce and business applications. The failure of this market to develop, or a delay in the development of this market, could have a material adverse effect on our business, financial condition or results of operations. The Web has experienced, and is expected to continue to experience, significant user and traffic growth, which has, at times, caused user frustration with slow access and download times. The Web infrastructure may not be able to support the demands placed on it by the continued growth on which our success depends. Moreover, critical issues concerning the commercial use of the Web, such as security, reliability, cost, accessibility and quality of service, remain unresolved and may negatively affect the growth of Web use or the attractiveness of commerce and business communication over the Web. In addition, the Web could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased activity or due to increased government regulation and taxation of Internet commerce.

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

SLOW GROWTH, OR A DECLINE IN DEMAND FOR INTERACTION MANAGEMENT SOFTWARE OF THE TYPE WE LICENSE, COULD MATERIALLY ADVERSELY AFFECT OUR GROWTH PROSPECTS

             If the demand for interaction management software of the type we license does not grow within each of our three targeted markets, our ability to grow our business could be materially adversely affected. All of our revenues have been generated from licenses of our Interaction Center Platform™ software or complementary products, and related support, educational and professional services. We expect these products and services to account for the majority of our revenues for the foreseeable future. Although we believe demand for the functions performed by our products is high, and demand has grown in recent years, particularly among call centers, the market for our products and services is still emerging. Further, our growth plans require us to successfully attract enterprise and service provider end-user customers.

IF OUR END–USER CUSTOMERS DO NOT PERCEIVE OUR PRODUCTS OR THE RELATED SERVICES PROVIDED BY US OR OUR RESELLERS OR OEM PARTNERS TO BE EFFECTIVE OR OF HIGH QUALITY, OUR BRAND AND NAME RECOGNITION WILL SUFFER

             We believe that establishing and maintaining brand and name recognition is critical for attracting, retaining and expanding end–user customers in our target markets. We also believe that the importance of reputation and name recognition will increase as competition in our market increases. Promotion and enhancement of our name will depend on the effectiveness of our marketing and advertising efforts and on our success in providing high–quality products and related services, neither of which can be assured. If our end–user customers do not perceive our product or related services to be effective or of high quality, our brand and name recognition would suffer which could have a material adverse effect on our business, financial condition or results of operations.

IF WE ARE UNABLE TO ADAPT OUR SOFTWARE IN A WAY THAT WILL PERMIT US TO SERVE LARGE, SINGLE-SITE END-USER CUSTOMERS, THE MARKETABILITY OF OUR PRODUCTS COULD BE ADVERSELY AFFECTED

                           Our products cannot currently meet the communications needs of organizations with more than 500 users at a single call center location and cannot currently meet the communication needs of organizations with more than 1,000 users at a single enterprise location. As these organizations expand to include multiple locations, our products can be customized to increase the number of telephone lines, extensions and users. We will need to adapt our software to serve larger single–site organizations.  Although we are currently developing and testing solutions that would enable our software to significantly increase the number of users that our products can serve at a single location, we cannot assure you that we will be able to successfully introduce this technology into a currently available version of our products.  Further, we may not be able to adapt our software in a timely or cost effective manner in a way that will permit us to serve these customers. This inability could have a material adverse effect on our business, financial condition or results of operations.

OUR MAIN SUPPLIERS OF VOICE PROCESSING BOARDS MAY BECOME UNWILLING OR UNABLE TO CONTINUE TO MANUFACTURE AND SUPPLY US WITH VOICE PROCESSING BOARDS, REQUIRING US TO INTRODUCE A SUBSTITUTE SUPPLIER WHICH COULD PROVE DIFFICULT OR COSTLY

             Dialogic Corporation, a subsidiary of Intel Corporation, and AcuLab plc are our primary suppliers of the voice processing boards that are used by a majority of our end-user customers the operation of  our products.  If a majority of future end-user customers desire to utilize the voice processing boards to enable our products and these suppliers become unable or unwilling to continue to manufacture and supply these voice processing boards in the volume, price and technical specifications we require, then we would have to adapt our products to a substitute supplier.  We may not be able to successfully introduce voice processing boards made by a substitute supplier into the available versions of our products. In addition, introducing a substitute supplier of voice processing boards could result in unforeseen additional product development or customization costs and could also introduce hardware and software operating or compatibility problems. We cannot assure you that these issues will not affect product shipments, will not be costly to correct, will not damage our reputation in the markets in which we operate, or will not have a material adverse affect on our business, financial condition or results of operations.

             In addition, Dialogic Corporation’s CT Media™ offers some of the functionality that our Interaction Center Platform™ products provide and consequently could make it easier for competitors or potential competitors to provide products competitive with ours. If CT Media™ were to become an industry standard, our failure to adopt it could disadvantage us in competitive situations.  In addition, although neither of our primary suppliers of voice processing boards nor their affiliates currently offer a product that competes with our Interaction Center Platform™ products, they could potentially develop a competitive or superior product.

WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY RIGHTS ADEQUATELY, WHICH COULD ALLOW THIRD PARTIES TO COPY OR OTHERWISE OBTAIN AND USE OUR TECHNOLOGY WITHOUT AUTHORIZATION

             We regard our software products as proprietary. In an effort to protect our proprietary rights, we rely primarily on a combination of copyright, trademark and trade secret laws, as well as licensing and other agreements with consultants, suppliers, strategic and OEM partners, resellers and end–user customers, and employee and third–party non–disclosure agreements. These laws and agreements provide only limited protection of our proprietary rights. In addition, we have not signed agreements containing these types of protective provisions in every case, and the contractual provisions that are in place and the protection they provide vary and may not provide us with adequate protection in all circumstances. Although we have filed patent applications directed to several inventions embodied in our software products, we currently hold no patents. We hold seven U.S. trademark registrations and 12 foreign trademark registrations, and have numerous other trademark applications pending worldwide, as well as having common law rights in other trademarks and service marks.  We hold one registered copyright. Because our means of protecting our proprietary rights may not be adequate, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization. A third party could also develop similar technology independently. In addition, the laws of some countries in which we sell our products do not protect our software and intellectual property rights to the same extent as the laws of the United States. Unauthorized copying, use or reverse engineering of our products could materially adversely affect our business, results of operations or financial condition.

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

OUR WORKFORCE REDUCTION AND FINANCIAL PERFORMANCE MAY ADVERSELY AFFECT THE MORALE AND PERFORMANCE OF OUR PERSONNEL AND OUR ABILITY TO HIRE NEW PERSONNEL

             In connection with our effort to streamline operations, reduce costs and rationalize our staffing and structure, we had a reduction in the worldwide workforce of approximately ten percent.  There have been and may continue to be substantial costs associated with the workforce reduction related to severance and other employee-related  costs, and our restructuring plan may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce.  As a result of these reductions, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. The reduction in workforce may reduce employee morale and may create concern among existing employees about job security, which may lead to increased turnover.  This reduction in headcount may subject us to the risk of litigation.  In addition, recent trading levels of our common stock have decreased the value of the stock options granted to employees pursuant to our stock option plans.  As a result of these factors, our remaining personnel may seek employment with larger, more established companies or companies they perceive as having less volatile stock prices.

WE MAY PURSUE ACQUISITIONS THAT BY THEIR NATURE PRESENT RISKS AND THAT MAY NOT BE SUCCESSFUL

             In the future we may pursue acquisitions to diversify our product offerings and customer base or for other strategic purposes. We have no prior history of making acquisitions and we cannot assure you that any future acquisitions will be successful. The following are some of the risks associated with acquisitions that could have a material adverse effect on our business, financial condition or results of operations:

-	We cannot assure that any acquired businesses will achieve anticipated revenues, earnings or cash flow.

-	We may be unable to integrate acquired businesses successfully and realize anticipated economic, operational and other benefits in a timely manner, particularly if we acquire a business in a market in which we have limited or no current expertise, or with a corporate culture different from our own. If we are unable to integrate acquired businesses successfully, we could incur substantial costs and delays or other operational, technical or financial problems.

-	Acquisitions could disrupt our ongoing business, distract management, divert resources and make it difficult to maintain our current business standards, controls and procedures.

-	We may finance future acquisitions by issuing common stock for some or all of the purchase price. This could dilute the ownership interests of our stockholders. We may also incur additional debt or be required to recognize amortization expense related to goodwill and other intangible assets purchased in future acquisitions.

-	We would be competing with other firms, many of which have greater financial and other resources, to acquire attractive companies. We believe this competition will increase, making it more difficult to acquire suitable companies on acceptable terms.

OUR INTERNATIONAL OPERATIONS AND EXPANSION INVOLVE FINANCIAL AND OPERATIONAL RISKS

             The expansion of our international operations will require significant management attention and financial resources to establish additional foreign operations, hire additional personnel and recruit additional international resellers. Non-North American revenues accounted for 25%, 19%, and 16% of our total revenues in 2000, 1999, and 1998, respectively. To date, our products have been licensed outside North America primarily in Western Europe, South Africa, and Australia. We are also expanding our marketing efforts in Japan, Korea, China and Central and South America. We intend to continue to expand our international operations and enter additional international markets. Revenues from international expansion may be inadequate to cover the expenses of international expansion. In addition to foreign currency fluctuation risks described in the next risk factor, other risks inherent in our international business activities, in the countries in which we have licensed our products to date and in those countries in which we intend to expand, generally could include the following:

-	economic and political instability;

-	unexpected changes in foreign regulatory requirements and laws;

-	tariffs and other trade barriers;

-	timing, cost and potential difficulty of adapting our software products to the local language in those foreign countries that do not use the alphabet that English uses, such as Japan, Korea and China;

-	lack of acceptance of our products in foreign countries;

-	longer sales cycles and accounts receivable payment cycles;

-	potentially adverse tax consequences; and

-	restrictions on the repatriation of funds.

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

OUR STOCK PRICE HAS BEEN AND COULD CONTINUE TO BE HIGHLY VOLATILE

Our stock price has been and could continue to be highly volatile due to a number of factors, including:

•	actual or anticipated fluctuations in our operating results;

•	announcements by us, our competitors or our end–user customers;

•	changes in financial estimates of securities analysts or investors regarding us, our industry, our competitors or our end–user customers;

•	technological innovations by others;

•	the operating and stock price performance of other comparable companies or of our competitors or end–user customers;

•	the low number of our shares typically traded in any trading session;

•	the availability for future sale, or sales, of a substantial number of shares of our common stock in the public market; and

•	general market or economic conditions.

             This risk may be heightened because our industry is new and evolving, characterized by rapid technological change and susceptible to the introduction of new competing technologies or competitors.

             In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many technology companies, including us. These price and volume fluctuations often have been unrelated to the operating performance of the affected companies. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. This type of litigation, regardless of the outcome, could result in substantial costs and a diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition or results of operations.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

             See Note 5 of our Notes to the Condensed Consolidated Financial Statements for a description of correspondence received by us from competitors claiming that our products utilize technologies pioneered and patented by them.

             We are also subject to ordinary and routine claims, lawsuits and proceedings incidental to our business, none of which is expected to be material to our results of operations, financial condition or cash flows.

Item 2. Changes in Securities and Use of Proceeds.

Sales of Unregistered Securities During the Quarter
             None.

Use of Proceeds

             The shares of our common stock issued in the initial public offering were registered on a Registration Statement on Form S-1 (Registration No. 333-79509) which was declared effective on September 22, 1999.  From the effective date of such Registration Statement to June 30, 2001, the proceeds generated by our initial public offering have been used as described in our report on Form 10-Q for the quarter ended September 30, 1999 and in addition approximately $19.1 million has been used for working capital.

Item 4. Submission of Matters to a Vote of Security Holders.

             We held our annual meeting of shareholders on May 15, 2001.  At that meeting, our shareholders reelected  Michael P. Cullinane and John R. Gibbs as Directors of the Corporation to each serve a three year term and until his successor is elected and has qualified.  The final results of the votes taken at the meeting were as follows:

	Votes For	Votes Against	Broker Non-Votes	Abstentions

Election of Directors
Michael P. Cullinane	13,408,827	-	-	13,091
John R. Gibbs	13,005,226	-	-	416,692

In addition, the following directors continue in office until the annual meeting of shareholders in the year indicated:

Donald E. Brown	2002
Robert A. Compton	2002
Jon Anton, D.Sc.	2003

Item 6. Exhibits and Reports on Form 8-K.

(a)         Exhibits

             10.12 (iii) Letter of Assignment between the Company and Jeremiah J. Fleming, dated as of April 1, 2001

             10.17 (ii) Modification and/or Extension Agreement , dated April 30, 2001, between the Company and KeyBank.

(b)        Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter covered by this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interactive Intelligence, Inc.
(Registrant)

Date: August 14, 2001	By /s/ Michael J. Tavlin
Michael J. Tavlin
Senior Vice President and Chief Financial Officer and Secretary
(Principal Financial Officer and Duly Authorized Officer)