Form 10-Q
period 2001-09-30
INTERACTIVE INTELLIGENCE INC
filed 2001-11-14
CIK 1083318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

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

Yes  ☒   No  ☐

        The number of shares of common stock outstanding on October 31, 2001 was 15,269,023.

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements and Footnotes.

Interactive Intelligence, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30, 2001	December 31, 2000
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$6,911	$1,999
Short-term investments	14,941	10,710
Accounts receivable, net of allowance for doubtful accounts accounts of $1,179 in 2001 and $631 in 2000	8,923	9,478
Prepaid expenses	1,209	970
Other current assets	487	186
Total current assets	32,471	23,343

Property and equipment, net	9,704	8,389

Long-term investments	1,074	1,012
Other assets, net	641	907
Total assets	$43,890	$33,651

Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$4,131	$3,920
Accrued compensation and related expenses	1,313	1,128
Deferred revenue	9,458	7,421
Current portion of capital lease obligations	80	377
Total current liabilities	14,982	12,846

Shareholders' equity:

Preferred stock, no par value; 10,000,000 authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 authorized; 15,125,959 issued and outstanding at September 30, 2001, 14,343,907 issued and outstanding at December 31, 2000	151	143
Additional paid-in capital	62,673	46,995
Accumulated other comprehensive income	79	38
Accumulated deficit	(33,995)	(26,371)
Total shareholders' equity	28,908	20,805
Total liabilities and shareholders' equity	$43,890	$33,651

See accompanying notes.

Interactive Intelligence, Inc.

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,

	2001	2000	2001	2000
Revenues:
Software	$7,811	$7,689	$25,102	$18,914
Services	4,126	2,789	12,223	7,222
Total revenues	11,937	10,478	37,325	26,136

Costs and expenses:
Costs of software	246	159	549	356
Costs of services	3,164	2,781	10,411	6,997
Sales and marketing	5,426	4,672	16,727	12,534
Research and development	3,814	2,808	11,632	7,641
General and administrative	1,643	1,294	5,279	3,726
Special charges	1,056	-	1,056	-
Total costs and expenses	15,349	11,714	45,654	31,254
Operating loss	(3,412)	(1,236)	(8,329)	(5,118)

Interest income, net	274	294	941	868
Loss before income taxes	(3,138)	(942)	(7,388)	(4,250)

Income taxes	95	54	236	134

Net loss	$(3,233)	$(996)	$(7,624)	$(4,384)

Net loss per share:
Basic and diluted	$(0.21)	$(0.07)	$(0.51)	$(0.31)

Shares used to compute net loss per share:
Basic and diluted	15,117	14,270	14,987	14,120

See accompanying notes.

 Interactive Intelligence, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

 (in thousands)

	Nine months ended September 30,
	2001	2000
Operating activities
Net loss	$(7,624)	$(4,384)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	3,082	1,984
Amortization of deferred stock-based compensation	60	63
Changes in operating assets and liabilities:
Accounts receivable	555	(3,370)
Prepaid expenses	(239)	17
Other current assets	(301)	19
Accounts payable and accrued liabilities	211	1,607
Accrued compensation and related expenses	185	167
Deferred revenue	2,037	1,522
Net cash used by operating activities	(2,034)	(2,375)

Investing activities
Purchases of property and equipment, net	(4,397)	(5,162)
Purchases of available-for-sale investments	(10,156)	(2,267)
Sales of available-for-sale investments	5,904	9,374
Change in other assets	266	(525)
Net cash provided (used) by investing activities	(8,383)	1,420

Financing activities
Principal payments on capital lease obligations	(297)	(445)
Proceeds from stock options exercised	296	733
Proceeds from issuances of common stock	15,330	159
Net cash provided by financing activities	15,329	447

Net increase (decrease) in cash and cash equivalents	4,912	(508)

Cash and cash equivalents, beginning of period	1,999	2,235
Cash and cash equivalents, end of period	$6,911	$1,727

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Net Loss:	$(3,233)	$(996)	$(7,624)	$(4,384)

Basic and diluted:
Weighted-average shares used to compute net loss per share:	15,117	14,270	14,987	14,120

Basic and diluted net loss per common share:	$(0.21)	$(0.07)	$(0.51)	$(0.31)

The Company’s calculation of diluted net loss per share excludes potential common shares as the effect would be antidilutive.  Potential common shares are composed of shares of common stock of the Company issuable on the exercise of stock options.  Options to purchase 2,482,337 shares of common stock with exercise prices of $0.13 to $50.50 per share were outstanding as of September 30, 2001 and options to purchase 2,183,526 shares of common stock with exercise prices of $0.13 to $50.50 per share were outstanding as of September 30, 2000.

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

3.     Bank Line of Credit

The Company currently has an unsecured line of credit with a bank in the amount of $5,000,000 which bears interest at the bank’s prime rate (6.0% at September 30, 2001).  As of September 30, 2001, the Company had no outstanding balance under the line of credit.  This line of credit expires April 29, 2002.

4.     Shareholders’ Equity

On January 25, 2001 the Company received an equity investment from Cisco Systems, Inc.  We sold 515,517 shares of common stock at a price of $29.00 per share, yielding approximately $15 million in cash.

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

6.     Special Charges

                On July 6, 2001 the Company commenced a restructuring program to reduce expenses and improve efficiency due to macro-economic and capital spending issues affecting our industry.  In addition to the charge related to restructuring, we also incurred a special charge related to the write-down of an impaired asset.  The restructuring program was substantially completed by the end of the third quarter of fiscal 2001.  As a result of the restructuring program and the impaired asset, the Company recorded special charges in the third quarter of 2001 totaling approximately $1.1 million which were classified as operating expenses.

                The following paragraphs provide information relating to the restructuring charge and asset impairment which were recorded in the third quarter of fiscal 2001.

                Restructuring Program

                The restructuring program consisted of reducing approximately 10% percent of the Company’s worldwide workforce and closing certain sales offices.  The reduction in staff affected most business functions and geographic regions.  The Company recorded a restructuring charge of approximately $456,000, most of which related  to severance payments and fringe benefits.

                Impairment of Asset

                Due to the decline in current business conditions, the Company wrote down its 19% equity investment in Interactive Portal, Inc.  The Company recognized a special charge for this write-down in the amount of approximately $600,000.

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

Overview

        We commenced operations in October 1994. Through the end of 1996, we focused primarily on research and development activities.  Our first product was released in March 1997. In 1997 and 1998, we expanded our operations to capitalize on the increased market demand for communications and interaction management software. We decided, at the expense of profitability, to continue investing significantly in research and development, and to accelerate our investments in marketing, services and sales operations. We had no revenue in 1996, and our total revenues were $1.6 million in 1997, $9.0 million in 1998,  $19.1 million in 1999 and $38.6 million in 2000.  Through the nine months ended September 30, 2001, our total revenues were $37.3 million.

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

      On July 6, 2001 we commenced a restructuring program to reduce expenses and improve efficiency due to macro-economic and capital spending issues affecting our industry.  This program included a worldwide workforce reduction and consolidation of excess facilities.  The restructuring program resulted in the reduction of approximately 10% of our worldwide workforce.  This reduction affected most business functions and geographic regions.  During the third quarter of 2001, we wrote down our investment in Interactive Portal, Inc., a developer of large-scale unified messaging products.   Subsequent to September 30, 2001, we also acquired the remaining 81% ownership interest of Interactive Portal, Inc.

Historical Results of Operations

        The following table presents certain financial data, derived from our unaudited statements of operations, as a percentage of total revenues for the periods indicated.  The operating results for the three and nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for the full year or for any future period.

Three months ended September 30,

Nine months ended September 30,

	2001	2000	2001	2000
Revenues:
Software	65%	73%	67%	72%
Services	35	27	33	28
Total revenues	100	100	100	100

Costs and expenses:
Costs of software	2	2	1	1
Costs of services	27	27	28	27
Sales and marketing	45	44	45	48
Research and development	32	27	31	29
General and administrative	14	12	14	14
Special charges	9	0	3	0
Total costs and expenses	129	112	122	119

Operating loss	(29)	(12)	(22)	(19)
Interest income, net	3	3	3	3
Loss before income taxes	(26)	(9)	(19)	(16)
Income taxes	1	1	1	1
Net loss	(27)%	(10)%	(20)%	(17)%

Revenues

        Our total revenues increased 14% from $10.5 million for the three months ended September 30, 2000 to $11.9 million for the three months ended September 30, 2001.  Total revenues increased 43% from $26.1 million for the nine months ended September 30, 2000, to $37.3 million for the nine months ended September 30, 2001.  Non-North American revenues decreased from  $3.3 million for the three months ended September 30, 2000 to $2.3 million for the three months ended September 30, 2001.  However, overall non-North American revenues increased from $6.9 million for the nine months ended September 30, 2000 to $8.3 million for the nine months ended September 30, 2001.  Our revenues are derived primarily from software license fees and charges for services, including product maintenance, education services, and professional services.  The increase in total revenues resulted primarily from increases in the number of both new and existing software licenses and product maintenance revenues. We believe that the percentage increases in revenues achieved in prior periods should not be anticipated in future periods.  We anticipate that software revenues will continue to represent the majority of our revenues for the foreseeable future.

Software.  Our software revenues increased 2% from $7.7 million for the three months ended September 30, 2000, to $7.8 million for the three months ended September 30, 2001.  Software revenues increased 33% from $18.9 million for the nine months ended September 30, 2000, to $25.1 million for the nine months ended September 30, 2001.  Despite a challenging global economy, the increase in software revenues resulted from increased market penetration for our products, increased production from our worldwide reseller channel, increased direct end-user transactions in North America and non-recurring OEM revenue from one partner, which accounted for 17% and 5% of total revenue for the three and nine months ended September 30, 2001, respectively.

Services.  Services revenues increased 48% from $2.8 million for the three months ended September 30, 2000, to $4.1 million for the three months ended September 30, 2001.  Services revenues increased 69% from $7.2 million for the nine months ended September 30, 2000, to $12.2 million for the nine months ended September 30, 2001.  The increase in services revenues was primarily due to an increase in product maintenance revenues, which is related to our growing installed base of end-user customers.  We also realized education revenues and implementation and customization revenues from our professional services organization.

Costs and Expenses

         Total costs and expenses increased 31% from $11.7 million for the three months ended September 30, 2000, to $15.3 million for the three months ended September 30, 2001.  Similarly, total costs and expenses increased 46% from $31.3 million for the nine months ended September 30, 2000, to $45.7 million for the nine months ended September 30, 2001.  The increase in amount was primarily due to increases in investments in our research and development, marketing,  sales and services efforts and special charges.

Costs of Software.  Costs of software consist primarily of product royalties related to the use of third party technologies in our products and, to a lesser extent, software packaging costs, which include product media, duplication and documentation.  Costs of software increased from $159,000 for the three months ended September 30, 2000, to $246,000 for the three months ended September 30, 2001. This represents 2% and 3% of software revenues for the three months ended September 30, 2000 and 2001, respectively.  Costs of software increased from $356,000 for the nine months ended September 30, 2000 to $549,000 for the nine months ended September 30, 2001. This represents 2% of software revenues in both periods. The increases were primarily due to royalties owed as a result of higher software revenues associated with our Interaction Center  Platform™ and other related products. We expect product royalties to continue to increase as we release additional products, release additional versions of our existing products, and integrate additional third-party functions and features into our product offerings.

Costs of Services.  Costs of services consist primarily of compensation expenses for technical support, education, and professional services personnel and other costs associated with supporting our resellers and end-user customers.  Costs of services increased from $2.8 million for the three months ended September 30, 2000, to $3.2 million for the three months ended September 30, 2001.  Costs of services increased from $7.0 million for the nine months ended September 30, 2000, to $10.4 million for the nine months ended September 30, 2001.  As a percentage of services revenues, cost of services decreased from  100% and 77% for the three months ended September 30, 2000 and 2001, respectively, and decreased from 97% and 85% for the nine months ended September 30, 2000 and 2001, respectively. The increase in amount was due to an ongoing effort to maximize our reseller effectiveness and end-user customer satisfaction through the development and expansion of our technical support, education and professional services organizations.  We expect that costs of services will continue to increase as services revenues increase and as we make continued investments to support our end-user customer base and resellers.

Sales and Marketing.  Sales and marketing expenses consist of trade shows, advertising, telemarketing campaigns, public relations and other promotional expenses, compensation expenses, including sales commissions, and travel expenses.  Sales and marketing expenses increased from $4.7 million for the three months ended September 30, 2000, to $5.4 million for the three months ended September 30, 2001.  Sales and marketing expenses increased from $12.5 million for the nine months ended September 30, 2000 to $16.7 million for the nine months ended September 30, 2001.  The dollar increases reflect the expansion of our worldwide sales and marketing organizations, higher sales compensation expenses associated with higher software revenues, and increases in worldwide marketing activities such as marketing communication efforts, trade shows and advertising.  We currently plan to continue to invest significantly in sales and marketing efforts.

Research and Development.  Research and development expenses consist primarily of compensation expenses for our developers and third party efforts to develop and enhance our products, including adapting our products for specific non-English languages and allowing our products to effectively run with alternative hardware configurations.  Research and development expenses increased from $2.8 million for the three months ended September 30, 2000, to $3.8 million for the three months ended September 30, 2001.   Research and development expenses increased from $7.6 million for the nine months ended September 30, 2000, to $11.6 million for the nine months ended September 30, 2001.  Currently, all costs related to research and development of our products are charged to research and development expense as incurred.  The dollar increases in research and development expenses were due to the hiring of software developers and third party efforts required to enhance our existing products, investigate, design and develop new products, and localize our products into other languages, including French, German, Italian, Japanese, Korean, Portuguese, Spanish, and Taiwanese.  We believe that a significant investment in research and development has been, and will continue to be, critical to market acceptance and additional market penetration of our products.

General and Administrative.  General and administrative expenses consist primarily of compensation for our administrative, financial, and information technology personnel, and a number of non-allocable costs, including legal and other professional service fees.  General and administrative expenses increased from $1.3 million for the three months ended September 30, 2000, to $1.6 million for the three months ended September 30, 2001.  General and administrative expenses increased from $3.7 million for the nine months ended September 30, 2000, to $5.3 million for the nine months ended September 30, 2001.  The increase was primarily due to the addition of administrative personnel necessary to support our growing operations and an increased amount of bad debt expense.   We believe our general and administrative expenses will continue to increase as we expand our administrative infrastructure and incur legal and other professional service fees.

Special Charges.  For the three and nine months ended September 30, 2001, we incurred a restructuring charge of approximately $456,000, primarily consisting of severance payments, benefits and other related costs from the reduction of our workforce by 10%, or approximately 40 people.

As a result of the decline in Interactive Portal’s current business condition, we wrote down the carrying value of our investment in Interactive Portal, which resulted in a non-recurring charge of approximately $600,000.  Subsequent to September 30, 2001, we acquired the remaining 81% of Interactive Portal, Inc.

Interest income, net

                Interest income, net is generated primarily from invested funds from our initial public offering completed in September 1999 and the equity investment made by Cisco Systems, Inc. (“Cisco”) on January 25, 2001.  Net interest income decreased from $294,000 for the three months ended September 30, 2000 to $274,000 for the three months ended September 30, 2001. The decrease for the three-month comparison period can be attributed to the substantial decrease in interest rates, offset partially by the Cisco equity investment.  Net interest income increased from $868,000 for the nine months ended September 30, 2000 to $941,000 for the nine months ended September 30, 2001.  The increase for the nine-month comparison period can be attributed to the interest earned on the funds provided by the equity investment made by Cisco, partially offset by lower interest rates.

Income taxes

        For U.S. corporate income tax purposes, we did not recognize a tax benefit related to U.S. federal or state income taxes during the three months or nine months ended September 30, 2000 or September 30, 2001 because of the uncertainty of eventually realizing these benefits.

International tax expense increased from $54,000 for the three months ended September 30, 2000 to $95,000 for the three months ended September 30, 2001.  International tax expense increased from $134,000 for the nine months ended September 30, 2000 to $236,000 for the nine months ended September 30, 2001.  The increases are attributable to our expanding international presence.

Liquidity and Capital Resources

        As of September 30, 2001, we had cash and cash equivalents of $6.9 million, $14.9 million in short term investments, a working capital balance of $17.5 million, and  $1.1 million in long-term investments.

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

        Our operating activities resulted in net cash outflows of $2.4 million for the nine months ended September 30, 2000 and $2.0 million for the nine months ended September 30, 2001.  The net operating cash outflow for the first nine months of 2000 was primarily the result of our operating loss and an increase in accounts receivable, partially offset by an increase in accounts payable, deferred revenue and the non-cash depreciation amount.  The net operating cash outflow for the first nine months of 2001 was primarily due to the operating loss,  primarily offset by an increase in deferred revenue and the non-cash depreciation amount.

        Our investing activities have consisted primarily of capital expenditures for property and equipment and purchases and sales of investments.  Our activities resulted in a $1.4 million inflow for the nine month period ended September 30, 2000 and a $8.4 million outflow for the nine month period ending September 30, 2001.  The outflow for the nine months ended September 30, 2001 was attributed to net purchases of available-for-sale investments and capital expenditures for property and equipment.  At September 30, 2001, we did not have any material commitments for future capital expenditures.

        For the nine months ended September 30, 2000 we generated $447,000 in net proceeds from financing activities that included stock options exercised, partially offset by scheduled repayments of our capital lease obligations. For the nine months ended September 30, 2001 we generated $15.3 million in net proceeds from financing activities that were primarily attributable to the shares issued in connection with the Cisco equity investment.  At September 30, 2001, we had no amounts outstanding on our line of credit and were in compliance with all related covenants and restrictions.  This line of credit is currently scheduled to expire on April 29, 2002.

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

WE HAVE HISTORICALLY INCURRED LOSSES AND WE MAY NOT ACHIEVE PROFITABILITY

        We have not operated profitably to date. In addition to our loss of  $7.6 million for the nine months ended September 30, 2001, we incurred net losses of $4.6 million, $7.1 million, and $7.4 million in 2000, 1999, and 1998, respectively. At September 30, 2001, we had accumulated losses since inception of $34.0 million. We intend to continue to make significant investments in our research and development, marketing, services and sales operations. We anticipate that these expenses could significantly precede any revenues generated by the increased spending. As a result, we are likely to continue to experience losses and negative cash flow from operations in future quarters. If we do become profitable, we may not sustain or increase our profitability.

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

OUR INABILITY TO MANAGE SUCCESSFULLY OUR INCREASINGLY COMPLEX THIRD PARTY RELATIONSHIPS COULD ADVERSELY AFFECT US

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

WE MAY NOT BE ABLE TO GROW OUR BUSINESS IF WE DO NOT MAINTAIN SUCCESSFUL RELATIONSHIPS WITH OUR RESELLERS AND OEM PARTNERS AND CONTINUE TO RECRUIT AND DEVELOP ADDITIONAL SUCCESSFUL RESELLERS AND OEM PARTNERS

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

We believe that establishing and maintaining brand and name recognition is critical for attracting, retaining and expanding end–user customers in our target markets. We also believe that the importance of reputation and name recognition will increase as competition in our market increases. Promotion and enhancement of our name will depend on the effectiveness of our marketing and advertising efforts and on our success in providing high–quality products and related services, neither of which can be assured. If our end–user customers do not perceive our products or related services to be effective or of high quality, our brand and name recognition would suffer which could have a material adverse effect on our business, financial condition or results of operations.

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

Dialogic Corporation, a subsidiary of Intel Corporation, and AcuLab plc are our primary suppliers of the voice processing boards that are used by a majority of our end-user customers for the operation of our products.  If a majority of future end-user customers desire to utilize the voice processing boards to enable our products and these suppliers become unable or unwilling to continue to manufacture and supply these voice processing boards in the volume, price and technical specifications we require, then we would have to adapt our products to a substitute supplier.  We may not be able to successfully introduce voice processing boards made by a substitute supplier into the available versions of our products. In addition, introducing a substitute supplier of voice processing boards could result in unforeseen additional product development or customization costs and could also introduce hardware and software operating or compatibility problems. We cannot assure you that these issues will not affect product shipments, will not be costly to correct, will not damage our reputation in the markets in which we operate, or will not have a material adverse affect on our business, financial condition or results of operations.

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

WE MAY PURSUE ACQUISITIONS THAT BY THEIR NATURE PRESENT RISKS AND THAT MAY NOT BE SUCCESSFUL

       In the future we may pursue additional acquisitions to diversify our product offerings and customer base or for other strategic purposes. We have no prior history of making material acquisitions and we cannot assure you that any future acquisitions will be successful. The following are some of the risks associated with acquisitions that could have a material adverse effect on our business, financial condition or results of operations:

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk.

We develop products in the United States and sell licenses in North America, Europe, the Asia/Pacific region, South Africa, Australia and Central and South America. As a result, our financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets.

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

Item 2. Changes in Securities and Use of Proceeds.

Sales of Unregistered Securities During the Quarter

        None.

Use of Proceeds

        The shares of our common stock issued in the initial public offering were registered on a Registration Statement on Form S-1 (Registration No. 333-79509) which was declared effective on September 22, 1999.  From the effective date of such Registration Statement to September 30, 2001, the proceeds generated by our initial public offering have been used as described in our report on Form 10-Q for the quarter ended September 30, 1999 and in addition approximately $19.1 million has been used for working capital.

Item 5. Other Information

        Board member Michael P. Cullinane has resigned from our Board of Directors and related committees.  Mr. Cullinane is the Chief Financial Officer of divine, Inc. which acquired a company with a product that competes with our Interaction Dialer™ product.  The acquisition closed in early November.  As a result, Mr. Cullinane resigned from our Board of Directors and related committees.  In addition, Dr. Jon Anton, D.Sc., resigned from our Board of Directors and related committees due to time constraints.

        At the Board of Directors meeting on November 13, 2001, the remaining Board members elected Mr. Phillip A. Bounsall and Dr. Samuel F. Hulbert to fill the vacancies created by the resignations of Mr. Cullinane and Dr. Anton.  Mr. Bounsall is the Chief Financial Officer of Brightpoint, Inc., a provider of outsourced services in the global wireless telecommunications industry and data industry.  Dr. Hulbert is President of Rose Hulman Institute of Technology, an engineering, science and math college located in Terre Haute, Indiana.

        In October 2001, the Company acquired from Donald E. Brown, M.D. (the Company’s founder and CEO) and Robert A. Compton (a director of the Compnay), the 81% ownership of Interactive Portal, Inc., not owned by the Company.  The purchase price was based on the net book value of Interactive Portal.  The Company issued as aggregate of 99,136 shares of its common stock to Messrs. Brown and Compton as payment of the purchase price.  Messrs. Brown and Compton are also entitled to royalties (aggregating 5%) for a period of three years on sales of the Company’s Service Interaction Center™ and Communité™ products, which utilize software developed by Interactive Portal.

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits

                None.

(b)   Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter covered by this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interactive Intelligence, Inc.

(Registrant)

Date: November 14, 2001	By	/s/ Keith A. Midkiff

Keith A. Midkiff
Interim Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)