Form 10-K
period 2001-12-31
INTERACTIVE INTELLIGENCE INC
filed 2002-04-01
CIK 1083318

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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
Common Stock, $0.01 par value
(Title of class)

        Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        As of March 15, 2002 there were 15,352,182 shares outstanding of the registrant's common stock, $0.01 par value. As of that date, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $31,535,180 assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are "affiliates".

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for its 2002 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

PART I.

Item 1. Business.

        We are a leading provider of software that manages a broad range of customer interactions including traditional telephone calls and faxes as well as Internet-based interactions such as e-mail, text chat, Web callback requests and voice over Net calls. We sell our products into three distinct markets—call (or contact) centers, enterprises and service providers. Using our software, our end-user customers are able to replace a variety of traditional devices such as private branch exchange devices or PBXs, interactive voice response systems or IVRs, automatic call distributors or ACDs, voice mail systems, fax servers, call recorders and computer telephony integration or CTI middleware. In addition, we recently released a product that allows organizations to quickly develop applications for wireless devices such as personal digital assistants and digital cell phones. We began licensing our products in 1997 and have grown our revenues from $1.6 million in 1997 to $9.0 million in 1998, $19.1 million in 1999, $38.6 million in 2000, and $50.1 million in 2001. However, we cannot assure you that our revenues will continue to grow at such rates or at all in the future.

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

        We have licensed our products to over 900 end-user customers, including Abbott Laboratories, American Family Insurance Group, Blue Cross/ Blue Shield of Rochester, Citizens Gas and Coke Utility, Cox Enterprises, Inc., Eli Lilly and Company., E.piphany, Inc., Kohl's Corporation, Marathon Ashland Petroleum, LLC, Motorola Employee Credit Union, Peoplesoft, Inc., Sabre, Inc., Union Planter's Bank., and Wal-Mart Stores, Inc. We market our software products and services through an extensive distribution network consisting of over 140 independent resellers located primarily in North America, Europe and the Asia/Pacific region. Our resellers range from relatively small, local organizations to large regional and international firms, such as Bell South Communication Systems, Inc., Deutsche Telekom, NEC, KPN Telecom B.V. and Sprint. We also provide our end-user customers and resellers with a variety of related services.

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

  Convergence of Voice and Data

        Voice traffic is increasingly moving from traditional, circuit-switched networks and devices to networks and devices based on the popular TCP/IP protocol. This transition is referred to as the voice over IP, or VoIP, movement. Traditional PBXs are being replaced by so-called "softswitches" from vendors such as Cisco Systems, Inc., 3Com Corporation, and many others. This transition is causing many organizations to look for application platforms that can work effectively with these new IP-based systems in order to provide a wide range of communication services.

  Acceptance of customer relationship management (CRM)

        Many businesses are purchasing and deploying software systems for customer relationship management, or CRM. These systems allow businesses to better track and understand their customers. CRM systems must often be integrated with communications systems in order to effectively monitor customer interactions and provide real-time information to employees. With more customer interactions arriving by means of the Internet, existing products that integrate CRM with traditional communications systems are no longer sufficient. A broad new class of interaction management software has recently emerged to consolidate the processing of all customer interactions regardless of media type to provide integration with leading CRM products.

  Growth of call (contact) centers

        In an increasingly competitive environment, businesses are attempting to differentiate themselves with their customer service and support. They are also trying to improve the level of service they offer over the Internet. To consolidate customer contact points and focus on customer service, organizations frequently implement formal call (contact) centers, which are designed to meet voice-based and Internet-based customer interactions. Putting a call (contact) center into place often requires organizations to purchase several different communications devices to simply handle voice-based interactions, such as a private branch exchange or PBX, an interactive voice response or IVR system, an automatic call distributor or ACD, a predictive dialer and a call logger, and then spend time and money attempting to integrate these disparate devices.

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

  Entrance of new service providers

        For years, the regional Bell operating companies and other telephone companies have provided voice mail, caller ID and other communications services to consumers and small businesses. The Telecommunications Act of 1996 deregulated many aspects of the communications market and, as a result, a number of different types of communication service providers emerged, including local exchange carriers, cable companies, Internet service providers and wireless companies.

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

Interactive Intelligence Solution

        The Interactive Intelligence solution for call (contact) centers, enterprises and service providers is an open software platform that, when installed on a server running Windows® 2000, provides a comprehensive set of communications and interaction management services and requires little or no integration. Our Interaction Center Platform™ products are capable of processing thousands of interactions per hour, including telephone calls, e-mails, faxes, voice mail messages, Internet chat sessions, Web call-back requests and voice over Net calls.

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

        Open architecture and better compatibility with leading technologies.    Traditional telecommunications devices are based on proprietary, closed architecture, which often limits the end-user customer's ability to change or customize the products. Frequently, even simple changes such as adding a new employee or changing an employee's location require intervention by the vendor. Our products are built around industry standard hardware and software components such as Intel microprocessors and the Microsoft Windows® 2000 operating system. Our open architecture allows end-user customers to configure our system to meet their customized communications needs and to make hardware or software modifications as necessary. For example, if one of our end-user customers needs more space for voice mail recordings, it can simply purchase a larger disk drive on the open market. Our products also interoperate easily with popular information technology products, including:

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

  •
  customer relationship management (CRM) and enterprise resource planning (ERP) systems, including those from Siebel Systems, Inc., Peoplesoft, Inc., SAP Corporation, Peregrine Corporation, E.piphany, Inc., and Onyx Software Corporation; and

  •
  enterprise directories, including Microsoft® Active Directory™, Novell® NDS® e-Directory™ and iPlanet™ Directory Server.

        Lower total cost of ownership.    We believe that our software solutions can result in a lower total cost of ownership in comparison to traditional communication systems with similar functionality, which typically consist of multiple, disparate add-on components. For example, our products' capabilities reside in a single Windows® 2000 server with a software interface designed for ease of use. As a result, all configuration and maintenance of our products are confined to a single system. This results in a lower total cost of ownership due to the reduced time and expense typically required to maintain a centralized software-based interaction management system.

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

        Continue to expand our leading technology position.    We have significant technical expertise in Internet, call (contact) center, telecommunications and software technologies. We intend to use our expertise to add new features to our products to increase their marketability in our three target markets. We are improving the ability of our current and future products to handle the needs of larger organizations. We are currently deploying a new version of our products that works effectively with the new H.100 standard. This new voice bus offers four times the capacity of the SC voice bus that we have used in the past. We believe this new version can meet the needs of call (contact) centers with up to 500 agents per site on a single server. Our new unified communications and wireless application development products are suitable for enterprises with tens of thousands of employees.

        Operate across a range of hardware platforms including softswitches and legacy PBXs.    We have designed our products to work well on several different hardware platforms, including voice processing boards from Dialogic Corporation (a subsidiary of Intel Corporation), or Aculab plc as well as small office PBXs from Vertical Networks, Inc. In addition, our software works with the Cisco AVVID voice over IP platform. We plan to work with vendors of legacy PBXs to enable our software to work with their circuit-switched devices as well. We believe that the ability of our products to run across a variety of voice switching platforms will provide investment protection to our end-user customers and increase our market.

        Broaden our current product offerings.    We plan to broaden our current product offerings by developing additional features and capabilities for our target markets. For the call (contact) center market, we are now testing a new version of our I3 Customer Interaction Center™, or CIC, that incorporates support for the Session Initiation Protocol or SIP that allows us to route voice calls over TCP/IP networks. We believe that this new version will allow our customers to more easily make the transition from legacy telecommunications to voice over IP. For enterprises, we are now testing a new version of our Communité™ unified communications product that includes new features including better scalability, user-definable distribution lists, and many others. Communité also includes multi-tenant capabilities for service providers.

        Develop new products.    We have recently introduced three new products targeted at the broad market for enterprise solutions—Communité™, Mobilité™, and Vocalité™. We believe that these products can meet the needs of even large organizations for unified communications, wireless application development, and speech-enabled interactive voice response, respectively. Communité™ makes use of Microsoft Active Directory and Exchange 2000 in order to handle large numbers of users for a universal inbox that places voice mail messages and faxes in corporate e-mail inboxes. Mobilité is a platform that allows organizations to build and deploy complex business applications that run on personal digital assistants or PDAs with wireless connectivity such as the Palm™ VII and 507 from Palm Corporation, the BlackBerry™ from Research In Motion Limited, and devices based on the Pocket PC platform from Microsoft Corporation. Mobilité™ is based on the same software platform as CIC, Enterprise Interaction Center®, or EIC, and Service Interaction Center™, or SIC, but adds extensions necessary to communicate with and control wireless devices. Vocalité combines the call processing, data access, and speech recognition capabilities of CIC into a stand-alone interactive voice response or IVR product suitable for both large and small applications.

        Further expand our global distribution channel.    We plan to further expand our existing distribution channel, which currently consists of over 140 resellers in more than 30 countries. Our expansion efforts include a significant focus on broadening our distribution channel in North America and we also plan to expand our distribution channel in Europe, the Asia/Pacific region, and Latin America. Currently, we have over 90 resellers and a 55-person field sales force that manages, supports and develops our distribution channel in North America and more than 50 resellers and a 25-person field sales force in Europe and the Asia/Pacific region. We have also signed a reseller in each of India, South Africa, Turkey, Egypt, and Central and South America. We intend to continue to broaden our geographic and market presence through our reseller coverage to enhance our market share position.

        Develop our strategic business relationships.    We have strategic relationships with both emerging and leading technology companies, including Aculab plc, Cisco Systems, Inc., Dialogic Corporation, Microsoft Corporation, Nuance Communications, Inc., and Talisma Corporation. As evidence of our commitment to growth, Microsoft Corporation recognized us in 1999 as the ninth fastest growing independent software vendor using Microsoft Windows®. In addition to these technical and marketing relationships, we are currently operating under strategic OEM agreements with Pivotal Corporation and Vertical Networks, Inc. Under the terms of these agreements, our OEM partners incorporate portions of our technology within their products. We are currently pursuing OEM relationships with network equipment vendors, developers of customer relationship management (CRM) software, and other high tech companies. We also intend to evaluate strategic acquisitions and investment opportunities for products and technologies to complement or extend our existing products, offer access to additional distribution channels or increase our customer base.

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

  •
  e-FAQ™, an e-mail response management solution;

  •
  Communité™, a unified communications product for enterprises;

  •
  Mobilité ™, an application development and deployment product for wireless PDAs; and

  •
  Vocalité™, a speech-enabled interactive voice response product.

  I3 Customer Interaction Center™ or CIC

        CIC turns a Windows® 2000 server containing the appropriate voice processing boards into a comprehensive interaction management solution. Customers connect their telephone trunk lines, handsets and headsets to the CIC server and gain an integrated communications system, capable of meeting an organization's specific interaction processing requirements. We allow our end-user customers to license all or some specific combinations of the features of CIC. CIC provides organizations with a broad array of communications and interaction processing capabilities, including:

  –
  Telephone system—allows end-users to place and receive telephone calls just like a private branch exchange or PBX. Analog trunks and digital trunks, such as T1/E1, ISDN and PRI, from the telephone company can be connected to a CIC server as well as the twisted pair connections to desktop phones. In addition to basic hold and transfer operations, CIC provides text-to-speech, speech recognition and support for conference calls with up to 32 participants. CIC also includes support for Session Initiation Protocol or SIP, for integration with voice over IP or VoIP systems.
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

        We have developed local language versions of CIC Version 2.1, our most recent version, for those countries that currently have localized language for Version 2.0, our prior version.

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

  Communité™

        Communité™ is a replacement for legacy voice mail systems. It integrates with corporate e-mail systems such as Microsoft® Exchange 2000 to place voice mail messages and faxes into end-user e-mail inboxes. In this way, end-users can access all types of messages from a single location. End-users can access their messages by means of an e-mail client such as Microsoft® Outlook, a Web browser, or a touch-tone phone. In addition to these unified messaging capabilities, Communité™ provides one-number "follow me" features, call recording, and other personal communication management features.

  Mobilité™

        Mobilité™ is a platform for the rapid development and deployment of business applications that run on wireless PDAs such as RIM Blackberries, Palms, and Pocket PC devices. Mobilité™ includes an engine that runs on the end-user PDA™ and an application server. Graphical tools allow developers to design the user interface and application flow. The Mobilité™ server can access databases, mainframes, e-mail systems, [LDAP]directories, Web services, and other corporate information technology assets. In addition, it can generate phone calls and otherwise integrate with PBXs and VoIP systems from vendors such as Cisco Systems, Inc. Mobilité™ applications can be deployed on any supported wireless device and are fully encrypted for end-to-end security. Applications can be updated at any time and updates are automatically distributed to end-users whenever they run an application, eliminating version control and software distribution problems.

  Vocalité™

        Vocalité™ is a speech-enabled interactive voice response or IVR system. The software leverages the capabilities of the Interaction Center Platform underlying all Interactive Intelligence products to allow organizations to create a variety of self-service applications. Callers can make use of touch-tones or spoken responses to navigate menus and perform transactions. Applications can access databases, mainframes, e-mail systems, [LDAP] directories, Web services, and other information sources. A graphical application generator allows developers to quickly create and modify IVR applications. Applications can be deployed without taking the server out of production and can run on multiple servers for scalability and fault tolerance.

Technology

        We have developed a number of innovative technologies that underlie our family of products, including:

        Universal interaction engine.    At the core of all Interactive Intelligence products is an event-processing engine that determines how different types of communications events are handled. This engine makes use of a state machine engine to dispatch events, such as incoming telephone calls, to software objects that process them. This approach allows us to handle large numbers of communications events under Windows® 2000. It also provides an architectural control point around which we can create new services.

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

        Graphical application generator.    Underlying our entire suite of products is a single graphical application generator called Interaction Designer®. This development tool allows users to visually lay out logic that determines how different types of events are to be processed. Interaction Designer® includes a tool palette of over one hundred objects that can be dragged into a workspace and linked together. Once the handler for a particular event is complete, Interaction Designer® generates a binary state machine and executes it in the universal interaction engine. This means that organizations can change the ways in which different interactions are processed without restarting devices.

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

Research and Development

        We believe that strong product development capabilities are essential to our strategy of building on our position as a technological leader in our industry, maintaining the competitiveness of our current products and adding new features, functions and products. Our product development team consists of professionals with expertise in software, telecommunications and computer hardware, many of whom have years of experience at industry leading companies in these segments, such as Microsoft Corporation, Lucent Technologies Inc. and Nortel Networks Corporation. We believe that this combination of diverse technical and communications expertise contributes to the highly integrated functionality of our software products and provides us with a competitive advantage.

        Currently, we are both a Microsoft Certified Developer as well as a Microsoft Certified Solutions Provider. These designations give us early access to Microsoft technology, allowing us to develop products more quickly and make them interoperate more effectively with Microsoft products.

        Research and development expenses were approximately $7.0 million in 1999, $10.8 million in 2000 and $15.6 million in 2001. Our research and development staff has grown from 27 employees as of December 31, 1997 to 134 employees as of December 31, 2001. We believe that investment in and an emphasis on research and development is important for us to maintain or enhance our competitive position in the industry.

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

        Educational services.    We place primary emphasis on providing a comprehensive technical and sales education program to our resellers, end user customers, and OEM partners. We have formal certification programs covering pre- and post-sales engineering, installation and trouble shooting, implementation and project management, system administration and application development. Several credits for our supplementary or advanced educational offerings are included in our annual reseller agreement and each subsequent annual renewal. For resellers, OEM partners, and end-user customers who would like additional supplementary or advanced training, we offer classes that we bill on a per class basis.

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

Sales and Marketing

        We distribute our software products primarily through our network of resellers. We also maintain a field sales force to support our resellers, as well as engage in some direct sales efforts. In addition, we engage in a number of marketing activities to support our sales efforts. As of December 31, 2001, we employed 109 people in sales and marketing.

        Resellers.    We have a network of over 140 resellers that distribute our software products in North America, Europe, and the Asia/Pacific region. Our resellers have a presence in more than 30 countries and 30 states. We intend to continue to broaden our geographic and market presence through our reseller coverage in order to enhance our market share position.

        OEM partners.    We have five OEM partners who currently plan to incorporate or market portions of our software solutions in conjunction with their technology. These OEM partners currently plan to target both call (contact) center and enterprise prospects.

        Sales force.    To help our resellers and OEM partners be as productive as possible, we have developed a field sales force that manages, supports and assists in the development of our reseller network and reseller and OEM opportunities. Our North American field sales force also makes direct sales to end-user customers. In North America, our field sales force is located in Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Minnesota, Missouri, New York, North Carolina, Ohio, South Carolina, Texas, Virginia, Washington and Wisconsin. Internationally, our field sales force is located in Australia, Canada, France, Germany, Japan, Korea, Malaysia, the Netherlands, Singapore, Sweden and the United Kingdom.

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

Customers

        As of December 31, 2001, we had licensed our products to more than 900 end-user customers in North America, Europe, the Asia/Pacific region, Central and South America, and South Africa, including:

Abbott Laboratories	Motorola Employee Credit Union
American Family Insurance Group	Pacific Access
Bank of China	Peoplesoft, Inc.
Blue Cross Blue Shield of Rochester	Pivotal Corportation
BMW Financial Services (Italy)	Prudential Financial (Asia)
The Boeing Company	Pulte Mortgage
Bridgestone/Firestone Americas Holding, Inc.	Robert Half International, Inc.
The Christian Broadcasting Network	Sabre, Inc.
Citizens Gas and Coke Utility	Scientific Atlanta, Inc.
Cox Enterprises, Inc.	Sony Korea
Direct TV Latin America, LLC	Shinsei Bank.
Eli Lilly and Company	State of California
E.piphany	Walgreen's Co.
Kohl's Corporation	Wal-Mart Stores, Inc.
Leo Burnett Worldwide, LLC	Union Planter's Bank
Marathon Ashland Petroleum LLC

No end-user customer or reseller accounted for 10% or more of our revenues in 2001, 2000 or 1999.

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

        These competitors include Alcatel, Apropos Technology, Inc., Aspect Communications Corporation, Avaya Inc., Cisco Systems, Inc., Davox Corporation (which acquired CellIt, Inc.), divine, Inc. (which acquired eShare Communications, Inc. and has announced an acquisition of Delano Technological Corp.), eGain Communications Corporation, Kana Software, Inc., Lucent Technologies Inc., Nortel Networks Corporation, Rockwell International Corporation and Siemens Nixdorf Informations Systems AG/FI. We also compete with other new or recent entrants to the marketplace.

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

  –
  patent, copyright, trade secret and trademark laws;
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

        We currently do not hold any patents. However, we have filed numerous patent applications relating to technology embodied in our software products. We hold the registered trademarks for Interactive Intelligence®, Enterprise Interaction Center®, Interaction Client®, Interaction Designer®, Interaction Administrator®, Interaction Recorder®, and the Spirograph logo in the U.S. and have trademark applications pending in the U.S. for the following marks: Interaction Dialer, Interaction Director, Interaction Web, Multimedia Queuing, e-FAQ, I3 Customer Interaction Center, Interactive Intelligence Customer Interaction Center, Interaction Center Platform, Interaction FAQ, Mobilité, Communité, Vocalité, Service Interaction Center, Wireless Interaction Center, and Wireless Interaction Client.

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

Employees

        As of December 31, 2001, we had 385 employees worldwide, including 134 in research and development, 101 in client services, 109 in sales and marketing and 41 in administration. Our future performance depends in significant part upon the continued service of our key sales and marketing, technical and senior management personnel and our continuing ability to attract and retain highly qualified personnel. Competition for these personnel is intense and we cannot assure you that we will be successful in attracting or retaining these personnel in the future.

        We believe that we have a unique corporate culture that attracts highly qualified and motivated employees. We emphasize teamwork, flexible work arrangements, local decision-making and open communications. Every employee has been granted stock options. None of our employees is represented by a labor union and, except for 25 employees working in France who are required by French law to be subject to a collective bargaining agreement, none of our employees is subject to a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Item 2. Properties.

        We lease approximately 45,000 square feet of office space in our headquarters building in Indianapolis, Indiana. As of December 31, 2001, the lease required payments of approximately $1.9 million over the remaining term of the lease, which expires on February 29, 2004. We also lease approximately 33,000 square feet in other office buildings in Indianapolis, Indiana, for use mainly by our services organization, as well as marketing and general and administrative departments. The leases under which we lease these office spaces expire on March 1, 2004 and February 14, 2005.

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

        In April 2001, the Company entered into a non-cancelable lease agreement for a new, approximately 120,000 square foot corporate headquarters building, with a targeted occupation date of April 2003. (See Management Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources for further discussion).

        We believe that our existing facilities are adequate for our current needs and that additional space will be available as needed.

Item 3. Legal Proceedings.

        In June 1999 and September 1999, the Company received letters from a competitor in the call center market claiming that the Company's products utilize technologies pioneered and patented by that competitor. The Company's patent counsel has reviewed all of the patents listed in the letters. Based on the advice of the Company's patent counsel, the Company believes that its products do not infringe any of the patents listed in either letter. The Company has discussed its conclusion with the competitor and has also discussed possible licensing of certain technologies from the competitor. The Company cannot assure you that this matter can be resolved amicably without litigation, or that it will ultimately be able to enter into a licensing arrangement on terms and conditions that would not have a material adverse effect on the Company's business, financial condition or results of operations.

        In June 2000 and October 2001, the Company received letters from a competitor in the outbound call center market claiming that the Company's products utilize technologies pioneered and patented by the competitor. These patents were transferred to a different competitor during 2001, which competitor renewed contact with the Company in February, 2002, and discussions are now under way between the Company and this competitor. Although the Company's patent counsel has not determined the validity of these patents, the Company is discussing the possible licensing of certain technologies from the competitor. The Company cannot assure you that these claims can be resolved amicably without litigation, or that it will be able to enter into licensing arrangements on terms and conditions that would not have a material adverse effect on the Company's business, financial condition or results of operations.

        In July 2000, the Company received a letter from Avaya, Inc., a competitor in the call center market, claiming that the Company's products utilize technologies pioneered and patented by them. As a result of subsequent discussions, the Company accrued an appropriate amount for the licensing of certain technologies related to 2001 and prior years in the financial statements for the year ended December 31, 2001. An agreement was finalized and executed in February 2002 and the Company believes the terms and conditions of the licensing arrangement will not have a material adverse effect on the Company's business, financial condition or results of operations.

        We are also subject to ordinary and routine claims, lawsuits and proceedings incidental to our business, none of which is expected to be material to our results of operations, financial condition or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Executive Officers of the Registrant

        The following table sets forth information about our executive officers and significant employees:

Name	Age	Position
Donald E. Brown, M.D.	46	Chairman of the Board, President and Chief Executive Officer
John R. Gibbs	51	Executive Vice President of Administration and Corporate Development and Director
Keith A. Midkiff	39	Chief Financial Officer, Corporate Secretary, and Treasurer
Jeremiah J. Fleming	44	Executive Vice President of Sales, The Americas and Europe, Middle East and Africa
Michael E. Ford	49	Vice President of Operations, Europe, Middle East and Africa
David N. Hudson	47	Vice President of Sales, Asia/Pacific
Pamela Jo Hynes (1)	40	Vice President of Client Services, The Americas and Europe, Middle East, and Africa
Joseph M. Adams (1)	46	Vice President of Market Development
Michael D. Gagle, Ph.D. (1)	51	Chief Scientist

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

        John R. Gibbs co-founded Interactive Intelligence in October 1994 and has served as Executive Vice President of Administration and Corporate Development since January 1995. Mr. Gibbs served as Treasurer from April 1995 until May 2001. Mr. Gibbs also served as Secretary from April 1995 to January 1997. Mr. Gibbs has been a director since April 1995. From March 1992 until October 1994, Mr. Gibbs was an independent management consultant, serving mostly entrepreneurial and emerging growth companies. He also has prior experience as an executive for high technology companies. While a consultant, Mr. Gibbs served as the first Executive Director of the Indiana Software Association. Mr. Gibbs holds a B.S. degree in business economics and public policy from Indiana University. He also attended M.B.A. school at Indiana University.

        Keith A. Midkiff has served as Chief Financial Officer since January 2002 and Treasurer and Corporate Secretary since November 2001. Prior to that, Mr. Midkiff served as Vice President of Finance since March 1999 and as Controller since joining Interactive Intelligence in February 1997. Mr. Midkiff was Vice President of Finance and Chief Financial Officer of Alta Analytics, Inc., a developer of data analysis software, from December 1996 to February 1997. From June 1993 to December 1996, he served as Controller of Software Artistry, which became a public company in March 1995. Mr. Midkiff holds a

M.B.A. degree from Indiana University and a dual B.S. degree in accounting and finance from Ohio State University.

        Jeremiah J. Fleming has served as Vice President of Sales, The Americas and Europe, Middle East, and Africa since May 2001. Mr. Fleming served as Vice President of Sales, The Americas since joining Interactive Intelligence in March 1997. From January 1995 to February 1997, Mr. Fleming served as Vice President, Domestic Sales of Software Artistry. From 1992 to December 1994, he held sales positions of increasing responsibility at Software Artistry, including Manager, Central Region Sales from January 1993 to December 1994. He performed various sales capacities at Pansophic Systems, Inc., a developer of business software, from 1989 to 1991, concluding as the Midwest Regional Manager. Mr. Fleming holds both a M.B.A. degree and a B.A. degree in political science and philosophy from the University of Missouri.

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

        David N. Hudson has served as Vice President of Sales, Asia /Pacific, for Interactive Intelligence since January 2002. Mr. Hudson had served as Senior Regional Director of Asia Pacific and Japan since 1999 of Remedy Corporation, a developer of enterprise software which was acquired by Peregrine, Inc. in August 2001. Mr. Hudson served as Senior Account Manager for Enterprise Software Sales since joining that company in 1996. Prior to Remedy Corporation, Mr. Hudson held various sales and sales management positions at prominent companies such as 3M UK, Memorex Telex UK and BMC Software. Mr. Hudson has a bachelor's degree with honors from Madeley College of Education in the United Kingdom in 1979.

        Pamela Jo Hynes has served as Vice President of Client Services, The Americas and Europe, Middle East and Africa since July 2001. Mrs. Hynes served as Vice President of North American Client Services since September 1999 and as Director of Client Services since joining Interactive Intelligence in November 1996. Mrs. Hynes was an Account Manager at Software Artistry from July 1996 to October 1996 and the Support Services Manager of Software Artistry from August 1992 to July 1996. Prior to August 1992, she served in a number of technical roles at Software Artistry, including Application Development, Technical Instructor and Field Engineer. Before joining Software Artistry, she served as Technical Support Engineer at American Financial Resources, a software development company. Mrs. Hynes holds a B.S. degree in management information systems from New Hampshire College.

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

        (Pursuant to General Instruction G(3) of Form 10-K, the foregoing information regarding executive officers and significant employees is included as a separate Item in Part I of this Annual Report on Form 10-K in lieu of being included in our Proxy Statement for our 2002 Annual Meeting of Shareholders.)

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

	High	Low
Quarter ended March 31, 2000	$54.500	$22.125
Quarter ended June 30, 2000	$44.125	$19.875
Quarter ended September 30, 2000	$48.938	$30.938
Quarter ended December 31, 2000	$42.000	$20.000
Quarter ended March 31, 2001	$36.500	$11.630
Quarter ended June 30, 2001	$18.200	$10.600
Quarter ended September 30, 2001	$11.000	$4.150
Quarter ended December 31, 2001	$7.370	$3.550

        As of March 15, 2002, we had 121 shareholders of record of our common stock. In addition, we believe we have approximately 4,600 beneficial owners, whose shares of common stock are held in the names of brokers, dealers, and clearing agencies.

        We have never paid cash dividends on our capital stock and do not expect to pay cash dividends in the foreseeable future. In addition, our bank credit agreement currently restricts our ability to pay cash dividends without the bank's consent.

(b) Sales of Unregistered Securities

        The following information is furnished as to our securities sold during 2001 that were not registered under the Securities Act of 1933, as amended.

        (i)    On January 25, 2001, we sold 515,517 shares of common stock at a price of $29.00 per share in a private offering to Cisco Systems, Inc. The total gross proceeds from the sale were approximately $15.0 million. The net proceeds from the sale will be used for general corporate purposes. The shares were exempt from the registration requirements of the Securities Act of 1933 (the "Act") under Section 4(2) of the Act.

(c) Use of Proceeds

        The shares of our common stock issued in the initial public offering were registered on a Registration Statement on Form S-1 (Registration No. 333-49509) which was declared effective on September 22, 1999.

From the effective date of such Registration Statement to date, the proceeds generated by our initial public offering have been used as described in our report on Form 10-Q for the quarter ended September 30, 1999 and in addition approximately $24.1 million, the remainder of the proceeds from that offering, have been used for working capital.

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

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Software	$33,547	$28,121	$14,231	$7,662	$1,265
Services	16,557	10,475	4,850	1,349	325

Total revenues	50,104	38,596	19,081	9,011	1,590
Costs and expenses:
Costs of software	994	540	194	59	38
Costs of services	13,362	10,118	5,728	3,381	1,258
Sales and marketing	22,167	17,486	10,175	6,623	2,519
Research and development	15,616	10,835	6,967	4,065	2,118
General and administrative	6,786	5,158	2,773	1,407	742
Special Charges	1,056	—	—	—	—

Total costs and expenses	59,981	44,137	25,837	15,535	6,675

Operating loss	(9,877)	(5,541)	(6,756)	(6,524)	(5,085)
Interest income (expense), net	1,169	1,108	(361)	(868)	(361)

Loss before income taxes	(8,708)	(4,433)	(7,117)	(7,392)	(5,446)
Income taxes	271	180	—	—	—

Net loss	$(8,979)	$(4,613)	$(7,117)	$(7,392)	$(5,446)

Basic and diluted net loss per share	$(0.60)	$(0.33)	$(0.62)	$(0.84)	$(0.71)
Shares used in per share computation	15,058	14,171	11,469	8,816	7,642
	December 31,
	2001	2000	1999	1998	1997
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$14,503	$1,999	$2,235	$2,021	$390
Working capital (deficit)	17,613	10,497	10,709	1,731	(1,575)
Total assets	42,509	33,651	32,370	8,239	3,141
Long-term debt	—	—	377	9,490	5,872
Total shareholders' equity (deficit)	28,275	20,805	24,155	(5,154)	(6,217)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

        Certain statements in this Form 10-K contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended) that involves risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can be identified by their use of such verbs as "expects," "anticipates," and "believes" or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, the "Factors that may affect our future operating results" described herein.

Overview

        We commenced operations in October 1994, and focused primarily on research and development activities until our first commercial product was released in March 1997. Since 1997, we have expanded our operations to capitalize on market demand for communications and interaction management software. We decided, at the expense of profitability, to continue investing significantly in research and development, and to accelerate our investments in marketing, services and sales operations. We had no revenue in 1996, and our total revenues were $1.6 million in 1997, $9.0 million in 1998, $19.1 million in 1999, $38.6 million in 2000 and $50.1 million in 2001. However, we cannot assure you that our revenues will grow at such rates or at all in the future.

        We believe our investments in research and development and in marketing, services and sales operations will continue to be critical in maximizing our revenue. However, these investments have also significantly increased our operating costs and expenses, contributing to the operating and net losses that we have incurred in each fiscal quarter since our formation. We anticipate that we will continue to incur substantial operating costs and expenses for the foreseeable future in research and development, marketing, services and sales operations. Accordingly, we may continue to experience losses and/or negative cash flows from operations in future quarters. We cannot assure you when or if we will achieve profitability or, if achieved, that we will be able to sustain profitability. Our operating results have varied significantly from quarter to quarter and may continue to do so in the future. As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, and you should not rely on them as an indication of our future performance.

        In July 2001, we commenced a restructuring program to reduce expenses and improve efficiency due to macro-economic and capital spending issues affecting our industry. This program included a worldwide workforce reduction, consolidation of excess facilities, and restructuring of certain business agreements, functions, and relationships. The restructuring program resulted in the reduction of approximately ten percent of our worldwide workforce. This reduction affected most business functions and geographic regions. Additionally in October 2001, we agreed to acquire the remaining interest of Interactive Portal, a developer of large-scale unified messaging products, for net book value.

Sources of Revenue and Revenue Recognition Policy

        We generate a majority of our revenues from software license fees. Most of our software license fees originate from the marketing efforts of our resellers, who are authorized to place software orders with us on behalf of end-user customers. We share end-user customer software license fees with these resellers in varying percentages of our list price, according to the terms of their reseller agreements. In addition to generating software license fees indirectly through resellers, we also receive some software license fees from end-user customers that we deal with directly.

        In accordance with AICPA Statement of Position (SOP) 97-2 as amended by SOP 98-4 and SOP 98-9, software license revenues can be recognized upon the shipment of software if:

  •
  persuasive evidence of an arrangement exists,

  •
  sufficient vendor-specific objective evidence exists to support allocating the total fee to all elements of the arrangement,

  •
  the fee is fixed or determinable, and

  •
  collection is probable.

        As a result, we typically recognize software license fees only when a reseller places a binding order for our software, which gives the reseller the right to distribute our products to end-user customers. If the order includes an acceptance period, we recognize revenues upon the earlier of order acceptance or the expiration of the acceptance period.

        We also generate revenues from services that we provide to our resellers and end-user customers. Services revenues include product maintenance revenues, which consist of technical support and product upgrades, educational services and professional services. Our initial software license generally includes one year of maintenance. Generally, to continue using our software after this initial period, our end-user customers must purchase annual ongoing product maintenance, which is priced at approximately 18% of the current list price of the licensed product. We share maintenance revenues with those resellers who provide first-level technical support according to the terms of their reseller agreements. When these revenues are shared with resellers, we typically receive between 50% and 70% of the amount charged to the end-user customer. We recognize product maintenance revenues on a straight-line basis over the term of the initial software license and each subsequent annual product maintenance purchase. Revenues from educational services, which consist of training courses for resellers and end-user customers, and professional services, which include implementing and customizing our products for an end-user customer, are typically recognized as the related services are performed.

Historical Results of Operations

        The following table sets forth, for the periods indicated, our consolidated financial information expressed as a percentage of total revenues:

	Year ended December 31,
	2001	2000	1999
Revenues:
Software	67%	73%	75%
Services	33	27	25

Total revenues	100	100	100
Costs and expenses:
Costs of software	2	2	1
Costs of services	27	26	30
Sales and marketing	44	45	53
Research and development	31	28	36
General and administrative	14	14	15
Special charges	2	—	—

Total costs and expenses	120	115	135

Operating loss	(20)	(15)	(35)
Interest income (expense), net	2	3	(2)

Loss before income taxes	(18)	(12)	(37)
Income taxes	1	—	—

Net loss	(19)%	(12)%	(37)%

Comparison of Fiscal Years Ended December 31, 2001, 2000, and 1999

Revenues

        Our total revenues increased to $50.1 million in 2001 from $38.6 million in 2000 and $19.1 million in 1999. Non-North American revenues were $10.5 million, $9.7 million, and $3.6 million in 2001, 2000, and 1999, respectively. The increase in total revenues was primarily due to increased product maintenance revenues and, to a lesser extent, software license fees from both new and existing customers. In addition, 2001 revenues included $2.0 million from a Cisco Systems, Inc. OEM agreement which has been terminated. We do not believe that the percentage increases in revenues achieved in prior periods should be anticipated in future periods. We anticipate that software license fees will continue to represent a majority of our revenues for the foreseeable future.

        Software.    Our software revenues increased to $33.6 million in 2001 from $28.1 million in 2000 and $14.2 million in 1999. Despite a challenging global economy, the increase in software revenues in 2001 from 2000 resulted from increased market penetration for our products, increased production from our worldwide reseller channel, and increased direct end-user transactions in North America. The increase in software revenues in 2000 from 1999 resulted from continued market acceptance for our Interaction Center Platform™ products, initial market acceptance for our other related products, and a growing geographic presence in North America, Europe, and the Asia/Pacific region.

        Our software revenues are difficult to forecast and depend on the overall demand for communications and interaction software, which is largely driven by general business and economic conditions. Due to the weakening worldwide economy, we experienced a decrease in our year-over-year growth rate for the first time in our history. Software revenues as a percentage of total revenues decreased from 73% in 2000 to 67% in 2001. In addition to the weakening economy, the decrease can also be attributed to the growth of our services, which is driven by our larger customer base.

        Services.    Services revenues increased to $16.6 million in 2001 from $10.5 million in 2000 and $4.9 million in 1999. The increase in services revenues in 2001 from 2000 and 1999 was primarily due to an increase in product maintenance revenues, which is related to our growing installed base of end-user customers. We also realized additional education revenues and additional implementation and customization revenues from our professional services organization. We expect services revenues growth to be slightly higher than software revenues growth, principally due to increased product maintenance revenues associated with a growing cumulative customer base.

Costs and Expenses

        As a percentage of total revenues, our costs and expenses increased to 120% in 2001 from 115% in 2000; however the percentage decreased from 135% in 1999. Our total costs and expenses increased to $60.0 million in 2001 from $44.1 million in 2000 and $25.8 million in 1999; the increase in amount was primarily due to increases in investments in our research and development, marketing, sales and services efforts and special charges related to our restructuring.

        Costs of software.    Costs of software consist primarily of product and software royalties paid to third-parties for the use of their technologies in our products and, to a lesser extent, software packaging costs, which includes product media, duplication and documentation. Costs of software increased to $994,000 in 2001 from $540,000 in 2000 and $194,000 in 1999, representing 3% of software revenues in 2001, 2% of software revenues in 2000 and 1% of software revenues in 1999. The increase in amount was due to royalties owed and accrued as a result of higher software revenues and software packaging costs associated with the releases of our Interaction Center Platform™ products and other related products. We expect product and software royalties to continue to increase as we release additional products, release additional versions of our existing products, and integrate additional third-party functions and features into our product offerings.

        Costs of services.    Costs of services consist primarily of compensation expenses for technical support, education, and professional services personnel and other costs associated with supporting our resellers and end-user customers. Costs of services increased to $13.4 million in 2001 from $10.1 million in 2000 and $5.7 million in 1999. As a percentage of total services revenues, cost of services represented 81%, 97%, and 118% in 2001, 2000 and 1999, respectively. The increase in expense reflects an ongoing effort to maximize our reseller effectiveness and end-user customer satisfaction through the development and expansion of our technical support, education and professional services organizations. We expect that costs of services will increase as related services revenues increase, and we make continued investments to support our end-user customer base and resellers.

        Sales and marketing.    Sales and marketing expenses consist of compensation expenses, including sales commissions, travel expenses, trade shows, telemarketing campaigns, public relations and other promotional expenses. Sales and marketing expenses increased to $22.2 million in 2001 from $17.5 million in 2000 and $10.2 million in 1999. The increase in expenses reflects the expansion of our worldwide sales and marketing organizations, higher sales compensation expenses associated with higher software revenues, and increases in worldwide marketing activities such as marketing communication efforts, trade shows and advertising. We plan to continue investing significantly in sales and marketing efforts.

        Research and development.    Research and development expenses consist primarily of compensation expenses for our developers and third party efforts to develop new products and enhance existing products, including adapting our products for specific non-English languages and allowing our products to effectively run with alternative hardware configurations. Research and development expenses increased to $15.6 million in 2001 from $10.8 million in 2000 and $7.0 million in 1999. Currently, all costs related to research and development of our products are charged to research and development expenses as incurred. The dollar increases in research and development expenses were due to the hiring of software developers and third party efforts required to enhance our existing products, investigate, design and develop new products, and localize our products into other languages, including French, German, Italian, Japanese, Korean, Portuguese, Spanish, and Taiwanese. We believe that a significant investment in research and development has been, and will continue to be, critical to maintaining and potentially increasing the market acceptance of our products.

        General and administrative.    General and administrative expenses consist primarily of compensation for our administrative, financial, and information technology personnel, and a number of non-allocable costs, including legal and other professional service fees. General and administrative expenses increased to $6.8 million in 2001 from $5.2 million in 2000 and $2.8 million in 1999. The increases in 2001 from 2000 and 1999 were primarily due to the addition of personnel necessary to support our growing operations and an increased amount of legal and other professional service fees. Over the next year, we believe our general and administrative expenses will remain near the 2001 amount.

        Special Charges.    In 2001, we incurred a restructuring charge of approximately $456,000, primarily consisting of severance payments, benefits and other related costs from the reduction of our workforce by 10%, or approximately 40 people.

        Also in 2001, as a result of the decline in Interactive Portal's current business condition, we wrote down the carrying value of our investment in Interactive Portal, which resulted in a non-recurring charge of approximately $600,000. Subsequent to the write down, we acquired the remaining 81% of Interactive Portal, Inc. The purchase price was based on the net book value of Interactive Portal, Inc. We issued an aggregate of 99,136 shares of common stock at $5.00 per share as payment of the purchase price.

Interest income (expense), net

        Interest income, net was $1.2 million in 2001, $1.1 million in 2000 and interest expense, net was $361,000 in 1999. The slight increase in interest income in 2001 from 2000 can be attributed to the interest earned on the funds provided by the equity investment made by Cisco, offset partially by the substantial decrease in interest rates. The change to net interest income in 2000 from net interest expense in 1999 was due to investing the proceeds from our initial public offering in interest-bearing securities after repaying all outstanding debt except for capital lease lines.

Income taxes

        For U.S. corporate income tax purposes, we did not recognize a tax benefit related to U.S. federal or state income taxes during 2001, 2000 or 1999 because of the uncertainty of eventually realizing the benefits of our operating losses. We recognized a tax expense related to our international operations of $271,000 in 2001 and $180,000 in 2000.

Liquidity and Capital Resources

        As of December 31, 2001, we had $14.5 million in cash and cash equivalents, $7.6 million in short-term investments, and a working capital balance of $17.6 million.

        In September 1999, we sold 3.0 million shares of common stock in our initial public offering, generating $39.0 million in cash, before offering expenses and $34.9 million in cash, after offering expenses. Prior to our initial public offering, we funded our operations primarily through equity and debt infusions from our principal stockholder, Dr. Brown, and a $5.0 million equity investment by Dialogic

Investment Corporation (formerly a subsidiary of Dialogic Corporation), and borrowings under commercial lines of credit.

        On January 25, 2001 we received an equity investment from Cisco Systems, Inc. We sold 515,517 shares of common stock at a price of $29.00 per share, yielding approximately $15.0 million in cash.

        Our operating activities resulted in net cash outflows of $1.9 million in 2001, $2.9 million in 2000, and $2.6 million in 1999. The operating cash outflows for these periods resulted from significant investments in research and development, sales, marketing and services, which led to operating losses in all periods. The net operating cash outflow for 2000 was primarily the result of our operating loss and an increase in accounts receivable, partially offset by an increase in accounts payable, deferred revenue and the non-cash depreciation amount. The net operating cash outflow of 2001 was largely due to the operating loss, offset by an increase in deferred revenue and the non-cash depreciation amount.

        In 2001, our investing activities consisted principally of capital expenditures for property and equipment and purchases and sales of investments. We invested $5.0 million in property and equipment in 2001. These capital expenditures consisted mainly of hardware, software, equipment, and furniture for our employees, and our research and development needs, including test equipment. At December 31, 2001, we did not have any material commitments for future capital expenditures.

        In April 2001, we entered into a non-cancelable lease agreement for a new, approximately 120,000 square foot corporate headquarters building with a targeted occupation date of April 2003. Over the life of the lease, we are committed to expend approximately $35.0 million in rent payments.

        For 2000, we generated $580,000 in net proceeds from financing activities that included stock options exercised, partially offset by scheduled repayments of our capital lease obligations. In 2001, we generated $15.6 million in net proceeds from financing activities that is mostly attributable to the shares issued in connection with the Cisco equity investment.

        At December 31, 2001, we had no amounts outstanding on our line of credit and were in compliance with all related covenants and restrictions. This line of credit is currently scheduled to expire on April 29, 2002. We intend to renew the line of credit.

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

WE HAVE HISTORICALLY INCURRED LOSSES AND WE MAY NOT ACHIEVE PROFITABILITY

        We have not operated profitably to date. We incurred net losses of $9.0 million, $4.6 million, and $7.1 million in 2001, 2000, and 1999, respectively. At December 31, 2001, we had accumulated losses since inception of $35.4 million. We intend to continue to make significant investments in our research and development, marketing, services and sales operations. We anticipate that these expenses could significantly precede any revenues generated by the increased spending. As a result, we are likely to continue to experience losses and negative cash flow from operations in future quarters. If we do become profitable, we may not sustain or increase our profitability.

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

A DECLINE IN MARKET ACCEPTANCE FOR MICROSOFT CORPORATION TECHNOLOGIES ON WHICH OUR PRODUCTS RELY COULD HAVE A MATERIAL ADVERSE EFFECT ON US

        Our products currently run only on Microsoft Windows 2000® servers. In addition, our products use other Microsoft Corporation technologies, including Microsoft Exchange Server® and Microsoft SQL Server®. A decline in market acceptance for Microsoft technologies or the increased acceptance of other server technologies could cause us to incur significant development costs and could have a material adverse effect on our ability to market our current products. Although we believe that Microsoft technologies will continue to be widely used by businesses, we cannot assure you that businesses will adopt these technologies as anticipated or will not in the future migrate to other computing technologies that we do not currently support. In addition, our products and technologies must continue to be compatible with new developments in Microsoft technologies.

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

SLOW GROWTH, OR A DECLINE IN DEMAND FOR INTERACTION MANAGEMENT SOFTWARE OF THE TYPE WE LICENSE, COULD MATERIALLY ADVERSELY AFFECT OUR GROWTH PROSPECTS

        If the demand for interaction management software of the type we license does not grow within each of our three targeted markets, our ability to grow our business could be materially adversely affected. All of our revenues have been generated from licenses of our Interaction Center Platform™ software or complementary products, and related support, educational and professional services. We expect these products and services to account for the majority of our revenues for the foreseeable future. Although we believe demand for the functions performed by our products is high, the market for our products and services is still emerging. Further, our growth plans require us to successfully attract enterprise and service provider end-user customers.

IF OUR END-USER CUSTOMERS DO NOT PERCEIVE OUR PRODUCTS OR THE RELATED SERVICES PROVIDED BY US OR OUR RESELLERS OR OEM PARTNERS TO BE EFFECTIVE OR OF HIGH QUALITY, OUR BRAND AND NAME RECOGNITION WILL SUFFER

        We believe that establishing and maintaining brand and name recognition is critical for attracting, retaining and expanding end-user customers in our target markets. We also believe that the importance of reputation and name recognition will increase as competition in our market increases. Promotion and enhancement of our name will depend on the effectiveness of our marketing and advertising efforts and on our success in providing high-quality products and related services, neither of which can be assured. If our end-user customers do not perceive our products or related services to be effective or of high quality, our brand and name recognition would suffer which could have a material adverse effect on our business, financial condition or results of operations.

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

        Dialogic Corporation and AcuLab plc are our primary suppliers of the voice processing boards that are used by a majority of our end-user customers for the operation of our products. If a majority of future end-user customers desire to utilize the voice processing boards to enable our products and these suppliers become unable or unwilling to continue to manufacture and supply these voice processing boards in the volume, price and technical specifications we require, then we would have to adapt our products to a substitute supplier. We may not be able to successfully introduce voice processing boards made by a substitute supplier into the available versions of our products. In addition, introducing a substitute supplier of voice processing boards could result in unforeseen additional product development or customization costs and could also introduce hardware and software operating or compatibility problems. We cannot assure you that these issues will not affect product shipments, will not be costly to correct, will not damage our reputation in the markets in which we operate, or will not have a material adverse affect on our business, financial condition or results of operations.

        In addition, Dialogic Corporation's CT Media™ server software offers some of the functionality that our Interaction Center Platform™ products provide and consequently could make it easier for competitors or potential competitors to provide products competitive with ours. If CT Media™ server software were to become an industry standard, our failure to adopt it could disadvantage us in competitive situations. In addition, although neither of our primary suppliers of voice processing boards nor their affiliates currently offer a product that competes with our Interaction Center Platform™ products, they could potentially develop a competitive or superior product.

WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY RIGHTS ADEQUATELY, WHICH COULD ALLOW THIRD PARTIES TO COPY OR OTHERWISE OBTAIN AND USE OUR TECHNOLOGY WITHOUT AUTHORIZATION

        We regard our software products as proprietary. In an effort to protect our proprietary rights, we rely primarily on a combination of patent, copyright, trademark and trade secret laws, as well as licensing and other agreements with consultants, suppliers, strategic and OEM partners, resellers and end-user customers, and employee and third-party non-disclosure agreements. These laws and agreements provide only limited protection of our proprietary rights. In addition, we have not signed agreements containing these types of protective provisions in every case, and the contractual provisions that are in place and the protection they provide vary and may not provide us with adequate protection in all circumstances. Although we have filed patent applications directed to several inventions embodied in our software products, we currently hold no patents. We hold eight U.S. trademark registrations and 22 foreign trademark registrations, and have numerous other trademark applications pending worldwide, as well as having common law rights in other trademarks and service marks. We hold one registered copyright. Because our means of protecting our proprietary rights may not be adequate, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization. A third party could also develop similar technology independently. In addition, the laws of some countries in which we sell our products do not protect our software and intellectual property rights to the same extent as the laws of the United States. Unauthorized copying, use or reverse engineering of our products could materially adversely affect our business, results of operations or financial condition.

        We license technology that is embedded in our products from others. If one or more of these licenses terminates or cannot be renewed on satisfactory terms, we would have to modify the affected products to use alternative technology or eliminate the affected product function, either of which could have a material adverse effect on us.

INFRINGEMENT CLAIMS COULD ADVERSELY AFFECT US

        In June 1999 and September 1999, the Company received letters from a competitor in the call center market claiming that the Company's products utilize technologies pioneered and patented by that competitor. The Company's patent counsel has reviewed all of the patents listed in the letters. Based on the advice of the Company's patent counsel, the Company believes that its products do not infringe any of the patents listed in either letter. The Company has discussed its conclusion with the competitor and has also discussed possible licensing of certain technologies from the competitor. The Company cannot assure you that this matter can be resolved amicably without litigation, or that it will ultimately be able to enter into a licensing arrangement on terms and conditions that would not have a material adverse effect on the Company's business, financial condition or results of operations.

        In June 2000 and October 2001, the Company received letters from a competitor in the outbound call center market claiming that the Company's products utilize technologies pioneered and patented by the competitor. These patents were transferred to a different competitor during 2001, which competitor renewed contact with the Company in February, 2002, and discussions are now under way between the Company and this competitor. Although the Company's patent counsel has not determined the validity of these patents, the Company is discussing the possible licensing of certain technologies from the competitor. The Company cannot assure you that these claims can be resolved amicably without litigation, or that it will be able to enter into licensing arrangements on terms and conditions that would not have a material adverse effect on the Company's business, financial condition or results of operations.

        In July 2000, the Company received a letter from Avaya, Inc., a competitor in the call center market, claiming that the Company's products utilize technologies pioneered and patented by them. As a result of subsequent discussions, the Company accrued an appropriate amount for the licensing of certain technologies related to 2001 and prior years in the financial statements for the year ended December 31, 2001. An agreement was finalized and executed in February 2002 and the Company believes the terms and conditions of the licensing arrangement will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

        In connection with our effort to streamline operations, reduce costs and rationalize our staffing and structure, we had a reduction in 2001 of our worldwide workforce of approximately ten percent. There were substantial costs associated with the workforce reduction related to severance and other employee-related costs, and our restructuring plan may still yield unanticipated consequences, such as attrition beyond our implemented reduction in workforce. As a result, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. The reduction in workforce may reduce employee morale and may create concern among existing employees about job security, which may lead to increased turnover. This reduction in headcount may still subject us to the risk of litigation. In addition, recent trading levels of our common stock have decreased the value of the stock options granted to employees pursuant to our stock option plans. As a result of these factors, our remaining personnel may seek employment with larger, more established companies or companies they perceive as having less volatile stock prices.

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

OUR INTERNATIONAL OPERATIONS AND EXPANSION INVOLVE FINANCIAL AND OPERATIONAL RISKS

        The expansion of our international operations will require significant management attention and financial resources to establish additional foreign operations, hire additional personnel and recruit additional international resellers. Non-North American revenues accounted for 21%, 25%, and 19% of our total revenues in 2001, 2000, and 1999, respectively. To date, our products have been licensed outside North America primarily in Western Europe, South Africa, and Australia. We are also expanding our marketing efforts in Japan, Korea, China and Central and South America. We intend to continue to expand our international operations and enter additional international markets. Revenues from international expansion may be inadequate to cover the expenses of international expansion. In addition to foreign currency fluctuation risks described in the next risk factor, other risks inherent in our international business activities, in the countries in which we have licensed our products to date and in those countries in which we intend to expand, generally could include the following:

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

WE MAY NOT BE ABLE TO OBTAIN ADEQUATE FINANCING TO IMPLEMENT OUR STRATEGY

        Successful implementation of our strategy may require continued access to capital. If we do not generate sufficient cash from operations, our growth could be limited unless we are able to obtain capital through additional debt or equity financings. We cannot assure you that debt or equity financings will be available as required for acquisitions or other needs. Even if financing is available, it may not be on terms that are favorable to us or sufficient for our needs. If we are unable to obtain sufficient financing, we may be unable to fully implement our growth strategy.

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

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

        We develop products in the United States and sell licenses in North America, Europe, the Asia/Pacific region, South Africa, and Central and South America. As a result, our financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. As most sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Additionally, as our business matures in foreign markets, we may offer our products and services in certain local currencies. As a result, we will be subject to foreign currency fluctuations which may have an adverse affect on the company.

        We manage our interest rate risk by maintaining an investment portfolio with debt instruments of high credit quality and relatively short average maturities. We also manage interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Auditors

The Board of Directors
Interactive Intelligence, Inc.

        We have audited the accompanying consolidated balance sheets of Interactive Intelligence, Inc. as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interactive Intelligence, Inc. at December 31, 2001 and 2000 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                      /s/  ERNST & YOUNG LLP

Indianapolis, Indiana
January 18, 2002, except for Note 13,
as to which the date is February 15, 2002

Interactive Intelligence, Inc.

Consolidated Balance Sheets

As of December 31, 2001 and 2000

(in thousands, except share amounts)

	December 31,
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$14,503	$1,999
Short-term investments	7,581	10,710
Accounts receivable, net of allowance for doubtful accounts accounts of $677 in 2001 and $631 in 2000	8,424	9,478
Prepaid expenses	1,116	970
Other current assets	223	186

Total current assets	31,847	23,343
Property and equipment, net	9,598	8,389
Long-term investments	—	1,012
Other assets, net	1,064	907

Total assets	$42,509	$33,651

Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$3,924	$3,920
Accrued compensation and related expenses	1,096	1,128
Deferred revenue	9,214	7,421
Current portion of capital lease obligations	—	377

Total current liabilities	14,234	12,846
Shareholders' equity:
Preferred stock, no par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 authorized; 15,282,673 issued and outstanding at December 31, 2001, 14,343,907 issued and outstanding at December 31, 2000,	153	143
Additional paid-in capital	63,485	46,995
Accumulated other comprehensive income (loss)	(13)	38
Accumulated deficit	(35,350)	(26,371)

Total shareholders' equity	28,275	20,805

Total liabilities and shareholders' equity	$42,509	$33,651

See accompanying notes.

Interactive Intelligence, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2001, 2000, and 1999

(in thousands, except per share amounts)

	Year Ended December 31,
	2001	2000	1999
Revenues:
Software	$33,547	$28,121	$14,231
Services	16,557	10,475	4,850

Total revenues	50,104	38,596	19,081

Costs and expenses:
Costs of software	994	540	194
Costs of services	13,362	10,118	5,728
Sales and marketing	22,167	17,486	10,175
Research and development	15,616	10,835	6,967
General and administrative	6,786	5,158	2,773
Special charges	1,056	—	—

Total costs and expenses	59,981	44,137	25,837

Operating loss	(9,877)	(5,541)	(6,756)
Interest income (expense), net	1,169	1,108	(361)

Loss before income taxes	(8,708)	(4,433)	(7,117)
Income taxes	271	180	—

Net loss	$(8,979)	$(4,613)	$(7,117)

Net loss per share:
Basic and diluted	$(0.60)	$(0.33)	$(0.62)

Shares used to compute net loss per share:
Basic and diluted	15,058	14,171	11,469

See accompanying notes.

Interactive Intelligence, Inc.

Consolidated Statements of Shareholders' Equity (Deficit)

For the Years Ended December 31, 2001, 2000, and 1999

(in thousands)

	Common Stock			Accumulated Other Comprehensive Income
			Additional Paid-in Capital		Accumulated deficit
	Shares	Amount				Total
Balances, January 1, 1999	10,076	$101	$9,386	$—	$(14,641)	$(5,154)
Conversion of shareholder obligations to equity	130	1	1,083	—	—	1,084
Issuances of common stock	3,014	30	35,042	—	—	35,072
Repurchase of common stock	(7)	—	(74)	—	—	(74)
Exercise of stock options	618	6	276	—	—	282
Amortization of deferred stock based compensation	—	—	62	—	—	62
Net loss	—	—	—	—	(7,117)	(7,117)

Balances, December 31, 1999	13,831	138	45,775	—	(21,758)	24,155
Issuances of common stock	10	—	317	—	—	317
Exercise of stock options	503	5	818	—	—	823
Amortization of deferred stock based compensation	—	—	85	—	—	85
Unrealized gain on investments	—	—	—	38	—	38
Net loss	—	—	—	—	(4,613)	(4,613)

Balances, December 31, 2000	14,344	143	46,995	38	(26,371)	20,805
Issuances of common stock	691	7	15,965	—	—	15,972
Exercise of stock options	248	3	328	—	—	331
Amortization of deferred stock based compensation	—	—	197	—	—	197
Unrealized loss on investments	—	—	—	(51)	—	(51)
Net loss	—	—	—	—	(8,979)	(8,979)

Balances, December 31, 2001	15,283	$153	$63,485	$(13)	$(35,350)	$28,275

See accompanying notes.

Interactive Intelligence, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2001, 2000, and 1999

(in thousands)

	Year Ended December 31,
	2001	2000	1999
Operating activities
Net loss	$(8,979)	$(4,613)	$(7,117)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	4,308	2,871	1,639
Amortization of deferred stock based compensation	197	85	62
Changes in operating assets and liabilities:
Accounts receivable, net	1,054	(5,900)	(309)
Prepaid expenses	(130)	(457)	(244)
Other current assets	(33)	(106)	(5)
Accounts payable and accrued liabilities	(31)	2,114	209
Accrued compensation and related expenses	(32)	644	219
Deferred revenue	1,793	2,433	3,488
Accounts payable and deferred compensation—shareholder	—	—	(584)

Net cash used by operating activities	(1,853)	(2,929)	(2,642)
Investing activities
Purchases of property and equipment, net	(5,030)	(6,788)	(3,671)
Purchases of available-for-sale securities	(10,196)	(2,461)	(26,428)
Sales of available-for-sale securities	14,286	11,907	5,298
Change in other assets	(264)	(545)	(197)

Net cash provided (used) by investing activities	(1,204)	2,113	(24,998)
Financing activities
Borrowings under lines of credit	—	—	2,762
Repayment of lines of credit	—	—	(2,762)
Principal payments on capital lease obligations	(377)	(560)	(541)
Borrowings under notes payable and accrued interest—shareholder	—	—	1,084
Repayments under notes payable and accrued interest—shareholder	—	—	(7,969)
Proceeds from issuances of common stock	15,607	317	35,072
Repurchases of common stock	—	—	(74)
Proceeds from stock options exercised	331	823	282

Net cash provided by financing activities	15,561	580	27,854

Net increase (decrease) in cash and cash equivalents	12,504	(236)	214
Cash and cash equivalents, beginning of year	1,999	2,235	2,021

Cash and cash equivalents, end of year	$14,503	$1,999	$2,235

See accompanying notes.

Interactive Intelligence, Inc.

Notes to Consolidated Financial Statements

December 31, 2001, 2000, and 1999

1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

The Company

        Interactive Intelligence, Inc. ("I3" or the "Company") is a leading provider of software-based interaction management solutions designed to automate communications for contact centers, enterprises, and service providers. Based on an open, unified platform, the Interactive Intelligence product line was designed as a flexible and affordable alternative to traditional telecom solutions. The Company's products provide a complete communications solution including PBX (private branch exchange), ACD (automated call distributor), IVR (interactive voice response), unified communications, and Internet and wireless functionality. The Company currently derives substantially all of its revenues from licenses of its Interaction Center platform products and related services.

        Principal operations of the Company commenced during 1997. Since then, the Company has established wholly-owned subsidiaries in France and Australia. The Company also currently has branch offices in Japan, Korea, Malaysia, the Netherlands, and the United Kingdom. The Company's products are marketed in North America, Central America, South America, Europe, the Asia/Pacific region, Australia, and South Africa.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2001:
Short-term Investments
Corporate Notes	$4,235	$23	$—	$4,258
Other Asset Backed Securities	3,359	12	(48)	3,323

Total Short-term Investments	$7,594	$35	$(48)	$7,581

December 31, 2000:
Short-term Investments
Corporate Notes	$4,054	$1	$—	$4,055
Government Notes	5,152	32	—	5,184
Other Asset Backed Securities	1,471	1	(1)	1,471

Total Short-term Investments	$10,677	$34	$(1)	$10,710

Long-term Investments
Other Asset Backed Securities	$1,007	$5	$—	$1,012

Total Long-term Investments	$1,007	$5	$—	$1,012

        Interest income was approximately $1,193,000 in 2001, $1,173,000 in 2000, and $321,000 in 1999.

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

Advertising

        The Company expenses all advertising costs as incurred. Advertising expense for 2001, 2000, and 1999 were $400,000, $632,000, and $257,000.

Research and Development

        Research and development expenditures are generally charged to operations as incurred. Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant. Through December 31, 2001, all research and development costs have been expensed.

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

Comprehensive Income

        Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). The only item of other comprehensive income (loss) which the Company currently reports is unrealized gains (losses) on marketable securities. Total comprehensive loss for the year ended December 31, 2001 was approximately $9,030,000.

2. PROPERTY AND EQUIPMENT

        Property and equipment, including capital leases, are summarized as follows at December 31 (in thousands)

	December 31,
	2001	2000
Computer equipment	$12,994	$9,429
Furniture & fixtures	1,877	1,596
Office equipment	279	259
Leasehold improvements	1,493	932
Software	2,719	1,376
Trade show equipment	332	256

	19,694	13,848
Less accumulated depreciation	10,096	5,459

	$9,598	$8,389

3. BANK LINES OF CREDIT

        The Company currently has an unsecured line of credit with a bank in the amount of $5,000,000 which bears interest at the bank's prime rate (4.75% at December 31, 2001). As of December 31, 2001, the Company had no outstanding balance under the line of credit. This line of credit expires April 29, 2002.

        The Company paid approximately $24,000, $71,000, and $625,000 of interest in 2001, 2000, and 1999, respectively.

4. RELATED PARTY TRANSACTIONS

        The Company's primary shareholder is a director and 25% shareholder in a telemarketing company that provides both telemarketing and fulfillment services to the Company. The Company paid approximately $198,000 in 2001, $423,000 in 2000, and $263,000 in 1999 for these services to the telemarketing company.

        During most of 2001, the Company held a 19% interest in Interactive Portal, Inc. (Interactive Portal), an application service provider, which offers a wide variety of subscription based, enhanced communications and application services. In October 2001, the Company acquired the remaining 81% ownership of Interactive Portal, not owned by the Company from Donald E. Brown, M.D. (the Company's founder and CEO) and Robert A. Compton (a director of the Company). The purchase price was based on the net book value of Interactive Portal. The Company issued an aggregate of 99,136 shares of its common stock at $5.00 per share to Dr. Brown and Mr. Compton as payment of the purchase price. The acquisition was accounted for as a purchase. The operating results of Interactive Portal are included with those of the Company from the date of acquisition forward. Dr. Brown and Mr. Compton are also entitled to royalties (aggregating 5%) for a period of three years on sales of the Company's Service Interaction Center™ and Communité™ products, which utilize software developed by Interactive Portal. In 2001 the Company paid Interactive Portal approximately $55,000 for various expenses. The following unaudited pro forma results of operations include the results of operations for 2001 and 2000, as if the aforementioned acquisitions had occurred on January 1, 2000 and after giving effect to purchase accounting adjustments. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on January 1, 2000 and may not be indicative of future operating results. Pro forma information is summarized as follows (in thousands except per share amounts):

	2001	2000
	(Unuadited)
Revenues	$50,148	$38,930
Net loss	$(9,785)	$(6,346)
Basic and diluted net loss per share	$(0.65)	$(0.45)

        In 2001, the Company entered into a software development agreement and a service contract with NoInk Communications Ltd., a wireless communications software company. NoInk Communications Ltd.'s majority shareholder is a Director of the Company and the Company's founder and CEO is a 10% shareholder of NoInk Communications Ltd. In 2001, the Company paid NoInk Communications Ltd. approximately $100,000 for development work and wireless communication expenses. In 2001, the Company received a software order from NoInk Communications Ltd. for approximately $17,000.

5. SHAREHOLDERS' EQUITY

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

        On January 25, 2001 the Company received an equity investment from Cisco Systems, Inc. The Company sold 515,517 shares of common stock at a price of $29.00 per share, yielding approximately $15,000,000 in cash.

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

        During the second quarter of 2001, the Company offered a limited non-compulsory exchange of outstanding employee stock options for new options to be granted under the Interactive Intelligence, Inc. 1999 Stock Option and Incentive Plan. The exchange resulted in the voluntary cancellation of options to purchase approximately 218,000 shares of common stock with varying exercise prices ranging from $12.00 to $49.00 per share. The new options for those exchanged were granted at the fair market value of the common stock on November 26, 2001, which was $4.70. Approximately, 216,000 options to purchase common stock were granted on November 26, 2001.

        The Company recognized compensation expense of approximately $197,000, $85,000 and $62,000 in 2001, 2000 and 1999, respectively.

        Stock Option Activity is summarized as follows:

	2001		2000		1999
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding, beginning of year	2,232,816	$11.03	2,236,904	$3.96	2,348,903	$1.25
Options granted	1,899,070	11.14	622,875	30.64	599,325	11.25
Options exercised	(247,450)	1.33	(502,451)	1.64	(617,614)	0.46
Options canceled	(696,506)	20.38	(124,512)	19.85	(93,710)	5.72

Options outstanding, end of year	3,187,930	$9.81	2,232,816	$11.03	2,236,904	$3.96

Option price range at end of year	$0.13 - $50.50		$0.13 - $50.50		$0.13 - $30.75
Options available for grant at year end	1,728,023		2,995,487		3,522,800
Weighted average fair value of options granted during the year	$9.43		$26.14		$5.11

        The following table summarizes information about the options outstanding at December 31, 2001:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2001	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2001	Weighted Average Exercise Price
$0.13-$ 3.00	896,856	5.8 years	$1.57	560,376	$1.36
$4.25-$ 5.99	933,550	9.9 years	$5.54	29,801	$4.70
$6.01-$13.50	651,418	8.4 years	$10.72	161,918	$9.77
$13.75-$37.81	644,512	8.7 years	$23.43	107,351	$25.34
$38.75-$50.50	61,594	8.5 years	$42.14	15,845	$42.14

        Pro forma information regarding net income is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions for 2001, 2000 and 1999, respectively:

  •
  a risk-free interest rate of 5.03%, 5.20%, and 6.00%,

  •
  a volatility factor of 96.8%, 98.2%, and 74.5%,

  •
  a dividend yield of 0% for all years, and

  •
  a weighted-average expected life of the option of 7.5 years for all years.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands):

	2001	2000	1999
Pro forma net loss	$(13,948)	$(8,154)	$(7,825)
Pro forma loss per share	$(0.93)	$(0.58)	$(0.68)

        2000 Employee Stock Purchase Plan    In May 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the "2000 Purchase Plan"). A total of 500,000 shares of common stock has been reserved for issuance under the 2000 Purchase Plan. The 2000 Purchase Plan permits eligible employees to acquire shares of Interactive Intelligence common stock through periodic payroll deductions of up to 20% of their total compensation. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of Interactive Intelligence common stock on the first or last business day of the immediately preceding calendar quarter. An employee may set aside no more than $25,000 to purchase shares annually. The initial offering period commenced on April 1, 2000. A total of 76,665 and 9,970 shares were issued in 2001 and 2000, respectively under the 2000 Purchase Plan at an average price of $8.80 in 2001 and $31.80 in 2000.

6. LEASE AGREEMENTS

        The Company leases its headquarters facilities under non-cancelable operating lease agreements which expire in April of 2004. In September 1998, the Company entered into a five year lease agreement commencing in March 1999 for 36,797 square feet of office space for its corporate headquarters in Indianapolis, Indiana. In December 1999, the Company amended its original lease agreement to include an additional 8,593 square feet, increasing the total corporate headquarters office space to 45,390 square feet. In April 2001, the Company entered into a non-cancelable lease agreement for a new, 120,000 square foot corporate headquarters building, with a targeted occupation date of April 2003.

        The Company had approximately $1,809,000 of primarily computer equipment at December 31, 2000 under a capital lease line. The capital lease line expired in December 2001, was secured by the purchased assets and was also guaranteed by the Company's primary shareholder. The Company did not utilize the lease line in 2001, 2000, or 1999.

        Minimum future lease payments under non-cancelable operating leases as of December 31, 2001 are summarized as follows (in thousands):

Operating Leases
2002	$1,933
2003	3,428
2004	2,633
2005	2,222
2006	2,010
Thereafter	27,473

Total minimum lease payments	$39,699

        The Company also rents office space for sales offices under month-to-month leases and leases with terms generally less than one year. Rent expense was approximately $2,931,000, $2,085,000, and $1,204,000 in 2001, 2000, and 1999, respectively.

7. CONCENTRATION OF CREDIT RISK

        Five entities represented 23% of the accounts receivable balance at December 31, 2001. One entity represented 22% and five other entities represented an additional 18% of the accounts receivable balance at December 31, 2000. No entity accounted for 10% or more of revenues in 2001, 2000 or 1999. The Company evaluates the credit worthiness of its customers on a periodic basis. The Company generally does not require collateral.

        The Company has two primary suppliers of voice processing boards that are usually necessary for the operation of the Company's software products. If one or both of the primary suppliers become unable or unwilling to continue to manufacture and supply these voice processing boards in the volume, price and technical specifications the Company requires, then the Company would have to solely rely on the other supplier and/or adapt its products to a substitute supplier.

8. 401(K) RETIREMENT SAVINGS PLAN

        The Company maintains a 401(k) retirement savings plan to provide retirement benefits for substantially all of its North American employees. Participants in the plan may elect to contribute up to 20% of their annual compensation to the plan, limited to the maximum amount allowed by the Internal Revenue Code. The Company, at its discretion, may make annual contributions to the plan. The Company has made no contributions to the plan through December 31, 2001.

9. INCOME TAXES

        SFAS Statement No. 109, Accounting for Income Taxes, requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities. The Company has a net operating loss carryforward of approximately $26 million at December 31, 2001 available to offset future taxable income for federal income tax purposes. The carryforward will expire beginning in 2018. Utilization of a portion of the net operating loss carryforward may be limited pursuant to the provisions of Section 382 of the Internal Revenue Code, although further analysis will be required to determine the existence and amount of such limitation. Due to the uncertainty of the realization of the benefits of its favorable tax attributes in the future, the Company has established a valuation allowance against its deferred tax assets as of December 31, 2001 and 2000.

        Significant components of the Company's net deferred taxes at December 31 are as follows (in thousands):

	2001	2000
Deferred tax assets:
Net operating loss	$10,134	$4,549
Other	2,836	1,979

Total deferred tax assets	12,970	6,528
Valuation allowance	(12,970)	(6,528)

Net deferred taxes	$—	$—

        The Company did not record any tax benefit for any of the periods presented due to experiencing operating losses since inception.

        Income taxes presented in the statement of operations consist of current expense related to foreign operations.

10. SEGMENT DISCLOSURES

        Revenues derived from non-North American customers accounted for approximately 21% in 2001, 25% in 2000, and 19% in 1999 of the Company's total revenues.

        The Company attributes its revenues to countries based on the country in which the end-user customer is located. No individual non-North American country accounted for 10% of total revenues in 2001, 2000 or 1999. Approximately 15% of the Company's assets are located in foreign countries, of which approximately 8% are located in France.

11. CONTINGENCIES

        In June 1999 and September 1999, the Company received letters from a competitor in the call center market claiming that the Company's products utilize technologies pioneered and patented by that competitor. The Company's patent counsel has reviewed all of the patents listed in the letters. Based on the advice of the Company's patent counsel, the Company believes that its products do not infringe any of the patents listed in either letter. The Company has discussed its conclusion with the competitor and has also discussed possible licensing of certain technologies from the competitor. The Company cannot assure you that this matter can be resolved amicably without litigation, or that it will ultimately be able to enter into a licensing arrangement on terms and conditions that would not have a material adverse effect on the Company's business, financial condition or results of operations.

        In June 2000 and October 2001, the Company received letters from a competitor in the outbound call center market claiming that the Company's products utilize technologies pioneered and patented by the competitor. These patents were transferred to a different competitor during 2001, which competitor renewed contact with the Company in February 2002, and discussions are now under way between the Company and this competitor. Although the Company's patent counsel has not determined the validity of these patents, the Company is discussing the possible licensing of certain technologies from the competitor. The Company cannot assure you that these claims can be resolved amicably without litigation, or that it will be able to enter into licensing arrangements on terms and conditions that would not have a material adverse effect on the Company's business, financial condition or results of operations.

12. SPECIAL CHARGES

        On July 6, 2001 the Company commenced a restructuring program to reduce expenses and improve efficiency due to macro-economic and capital spending issues affecting its industry. In addition to the charge related to restructuring, the Company also incurred a special charge related to the write-down of an impaired asset. The restructuring program was substantially completed by the end of the third quarter of fiscal 2001. As a result of the restructuring program and the impaired asset, the Company recorded special charges in the third quarter of 2001 totaling approximately $1,056,000 which were classified as operating expenses.

        The following paragraphs provide information relating to the restructuring charge and asset impairment which were recorded in 2001.

  Restructuring Program

        The restructuring program consisted of reducing approximately 10% percent of the Company's worldwide workforce and closing certain sales offices. The reduction in staff affected most business functions and geographic regions. The Company recorded a restructuring charge of approximately $456,000, most of which related to severance payments and fringe benefits.

  Impairment of Asset

        In the third quarter of 2001, due to the decline in business conditions, the Company wrote down its 19% equity investment in Interactive Portal, Inc. The Company recognized a special charge for this write-down in the amount of approximately $600,000. In October 2001, the remaining 81% ownership of the Interactive Portal was purchased as described in Note 4.

13. SUBSEQUENT EVENT

        In July 2000, the Company received a letter from Avaya, Inc., a competitor in the call center market, claiming that the Company's products utilize technologies pioneered and patented by them. As a result of subsequent discussions, the Company accrued an appropriate amount for the licensing of certain technologies related to 2001 and prior years in the financial statements for the year ended December 31, 2001. An agreement was finalized and executed in February 2002 and the Company believes the terms and conditions of the licensing arrangement will not have a material adverse effect on the Company's business, financial condition or results of operations.

SELECTED QUARTERLY FINANCIAL DATA (unaudited)

(in thousands, except per share amounts)

	Year Ended December 31, 2001
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenue	$12,672	$12,716	$11,937	$12,779
Operating loss	(1,948)	(2,969)	(3,412)	(1,548)
Net loss	(1,690)	(2,701)	(3,233)	(1,355)
Net loss per share (basic and fully diluted)	$(0.11)	$(0.18)	$(0.21)	$(0.09)
	Year Ended December 31, 2000
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenue	$7,040	$8,618	$10,478	$12,460
Operating loss	(1,885)	(1,997)	(1,236)	(423)
Net loss	(1,641)	(1,747)	(996)	(229)
Net loss per share (basic and fully diluted)	$(0.12)	$(0.12)	$(0.07)	$(0.02)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        Not applicable.

Part III

Item 10. Directors and Executive Officers of the Registrant.

        Information with respect to Directors set forth under the caption "Election of Directors" and information with respect to any delinquent filers set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2002, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001, are incorporated herein by reference.

        Information with respect to Executive Officers is set forth under the caption "Executive Officers of the Registrant" at the end of Part I of this report.

Item 11. Executive Compensation.

        Information with respect to remuneration of the Company's officers and Directors set forth under the caption "Executive Compensation" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2002, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        Information set forth under the captions "Principal Shareholders" and "Security Ownership of Management" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2002, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001, are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

        Information set forth under the caption "Certain Transactions" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2002, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001, is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

1.
Consolidated Financial Statements The following information appears in Item 8 of Part II of this Report:

•
Report of Independent Auditors

•
Consolidated Balance Sheets as of December 31, 2001 and 2000

•
Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999

•
Consolidated Statements of Changes in Shareholders' Equity (Deficit) for the Years Ended December 31, 2001, 2000, and 1999

•
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

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

3.
Reports on Form 8-K

        No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2001.

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

Exhibit Number	Document
3.1	(1)	Restated Articles of Incorporation of the Company
3.2	(1)	By-Laws of the Company, as amended to date

10.1	(1)	*1995 Incentive Stock Option Plan, as amended
10.2	(1)	*1995 Nonstatutory Stock Option Incentive Plan
10.3	(3)	*1999 Stock Option and Incentive Plan, as amended February 22, 2000
10.4	(1)	*Outside Directors Stock Option Plan, as amended
10.5	(1)	Subscription Agreement for Shares of Common Stock between the Company and Dialogic Investment Corporation
10.6	(1)	Strategic Relationship Agreement between the Company and Dialogic Corporation
10.7	(1)	Support Services Agreement between the Company and Dialogic Corporation
10.8	(1)	*(i) Consulting and Employment Agreement between the Company and John R. Gibbs, dated January 2, 1995
	(1)	*(ii) Amendment A, dated May 14, 1999, to Consulting and Employment Agreement between the Company and John R. Gibbs, dated January 2, 1995
10.9	(1)	*Employment Agreement between the Company and Michael E. Ford, dated June 30, 1997
10.10	(1)	*Employment Agreement between the Company and Keith A. Midkiff, dated February 10, 1997
10.11	(1)	*Employment Agreement between the Company and Douglas T. Shinsato, dated May 1, 1998
10.12	(1)	*(i) Employment Agreement between the Company and Jeremiah J. Fleming, dated as of March 1, 1997
	(1)	*(ii) Amendment A, dated May 14, 1999, to Employment Agreement between the Company and Jeremiah J. Fleming, dated as of March 1, 1997
	(10)	*(iii) Letter of Assignment between the Company and Jeremiah J. Fleming, dated as of April 1, 2001
10.13	(1)	*Letter of Assignment between the Company and Michael E. Ford, effective August 1, 1998
10.14	(1)	*Stock Option Agreement between the Company and Donald E. Brown, M.D., dated September 22, 1998
10.15		*Employment Agreement between the Company and David N. Hudson, dated January 20, 2002.
10.16
		(i) Office Lease, dated April 1, 2001, between the Company and Duke-Weeks Realty Limited Partnership (Exhibits thereto will be furnished supplementally to the Securities and Exchange Commission upon request.)

		(ii) Lease Modification Agreement, dated September 19, 2001, between the Company and Duke-Weeks Realty Limited Partnership (Exhibits thereto will be furnished supplementally to the Securities and Exchange Commission upon request.)

10.17	(8)
		(i) Revolving Credit Loan Agreement, dated December 21, 2000, between the Company and KeyBank National Association ("KeyBank"), Revolving Credit Promissory Note made by the Company in favor of Keybank National Association, dated December 21, 2000.
	(10)	(ii) Modification and/or Extension Agreement, dated April 30, 2001, between the Company and KeyBank
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
10.28	(6)	*Interactive Inteligence, Inc. Employee Stock Purchase Plan
10.29	(7)	*Interactive Intelligence, Inc. 401(k) Savings Plan
10.30	(8)	(i) Subscription Agreement, dated as of November 15, 2000, between the Company and Interactive Portal, Inc.
	(9)	(ii) Amendment to Subscription Agreement, dated as of May 2, 2001, between the Company and Interactive Portal Inc.
10.31
		Stock Purchase Agreement dated as of October 1, 2001 by and among the Company and Donald E. Brown, M.D. and Robert A. Compton (Exhibits thereto will be furnished supplementally to the Securities and Exchange commission upon request.)
10.32		Royalty Agreement dated as of October 1, 2001 by and among the Company and Donald E. Brown, M.D.
10.33		Royalty Agreement dated as of October 1, 2001 by and among the Company and Robert A. Compton

21	Subsidiaries of the Company
23	Consent of Ernst & Young LLP

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

(8)
The copy of this exhibit filed as the same exhibit number to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 is incorporated herein by reference.

(9)
The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 is incorporated herein by reference.

(10)
The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Interactive Intelligence, Inc. (Registrant)
Date: March 29, 2002	By	/s/ KEITH A. MIDKIFF Keith A. Midkiff Chief Financial Officer, Secretary, and Treasurer (Principal Financial Officer and Principal Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE
/s/ DONALD E. BROWN, M.D. Donald E. Brown, M.D.	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2002
/s/ JOHN R. GIBBS John R. Gibbs	Executive Vice President of Administration and Corporate Development and Director	March 29, 2002
/s/ KEITH A. MIDKIFF Keith A. Midkiff	Chief Financial Officer, Secretary, and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2002
/s/ PHILLIP A. BOUNSALL Phillip A. Bounsall	Director	March 29, 2002
/s/ ROBERT A. COMPTON Robert A. Compton	Director	March 29, 2002
/s/ SAMUEL F. HULBERT, PH.D. Samuel F. Hulbert, Ph.D.	Director	March 29, 2002

Schedule II—Valuation and Qualifying Accounts
Interactive Intelligence, Inc. and Subsidiaries

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts—Describe	Deductions— Describe		Balance at End of Period
Year ended December 31, 1999
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$272,000	$192,000	—	$27,000	(1)	$437,000
Year ended December 31, 2000
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	437,000	383,000	—	189,000	(1)	631,000
Year ended December 31, 2001
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	631,000	744,000	—	698,000	(1)	677,000

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
  Item 8. Financial Statements and Supplementary Data.
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