Form 10-Q
period 2002-03-31
INTERACTIVE INTELLIGENCE INC
filed 2002-05-13
CIK 1083318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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
(Registrant’s telephone number)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No  ☐

The number of shares of common stock outstanding on April 30, 2002 was 15,380,288.

PART I.  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements and Footnotes.

Interactive Intelligence, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31, 2002	December 31, 2001

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,418	$14,503
Short-term investments	9,627	7,581
Accounts receivable, net of allowance for doubtful accounts of $729 in 2002 and $677 in 2001	9,109	8,424
Prepaid expenses	1,131	1,116
Other current assets	196	223
Total current assets	22,481	31,847

Property and equipment, net	9,154	9,598

Long-term investments	6,086	—
Other assets, net	1,092	1,064
Total assets	$38,813	$42,509

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$3,545	$3,924
Accrued compensation and related expenses	1,078	1,096
Deferred revenue	9,551	9,214
Total current liabilities	14,174	14,234

Shareholders’ equity:
Preferred stock, no par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 authorized; 15,352,382 issued and outstanding at March 31, 2002, 15,282,673 issued and outstanding at December 31, 2001	154	153
Additional paid-in capital	63,674	63,485
Accumulated other comprehensive income	(121)	(13)
Accumulated deficit	(39,068)	(35,350)
Total shareholders’ equity	24,639	28,275
Total liabilities and shareholders’ equity	$38,813	$42,509

See accompanying notes.

Interactive Intelligence, Inc.

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share amounts)

	Three months ended March 31,

	2002	2001
Revenues:
Software	$6,046	$8,912
Services	4,352	3,760
Total revenues	10,398	12,672

Costs and expenses:
Costs of software	328	149
Costs of services	3,014	3,552
Sales and marketing	5,431	5,434
Research and development	3,906	3,882
General and administrative	1,497	1,603
Total costs and expenses	14,176	14,620
Operating loss	(3,778)	(1,948)

Interest income, net	129	318
Loss before income taxes	(3,649)	(1,630)

Income taxes	69	60

Net loss	$(3,718)	$(1,690)

Net loss per share:
Basic and diluted	$(0.24)	$(0.11)

Shares used to compute net loss per share:
Basic and diluted	15,337	14,801

See accompanying notes.

Interactive Intelligence, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three months ended March 31,

	2002	2001
Operating activities
Net loss	$(3,718)	$(1,690)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	1,248	961
Amortization of deferred stock-based compensation	23	19
Changes in operating assets and liabilities:
Accounts receivable	(685)	654
Prepaid expenses	(15)	(245)
Other current assets	27	(85)
Accounts payable and accrued liabilities	(379)	(420)
Accrued compensation and related expenses	(18)	35
Deferred revenue	337	3,344
Net cash provided (used) by operating activities	(3,180)	2,573

Investing activities
Purchases of property and equipment, net	(804)	(1,309)
Purchases of available-for-sale investments	(13,613)	(10,116)
Sales of available-for-sale investments	5,373	1,691
Change in other assets	(28)	(165)
Net cash provided (used) by investing activities	(9,072)	(9,899)

Financing activities
Principal payments on capital lease obligations	—	(165)
Proceeds from issuances of common stock	129	14,969
Proceeds from stock options exercised	38	188
Net cash provided by financing activities	167	14,992
Net increase (decrease) in cash and cash equivalents	(12,085)	7,666

Cash and cash equivalents, beginning of period	14,503	1,999
Cash and cash equivalents, end of period	$2,418	$9,665

See accompanying notes.

Interactive Intelligence, Inc

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.              Description of Business and Basis of Presentation

Interactive Intelligence, Inc. (“I3” or the “Company”) is a leading provider of software-based interaction management solutions designed to automate communications for contact centers, enterprises, and service providers. Based on an open, unified platform, the Interactive Intelligence product line was designed as a flexible and affordable alternative to traditional telecom solutions. The Company’s products provide a complete communications solution including PBX (private branch exchange), ACD (automated call distributor), IVR (interactive voice response), unified communications, and Internet and wireless functionality.  The Company currently derives substantially all of its revenues from licenses of its Interaction Center platform products and related services.

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

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2001, included in the Company’s Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on April 1, 2002.  Our results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

2.              Net Loss Per Common Share

Basic loss per share is calculated based on the weighted-average number of outstanding common shares.  Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,

	2002	2001

Net Loss:	$(3,718)	$(1,690)

Basic and diluted:
Weighted-average shares used to compute net loss per share:	15,337	14,801

Basic and diluted net loss per common share:	$(0.24)	$(0.11)

The Company’s calculation of diluted net loss per share excludes potential common shares as the effect would be antidilutive.  Potential common shares are composed of shares of common stock of the Company issuable on the exercise of stock options.  Options to purchase 3,305,794 shares of common stock with exercise prices of $0.13 to $50.50 per share were outstanding as of March 31, 2002 and options to purchase 2,637,441 shares of common stock with exercise prices of $0.13 to $50.50 per share were outstanding as of March 31, 2001.

3.              Bank Line of Credit

The Company currently has an unsecured line of credit with a bank in the amount of $5,000,000 which bears interest at the bank’s prime rate (4.75% at March 31, 2002).  As of March 31, 2002, the Company had no outstanding balance under the line of credit.  This line of credit expires June 22, 2002.

4.     Contingencies

In June 1999 and September 1999, the Company received letters from a competitor in the call center market claiming that the Company’s products utilize technologies pioneered and patented by that competitor.  The Company’s patent counsel has reviewed all of the patents listed in the letters.  Based on the advice of the Company’s patent counsel, the Company believes that its products do not infringe any of the patents listed in either letter.  The Company has discussed its conclusion with the competitor and has also discussed possible licensing of certain technologies from the competitor.  The Company cannot assure you that this matter can be resolved amicably without litigation, or that it will ultimately be able to enter into a licensing arrangement on terms and conditions that would not have a material adverse effect on the Company’s business, financial condition or results of operations.

In June 2000 and October 2001, the Company received letters from a competitor in the outbound call center market claiming that the Company’s products utilize technologies pioneered and patented by the competitor.  Although the Company’s patent counsel has not determined the validity of these patents, the Company has discussed the possible licensing of certain technologies from the competitor.  The Company cannot assure you that these claims can be resolved amicably without litigation, or that it will be able to enter into licensing arrangements on terms and conditions that would not have a material adverse effect on the Company’s business, financial condition or results of operations.

In July 2000, the Company received a letter from Avaya, Inc., a competitor in the call center market, claiming that the Company’s products utilize technologies pioneered and patented by them.  As a result of subsequent discussions, the Company accrued an appropriate amount for the licensing of certain technologies related to 2001 and prior years in the financial statements for the year ended December 31, 2001.  An agreement was finalized and executed in February 2002 and the Company believes the terms and conditions of the licensing arrangement will not have a material adverse effect on the Company’s business, financial condition or results of operations.

From time to time, the Company is also involved in certain legal proceedings in the ordinary course of conducting our business. While the ultimate liability, if any, in these actions cannot currently be determined, the Company believes these legal proceedings will not have a material adverse effect on the Company’s financial position.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Certain statements in this Form 10-Q contain “forward-looking” information (as defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can be identified by their use of such verbs as “expects,” “anticipates,” and “believes” or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, the “Factors Affecting Operating Results” described herein and the Risk Factors described in our Securities and Exchange Commission filings, including the Form 10-K filing for the year ended December 31, 2001.

Overview

We commenced operations in October 1994. Through the end of 1996, we focused primarily on research and development activities. Our first product was released in March 1997. In 1997 and 1998, we expanded our operations to capitalize on the increased market demand for communications and interaction management software. We decided, at the expense of profitability, to continue investing significantly in research and development, and to accelerate our investments in marketing, services and sales operations. We had no revenue in 1996, and our total revenues were $1.6 million in 1997, $9.0 million in 1998, $19.1 million in 1999, $38.6 million in 2000, and $50.1 million in 2001.   In the first quarter of 2002, our revenues were approximately $2.3 million less than in the first quarter of 2001.  Accordingly, we cannot assure you that our annual revenues will grow at such rates or at all in the future.

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

On April 4, 2002, we commenced a restructuring program to reduce expenses and improve efficiency due to macro-economic and capital spending issues affecting our industry.  This program included a worldwide workforce reduction, possible consolidation of excess facilities, and possible restructuring of certain business agreements, functions, and relationships.  The restructuring program resulted in the reduction of approximately ten percent of the worldwide workforce.  This reduction affected most business functions and geographic regions.  The restructuring is expected to be completed by the end of the second quarter of fiscal 2002.  The financial impact of the restructuring and other special charges will be presented in the second quarter of fiscal 2002.

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

Historical Results of Operations

The following table presents certain financial data, derived from our unaudited statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for the full year or for any future period.

	Three months ended March 31,

	2002	2001
Revenues:
Software	58%	70%
Services	42	30
Total revenues	100	100

Costs and expenses:
Costs of software	3	1
Costs of services	29	28
Sales and marketing	52	43
Research and development	38	31
General and administrative	14	13
Total costs and expenses	136	116

Operating loss	(36)	(16)
Interest income, net	1	3
Loss before income taxes	(35)	(13)
Income taxes	1	0
Net loss	(36)%	(13)%

Revenues

Our total revenues decreased 18% from $12.7 million for the three months ended March 31, 2001 to $10.4 million for the three months ended March 31, 2002. Non-North American revenues declined from $3.7 million for the three months ended March 31, 2001 to $1.6 million for the three months ended March 31, 2002. Our revenues are derived primarily from license fees and charges for services, including product maintenance, education services, and professional services. The decrease in total revenues resulted from lower software sales.  While it is difficult to project revenues in the current economic environment, we anticipate software revenues will continue to represent the majority of our revenues for the foreseeable future.

Software.  Our software revenues decreased 32% from $8.9 million for the three months ended March 31, 2001, to $6.0 million for the three months ended March 31, 2002. The decrease in software revenues resulted from a weak economic environment, particularly in the technology markets, causing many of our customers to delay and/or reduce their capital spending and related services.

Services.  Services revenues increased 16% from $3.8 million for the three months ended March 31, 2001, to $4.4 million for the three months ended March 31, 2002. The increase in services revenues was primarily due to an increase in product maintenance revenues, which is related to our growing installed base of end-user customers.

Cost and Expenses

Our total costs and expenses decreased 3% from $14.6 million for the three months ended March 31, 2001 to $14.2 million for the three months ended March 31, 2002. The decrease in amount was primarily due to the result of following the implementation of our 2001 restructuring plan to reduce expenses, as well as lower revenues and increased operating efficiencies.

Costs of Software.  Costs of software consist primarily of product royalties paid to third-parties for the use of their technologies in our products and, to a lesser extent, software packaging costs, which include product media, duplication and documentation. Costs of software increased from $149,000 for the three months ended March 31, 2001 to $328,000 for the three months ended March 31, 2002. This represents approximately 2% of software revenues for the three months ended March 31, 2001 and 5% for the three months ended March 31, 2002. The dollar increase was due to royalties owed as a result of additional licensing of third-party technology associated with the releases of our Interaction Center Platform™ products and other related products. We expect product royalties to continue to increase as we release additional products, release additional versions of our existing products, and integrate additional third-party software functions and features into our product offerings.

Costs of Services.  Costs of services consist primarily of compensation expenses for technical support, education, and professional services personnel and other costs associated with supporting our resellers and end-user customers. Costs of services decreased from $3.6 million for the three months ended March 31, 2001, to $3.0 million for the three months ended March 31, 2002. As a percentage of services revenues, cost of services represented 95% and 69% for the three months ended March 31, 2001 and 2002, respectively. The dollar decrease is the result of a reduction in employees and expenditures as part of our restructuring plans, lower outsourced services, as well as increased operating efficiencies

Sales and Marketing.  Sales and marketing expenses consist of trade shows, advertising, telemarketing campaigns, public relations and other promotional expenses, compensation expenses, including sales commissions, and travel expenses. Sales and marketing expenses remained constant  at $5.4 million for the three months ended March 31, 2001 and for the three months ended March 31, 2002. As we continue to focus on sales growth and develop awareness for our products, we plan to continue investing significantly in sales and marketing efforts.

Research and Development.  Research and development expenses consist primarily of compensation expenses for our developers and third party efforts to develop and enhance our products, including adapting our products for specific non-English languages and allowing our products to effectively run with alternative hardware configurations. Research and development expenses remained constant at $3.9 million for the three months ended March 31, 2001, and for the three months ended March 31, 2002. Currently, all costs related to research and development of our products are charged to research and development expense as incurred.

General and Administrative.  General and administrative expenses consist primarily of compensation for our administrative, financial, and information technology personnel, and a number of non-allocable costs, including legal and other professional service fees. General and administrative expenses decreased from $1.6 million for the three months ended March 31, 2001, to $1.5 million for the three months ended March 31, 2002. The slight decrease was primarily due to the savings from our 2001 reduction in force and cost containment efforts.

Interest income, net

Interest income, net is generated primarily from invested funds from our initial public offering completed in September 1999 and the equity investment made by Cisco Systems, Inc. (“Cisco”) in January 2001. Net interest income decreased from $318,000 for the three months ended March 31, 2001 to $129,000 for the three months ended March 31, 2002. This decrease can be attributed to the substantial decrease in interest rates and less invested cash.

Income taxes

For U.S. corporate income tax purposes, we did not recognize a tax benefit related to U.S. federal or state income taxes during the three months ended March 31, 2001 or March 31, 2002 because of the uncertainty of eventually realizing these benefits. However, we did recognize a tax expense related to our international operations of $60,000 for the three months ended March 31, 2001, and $69,000 for the three months ended March 31, 2002.

Liquidity and Capital Resources

As of March 31, 2002, we had cash and cash equivalents of $2.4 million, $9.6 million in short term investments, a working capital balance of $8.3 million, and $6.1 million in long-term investments, which consist of Federal Agency Notes and U.S. Treasury Notes.

In September 1999, we sold 3.0 million shares of common stock in our initial public offering, generating $39.0 million in cash, before offering expenses. Prior to our initial public offering, we funded our operations primarily through equity and debt infusions from our principal shareholder, Dr. Donald E. Brown, a $5.0 million equity investment by Dialogic Investment Corporation (formerly a subsidiary of Dialogic Corporation), and borrowings under commercial lines of credit.

On January 25, 2001 we received an equity investment from Cisco Systems, Inc. We sold 515,517 shares of common stock at a price of $29.00 per share, yielding approximately $15.0 million in cash.

Our operating activities resulted in net cash outflows of $3.2 million for the three months period ended March 31, 2002, and a cash inflow of $2.6 million for the three months period ended March 31, 2001. The net operating cash outflow for the first three months of 2002 was primarily the result of our operating loss and an increase in accounts receivable, partially offset by the non-cash depreciation amount. The net operating cash inflow for the first three months of 2001 was primarily the result of an increase in deferred revenue, a decrease in accounts receivable, offset by our operating loss and increases in non-cash depreciation and accounts payable.

Our investing activities have consisted primarily of capital expenditures for property and equipment and purchases and sales of investments. Our activities resulted in a $9.1 million outflow for the three months period ended March 31, 2002 and a $9.9 million outflow for the three months period ended March 31, 2001. The outflow for the first three months of 2001 and 2002 was attributed to net purchases of available-for-sale investments and capital expenditures for property and equipment. At March 31, 2002, we did not have any material commitments for future capital expenditures.

In April 2001, we entered into a non-cancelable lease agreement for a new, approximately 120,000 square foot corporate headquarters building with a targeted occupation date of April 2003.  Over the life of the lease, we are committed to expend approximately $35.0 million in rent payments.

For the three months period ended March 31, 2002 we generated $167,000 from financing activities attributed to the issuance of common stock and stock option exercises.

At March 31, 2002, we had no amounts outstanding on our line of credit and were in compliance with all related covenants and restrictions.  This line of credit expires on June 22, 2002.

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

WE HAVE HISTORICALLY INCURRED LOSSES AND WE MAY NOT ACHIEVE PROFITABILITY

We have not operated profitably to date. We incurred net losses of $9.0 million, $4.6 million, and $7.1 million in 2001, 2000, and 1999, respectively. At March 31, 2002, we had accumulated losses since inception of $39.1 million. We intend to continue to make significant investments in our research and development, marketing, services and sales operations. We anticipate that these expenses could significantly precede any revenues generated by the increased spending. As a result, we are likely to continue to experience losses and negative cash flow from operations in future quarters. If we do become profitable, we may not sustain or increase our profitability.

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

Because we do not know when our potential end-user customers will place orders and finalize contracts, we cannot accurately forecast our revenues and operating results for future quarters. We recognize revenues on satisfaction of the requirements of AICPA Statement of Position 97-2, which generally occurs in the same quarter that the order is received. As a result, our quarterly revenues and operating results depend primarily on the size, quantity and timing of orders received for our products during each quarter. If a large number of orders or several large orders do not occur or are deferred or delayed, our revenues in a quarter could be substantially reduced. This risk is heightened by the significant investment and executive level decision making typically involved in our end-user customers’ decisions to license our products. Since a large portion of our operating expenses, including rent and salaries, is fixed and difficult to reduce or modify, our business, financial condition or results of operations could be materially adversely affected if revenues do not meet our expectations.

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

We have generally experienced a lengthy product sales cycle, averaging approximately six to nine months. The lengthy sales cycle is one of the factors that has caused, and may in the future continue to cause, our software revenues and operating results to vary significantly from quarter to quarter, which could affect the market price of our common stock. It also makes it difficult for us to forecast product license revenues. Because of the unique characteristics of our products, our prospective end-user customers’ decisions to license our products often require significant investment and executive level decision making. We believe that many companies currently are not aware of the benefits of interaction management software of the type we license or of our products and capabilities. For this reason, we must provide a significant level of education to prospective end-user customers about the use and benefits of our products, which can cause potential end-user customers to take many months to make these decisions. As a result, sales cycles for end-user customer orders vary substantially from customer to customer. Excessive delay in product sales could materially adversely affect our business, financial condition or results of operations.

The length of the sales cycle for end-user customer orders depends on a number of other factors over which we have little or no control, including:

•      an end-user customer’s budgetary constraints;

•     the timing of an end-user customer’s budget cycles;

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

In addition, Dialogic Corporation’s CT Media™  server software offers some of the functionality that our Interaction Center Platform™ products provide and consequently could make it easier for competitors or potential competitors to provide products competitive with ours. If CT Media™ were to become an industry standard, our failure to adopt it could disadvantage us in competitive situations.  In addition, although neither of our primary suppliers of voice processing boards nor their affiliates currently offer a product that competes with our Interaction Center Platform™ products, they could potentially develop a competitive or superior product.

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

INFRINGEMENT CLAIMS COULD ADVERSELY AFFECT US

In June 1999 and September 1999, we received letters from a competitor in the call center market claiming that our products utilize technologies pioneered and patented by that competitor.  Our patent counsel has reviewed all of the patents listed in the letters.  Based on the advice of our patent counsel, we believe that our products do not infringe any of the patents listed in either letter.  We have discussed our conclusion with the competitor and have also discussed possible licensing of certain technologies from the competitor.  We cannot assure you that this matter can be resolved amicably without litigation, or that we will ultimately be able to enter into a licensing arrangement on terms and conditions that would not have a material adverse effect on our business, financial condition or results of operations.

In June 2000 and October 2001, we received letters from a competitor in the outbound call center market claiming that our products utilize technologies pioneered and patented by the competitor.  Although our patent counsel has not determined the validity of these patents, we have discussed the possible licensing of certain technologies from the competitor.  We cannot assure you that these claims can be resolved amicably without litigation, or that we will be able to enter into licensing arrangements on terms and conditions that would not have a material adverse effect on our business, financial condition or results of operations.

In July 2000, we received a letter from Avaya, Inc., a competitor in the call center market, claiming that our products utilize technologies pioneered and patented by them.  As a result of subsequent discussions, we accrued an appropriate amount for the licensing of certain technologies related to 2001 and prior years in the financial statements for the year ended December 31, 2001.  An agreement was finalized and executed in February 2002 and we believe the terms and conditions of the licensing arrangement will not have a material adverse effect on our business, financial condition or results of operations.

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

In connection with our effort to streamline operations, reduce costs and rationalize our staffing and structure, we had a reduction in both 2001 and April 2002 of our worldwide workforce of approximately ten percent each.  There were and may continue to be substantial costs associated with the workforce reductions related to severance and other employee-related  costs, and our restructuring plans may still yield unanticipated consequences, such as attrition beyond our implemented reduction in workforce.  As a result, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. The reduction in workforce may reduce employee morale and may create concern among existing employees about job security, which may lead to increased turnover.  These reductions in headcount may still subject us to the risk of litigation.  In addition, recent trading levels of our common stock have decreased the value of the stock options granted to employees pursuant to our stock option plans.  As a result of these factors, our remaining personnel may seek employment with larger, more established companies or companies they perceive as having less volatile stock prices.

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

From time to time, we are also involved in certain legal proceedings in the ordinary course of conducting our business. While the ultimate liability, if any, in these actions cannot currently be determined, we believe these legal proceedings will not have a material adverse effect on our financial position.

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

From time to time, we are also involved in certain legal proceedings in the ordinary course of conducting our business. While the ultimate liability, if any, in these actions cannot currently be determined, we believe these legal proceedings will not have a material adverse effect on our financial position.

Item 6. Exhibits and Reports on Form 8-K.

(a)          Exhibits

None.

(b)         Reports on Form 8-K

No reports on Form 8-K were filed during the quarter covered by this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interactive Intelligence, Inc.
(Registrant)

Date: May 13, 2002	By /s/ Keith A. Midkiff

Keith A. Midkiff
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)