Form 10-Q
period 2002-06-30
INTERACTIVE INTELLIGENCE INC
filed 2002-08-14
CIK 1083318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes  ☒   No  ☐

The number of shares of common stock outstanding on July 31, 2002 was 15,452,998.

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements and Footnotes.

Interactive Intelligence, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	June 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,291	$14,503
Short-term investments	12,378	7,581
Accounts receivable, net of allowance for doubtful accounts accounts of $713 in 2002 and $677 in 2001	8,242	8,424
Prepaid expenses	882	1,116
Other current assets	119	223
Total current assets	26,912	31,847

Property and equipment, net	8,738	9,598

Other assets, net	1,150	1,064
Total assets	$36,800	$42,509

Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$3,669	$3,924
Accrued compensation and related expenses	842	1,096
Deferred revenue	9,830	9,214
Total current liabilities	14,341	14,234

Shareholders' equity:
Preferred stock, no par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 authorized; 15,422,418 issued and outstanding at June 30, 2002, 15,282,673 issued and outstanding at December 31, 2001	154	153
Additional paid-in capital	63,907	63,485
Accumulated other comprehensive income	81	(13)
Accumulated deficit	(41,683)	(35,350)
Total shareholders' equity	22,459	28,275
Total liabilities and shareholders' equity	$36,800	$42,509

See accompanying notes.

Interactive Intelligence, Inc.

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenues:
Software	$6,947	$8,379	$12,993	$17,291
Services	4,416	4,362	$8,777	8,130
Total revenues	11,363	12,741	21,770	25,421

Costs and expenses:
Costs of software	250	154	578	303
Costs of services	2,865	3,720	5,888	7,280
Sales and marketing	5,132	5,867	10,563	11,301
Research and development	3,712	3,936	7,618	7,818
General and administrative	1,381	2,033	2,878	3,636
Special charge	682	—	682	—
Total costs and expenses	14,022	15,710	28,207	30,338
Operating loss	(2,659)	(2,969)	(6,437)	(4,917)

Interest income, net	104	349	233	667
Loss before income taxes	(2,555)	(2,620)	(6,204)	(4,250)

Income taxes	60	81	129	141

Net loss	$(2,615)	$(2,701)	$(6,333)	$(4,391)

Net loss per share:
Basic and diluted	$(0.17)	$(0.18)	$(0.41)	$(0.29)

Shares used to compute net loss per share:
Basic and diluted	15,398	15,039	15,368	14,921

See accompanying notes.

Interactive Intelligence, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six months ended June 30,
	2002	2001
Operating activities
Net loss	$(6,333)	$(4,391)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	2,570	1,962
Amortization of deferred stock-based compensation	66	38
Changes in operating assets and liabilities:
Accounts receivable	182	(1,703)
Prepaid expenses	234	(425)
Other current assets	104	(284)
Accounts payable and accrued liabilities	(255)	(551)
Accrued compensation and related expenses	(254)	761
Deferred revenue	616	4,497
Net cash used by operating activities	(3,070)	(96)

Investing activities
Purchases of property and equipment, net	(1,710)	(3,352)
Purchases of available-for-sale investments	(9,121)	(10,225)
Sales of available-for-sale investments	4,418	4,677
Change in other assets	(86)	(274)
Net cash used by investing activities	(6,499)	(9,174)

Financing activities
Principal payments on capital lease obligations	—	(255)
Proceeds from issuances of common stock	248	15,147
Proceeds from stock options exercised	109	268
Net cash provided by financing activities	357	15,160

Net increase (decrease) in cash and cash equivalents	(9,212)	5,890

Cash and cash equivalents, beginning of period	14,503	1,999
Cash and cash equivalents, end of period	$5,291	$7,889

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

Principal operations of the Company commenced during 1997.  Since then, the Company has established wholly-owned subsidiaries in France, Australia and the United Kingdom. The Company also currently has  branch offices in Japan, Korea, Malaysia, and the Netherlands.  The Company’s products are marketed in North America, Central America, South America, Europe, the Asia/Pacific region, Australia, and South Africa.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Net Loss:	$(2,615)	$(2,701)	$(6,333)	$(4,391)

Basic and diluted:
Weighted-average shares used to compute net loss per share:	15,398	15,039	15,368	14,921

Basic and diluted net loss per common share:	$(0.17)	$(0.18)	$(0.41)	$(0.29)

The Company’s calculation of diluted net loss per share excludes potential common shares as the effect would be antidilutive.  Potential common shares are composed of shares of common stock of the Company issuable on the exercise of stock options.  Options to purchase 3,205,447 shares of common stock with exercise prices of $0.13 to $50.50 per share were outstanding as of June 30, 2002 and options to purchase 2,558,774 shares of common stock with exercise prices of $0.13 to $50.50 per share were outstanding as of June 30, 2001.

3.                 Bank Line of Credit

The Company had an unsecured line of credit with a bank in the amount of $5,000,000 with interest to be charged at the bank’s prime rate (4.75% at June 22, 2002).  This line of credit expired June 22, 2002.

4.                 Reclassifications

Certain reclassifications have been made to prior year amounts to conform with the current year presentations.

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

In June 2000 and October 2001, the Company received letters from a competitor in the outbound call center market claiming that the Company's products utilize technologies pioneered and patented by the competitor.  Although the Company's patent counsel has not determined the validity or applicability of these patents, the Company has discussed the possible licensing of certain technologies from the competitor.  The Company cannot assure you that these claims can be resolved amicably without litigation, or that it will be able to enter into licensing arrangements on terms and conditions that would not have a material adverse effect on the Company's business, financial condition or results of operations.

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

In July 2002, the Company received a letter from a consulting firm which has been retained by a telecommunication technology provider to develop and implement a licensing program based on the technology provider's patents.  The consulting firm believes a licensing agreement between the Company and the technology provider is appropriate.  The Company's patent counsel is in the process of reviewing the patents listed in the letter.  To date, the Company's patent counsel has not determined the validity or applicability of these patents.  The Company cannot assure you that this matter can be resolved amicably without litigation, or that it will be able to enter into a licensing arrangement on terms and conditions that would not have a material adverse effect on the Company's business, financial condition or results of operations.

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

From time to time, the Company is also involved in certain legal proceedings in the ordinary course of conducting our business. While the ultimate liability pursuant to these actions cannot currently be determined, the Company believes these legal proceedings will not have a material adverse effect on the Company’s financial position.

6.                                     Special Charge

On April 4, 2002, the Company commenced a restructuring program to reduce expense and improve efficiency due to macro-economic and capital spending issues affecting our industry.  The restructuring program was substantially completed by the end of the second quarter of 2002 and totaled approximately $682,000, which was classified as operating expenses.  The restructuring program consisted of reducing approximately 10% of the Company’s worldwide workforce.  The reduction in staff affected most business functions and geographic regions.  Nearly all of the $682,000 recorded as restructuring charges related to severance payments and fringe benefits.

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

Overview

We commenced operations in October 1994. Through the end of 1996, we focused primarily on research and development activities. Our first product was released in March 1997. In 1997 and 1998, we expanded our operations to capitalize on the increased market demand for communications and interaction management software. We decided, at the expense of profitability, to continue investing significantly in research and development, and to accelerate our investments in marketing, services and sales operations. We had no revenue in 1996, and our total revenues were $1.6 million in 1997, $9.0 million in 1998, $19.1 million in 1999, $38.6 million in 2000, and $50.1 million in 2001.   However, we cannot assure you that our revenues will grow at such rates or at all in the future. We believe our investments in research and development and in marketing, services and sales operations will continue to be critical to any revenue growth we experience. However, these investments have also significantly increased our operating costs and expenses, contributing to the net losses and operating losses that we have incurred in each fiscal quarter since our formation. We anticipate that our operating costs and expenses will increase for the foreseeable future as we continue to emphasize our research and development, marketing, services and sales operations. Accordingly, we are likely to continue to experience losses and negative cash flows from operations in future quarters. We cannot assure you when or if we will achieve profitability or, if achieved, that we will be able to sustain profitability. Our operating results have varied significantly from quarter to quarter and may continue to do so in the future. As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, and you should not rely on them as an indication of our future performance.

On April 4, 2002, we commenced a restructuring program to reduce expenses and improve efficiency due to macro-economic and capital spending issues affecting our industry.  The restructuring program resulted in the reduction of approximately 10% of the worldwide workforce.  This reduction affected most business functions and geographic regions.  The financial impact of the restructuring charges is $682,000 for the period ending June 30, 2002.

Sources of Revenue and Revenue Recognition Policy

We generate a majority of our revenues from software license fees. Most of our software license fees originate from the marketing efforts of our resellers, who are authorized to place software orders with us on behalf of end-user customers. We share end-user customer software license fees with these resellers in varying percentages of our list price, according to the terms of their reseller agreements. In addition to generating software license fees indirectly through resellers, we also receive some software license fees from end-user customers that we contract with directly.

In accordance with AICPA Statement of Position (SOP) 97-2 as amended by SOP 98-4 and SOP 98-9, software license revenues can be recognized upon the shipment of software if:

• persuasive evidence of an arrangement exists,

• sufficient vendor-specific objective evidence exists to support allocating the total fee to all elements of the arrangement,

• the fee is fixed or determinable, and

• collection is probable.

As a result, we typically recognize software license fees only when a reseller places a binding order for our software, which gives the reseller the right to distribute our products to end-user customers, or when an end-user customer directly signs a binding contract for our software. If an order includes an acceptance period, we recognize revenues upon the earlier of order acceptance or the expiration of the acceptance period.

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

Historical Results of Operations

The following table presents certain financial data, derived from our unaudited statements of operations, as a percentage of total revenues for the periods indicated.  The operating results for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the full year or for any future period.

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenues:
Software	61%	66%	60%	68%
Services	39	34	40	32
Total revenues	100	100	100	100

Costs and expenses:
Costs of software	2	1	3	1
Costs of services	25	29	27	29
Sales and marketing	45	46	48	44
Research and development	33	31	35	31
General and administrative	12	16	13	14
Special charge	6	—	3	—
Total costs and expenses	123	123	129	119

Operating loss	(23)	(23)	(29)	(19)
Interest income (expense), net	1	2	1	3
Loss before income taxes	(22)	(21)	(28)	(16)
Income taxes	1	—	1	1
Net loss	(23)%	(21)%	(29)%	(17)%

Revenues

Our total revenues decreased 11% from $12.7 million for the three months ended June 30, 2001 to $11.4 million for the three months ended June 30, 2002.  Total revenues decreased 14% from $25.4 million for the six months ended June 30, 2001, to $21.8 million for the six months ended June 30, 2002.  Non-North American revenues decreased from  $2.3 million and $6.0 million for the three and six months ended June 30, 2001 respectively, to $1.4 million and $3.0 million for the three and six months ended June 30, 2002 respectively.  Our revenues are derived primarily from license fees and fees for services, including product maintenance, education services, and professional services. The decrease in total revenues resulted from lower software revenues.  While it is difficult to project revenues in the current economic environment, we anticipate software revenues will continue to represent the majority of our revenues for the foreseeable future.

Software.  Our software revenues decreased 17% from $8.4 million for the three months ended June 30, 2001, to $6.9 million for the three months ended June 30, 2002.  Software revenues decreased 25% from $17.3 million for the six months ended June 30, 2001, to $13.0 million for the six months ended June 30, 2002.  We believe the decrease in software revenues resulted from a weak economic environment, particularly in the technology markets, causing many of our customers to delay and/or reduce their capital spending and related professional services.

Services.  Services revenues increased 1% from slightly less than $4.4 million for the three months ended June 30, 2001, to slightly more than $4.4 million for the three months ended June 30, 2002.  Services revenues increased 8% from $8.1 million for the six month period ended June 30, 2001, to $8.8 million for the six month period ended June 30, 2002.  The increase in services revenue was primarily due to an increase in product maintenance revenues, which is related to our growing installed base of end-user customers.

Cost and Expenses

Our total costs and expenses decreased 11% from $15.7 million for the three months ended June 30, 2001, to $14 million for the three months ended June 30, 2002.  Similarly, total costs and expenses decreased 7% from $30.3 million for the six months ended June 30, 2001, to $28.2 million for the six months ended June 30, 2002.  The decrease in amount was primarily due to the result of the implementation of our restructuring plans to reduce expenses, as well as lower revenues and increased operating efficiencies.

Costs of Software.  Costs of software consist primarily of product royalties paid to third-parties for the use of their technologies in our products and, to a lesser extent, software packaging costs, which include product media, duplication and documentation.  Costs of software increased from $154,000 for the three months ended June 30, 2001, to $250,000 for the three months ended June 30, 2002.  Costs of software increased from $303,000 for the six months ended June 30, 2001 to $578,000 for the six months ended June 30, 2002.  This represents 2% of software revenues for the three months and six months ended June 30, 2001, and 4% for the three months and six months ended June 30, 2002.  The dollar increase was due to royalties owed as a result of additional licensing of  third-party technology associated with the releases of our Interaction Center Platform™ products and other related products. We expect product royalties to continue to increase as we release additional products, release additional versions of our existing products, and integrate additional third-party software functions and features into our product offerings.

Costs of Services.  Costs of services consist primarily of compensation expenses for technical support, education, and professional services personnel and other costs associated with supporting our resellers and end-user customers.  Costs of services decreased from $3.7 million for the three months ended June 30, 2001, to $2.9 million for the three months ended June 30, 2002.  Costs of services decreased from $7.3 million for the six months ended June 30, 2001, to $5.9 million for the six months ended June 30, 2002.  As a percentage of services revenues, cost of services represented 85% and 65% for the three months ended June 30, 2001 and 2002, respectively, and 90% and 67% for the six months ended June 30, 2001 and 2002, respectively. The dollar decrease is the result of a reduction in employees and expenditures as part of our restructuring plans, lower outsourced services, as well as increased operating efficiencies.

Sales and Marketing.  Sales and marketing expenses consist of trade shows, advertising, telemarketing campaigns, public relations and other promotional expenses, compensation expenses (including sales commissions), and travel expenses.  Sales and marketing expenses decreased from $5.9 million for the three months ended June 30, 2001, to $5.1 million for the three months ended June 30, 2002.  Sales and marketing expenses decreased from $11.3 million for the six months ended June 30, 2001 to $10.6 million for the six months ended June 30, 2002.  The decrease is the result of a reduction in employees and marketing program expenditures following the implementation of our restructuring plans, and decreased commissions due to lower sales. As we continue to focus on sales growth and develop awareness for our products, we plan to continue investing significantly in sales and marketing efforts.

Research and Development.  Research and development expenses consist primarily of compensation expenses for our developers and third party efforts to develop and enhance our products; including adapting our products for specific non-English languages and allowing our products to effectively run with alternative hardware configurations.  Research and development expenses decreased from $3.9 million for

the three months ended June 30, 2001, to $3.7 million for the three months ended June 30, 2002.   Research and development expenses decreased from $7.8 million for the six months ended June 30, 2001, to $7.6 million for the six months ended June 30, 2002. Currently, all costs related to research and development of our products are charged to research and development expense as incurred. These decreases are the results of a reduction in employees following the implementation of our restructuring plans.  We believe that a significant investment in research and development has been, and will continue to be, critical to market acceptance of our products.

General and Administrative.  General and administrative expenses consist primarily of compensation for our administrative, financial, and information technology personnel, and a number of non-allocable costs, including legal and other professional service fees. General and administrative expenses decreased from $2.0 million for the three months ended June 30, 2001, to $1.4 million for the three months ended June 30, 2002.  General and administrative expenses decreased from $3.6 million for the six months ended June 30, 2001 to $2.9 million for the six months ended June 30, 2002.  The decreases are primarily due to lower bad debt expense and savings associated with our restructuring initiatives taken, including lower staffing levels and cost controls.

Special charges.  For the three and six months ended June 30, 2002, we incurred a special charge of $682,000, primarily consisting of severance, benefits and other related costs from the reduction of our workforce by 10%, or approximately 45 people.   Global functions impacted by the restructuring included sales and sales infrastructure, support services, marketing, research and development, and administration.

Interest income, net

Interest income, net is generated primarily from invested funds from our initial public offering completed in September 1999 and the equity investment made by Cisco Systems, Inc. (“Cisco”) on January 25, 2001.  Net interest income decreased from $349,000 for the three months ended June 30, 2001 to $104,000 for the three months ended June 30, 2002.  Net interest income decreased from $667,000 for the six months ended June 30, 2001 to $233,000 for the six months ended June 30, 2002.  This decrease can be attributed to both the substantial decrease in U.S. interest rates and less cash on hand.

Income taxes

For U.S. corporate income tax purposes, we did not recognize a tax benefit related to U.S. federal or state income taxes during the three months or six months ended June 30, 2001 or June 30, 2002 because of the uncertainty of eventually realizing these benefits.  However, we did recognize a tax expense related to our international operations of $60,000 for the three months ended June 30, 2002, and $129,000 for the six months ended June 30, 2002.

Liquidity and Capital Resources

As of June 30, 2002, we had cash and cash equivalents of $5.3 million, $12.4 million in short term investments, and a working capital balance of $12.6 million.

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

Our operating activities resulted in a net cash outflow of $3.1 million for the six months ended June 30, 2002, and a net cash outflow of $96,000 for the six months ended June 30, 2001. The net operating cash outflow for the first six months of 2002 was primarily the result of our operating loss, excluding the non-cash depreciation amount, partially offset by an increase in deferred revenue. The net operating cash outflow for the first six months of 2001 was primarily due to the operating loss excluding the non-cash depreciation amount, an increase in accounts receivable, prepaid expenses and a decrease in accounts payable, partially offset by in increase in deferred revenue and accrued compensation.

Our investing activities have consisted primarily of capital expenditures for property and equipment and purchases and sales of investments. Our activities resulted in a $6.5 million outflow for the six months period ended June 30, 2002 and a $9.2 million outflow for the six months period ended June 30, 2001. The difference in cash outflow between the first six months of 2001 and 2002 was attributed to less net purchases of available-for-sale investments and capital expenditures for property and equipment. At June 30, 2002, we did not have any material commitments for future capital expenditures.

In April 2001, we entered into a 15 year non-cancelable lease agreement for a new, approximately 120,000 square foot corporate headquarters building with a targeted occupation date of April 2003.  Over the life of the lease, we are committed to expend approximately $35.0 million in rent payments.

For the six months ended June 30, 2002 we generated $357,000 from financing activities attributed to the issuance of common stock and stock option exercises.

At June 30, 2002, we had no amounts outstanding on our line of credit and were in compliance with all related covenants and restrictions. This line of credit expired on June 22, 2002.  We did not renew the line of credit.

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

WE HAVE HISTORICALLY INCURRED LOSSES AND WE MAY NOT ACHIEVE PROFITABILITY

We have not operated profitably to date. We incurred net losses of $9.0 million, $4.6 million, and $7.1 million in 2001, 2000, and 1999, respectively. At June 30, 2002, we had accumulated losses since inception of $41.7 million. We intend to continue to make significant investments in our research and development, marketing, services and sales operations. We anticipate that these expenses could significantly precede any revenues generated by the increased spending. As a result, we may continue to experience losses and negative cash flow from operations in future quarters. If we do become profitable, we may not sustain or increase our profitability.

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

WE FACE COMPETITIVE PRESSURES, WHICH MAY HAVE A MATERIAL ADVERSE EFFECT ON US

The market for our software products is highly competitive and, because there are relatively low barriers to entry in the software market, we expect competition to increase significantly in the future. In addition, because our industry is new and evolving and characterized by rapid technological change, it is difficult for us to predict whether, when and by whom new competing technologies or new competitors may be introduced into our markets. Currently, our competition comes from several different market segments, including computer telephony platform developers, computer telephony applications software developers, telecommunications equipment vendors and data networking equipment vendors. We cannot assure you that we will be able to compete effectively against current and future competitors. In addition, increased competition or other competitive pressures may result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

Our business will be adversely affected if web–based electronic business solutions are not widely adopted

Our products address a relatively new and emerging market for Web–based, interactive electronic business solutions. Therefore, our future success depends on the widespread adoption of the Web as a primary medium for commerce and business applications. The failure of this market to develop, or a delay in the development of this market, could have a material adverse effect on our business, financial condition or results of operations. The Web has experienced, and is expected to continue to experience, significant user and traffic growth, which has, at times, caused user frustration with slow access and download times. The Web infrastructure may not be able to support the demands placed on it by the continued growth on which our success depends. Moreover, critical issues concerning the commercial use of the Web, such as security, reliability, cost, accessibility and quality of service, remain unresolved and may negatively affect the growth of Web use or the attractiveness of commerce and business communication over the Web. In addition, the Web could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased activity or due to increased government regulation and taxation of Internet commerce.

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

SLOW GROWTH, OR A DECLINE IN DEMAND FOR INTERACTION MANAGEMENT SOFTWARE OF THE TYPE WE LICENSE, COULD MATERIALLY ADVERSELY AFFECT OUR GROWTH PROSPECTS

If the demand for interaction management software of the type we license does not grow within each of our targeted markets, our ability to grow our business could be materially adversely affected. All of our revenues have been generated from licenses of our Interaction Center Platform™ software or complementary products, and related support, educational and professional services. We expect these products and services to account for the majority of our revenues for the foreseeable future. Although we believe demand for the functions performed by our products is high, the market for our products and services is still emerging. Further, our growth plans require us to successfully attract enterprise and service provider end-user customers.

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

Our products cannot currently meet the communications needs of organizations with more than 500 users at a single call center location.  As these organizations expand to include multiple locations, our products can be customized to increase the number of telephone lines, extensions and users. We will need to adapt our software to serve larger single–site organizations.  Although we are currently developing and testing solutions that would enable our software to significantly increase the number of users that our products can serve at a single location, we cannot assure you that we will be able to successfully introduce this technology into a currently available version of our products.  Further, we may not be able to adapt our software in a timely or cost effective manner in a way that will permit us to serve these customers. This inability could have a material adverse effect on our business, financial condition or results of operations.

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

We regard our software products as proprietary. In an effort to protect our proprietary rights, we rely primarily on a combination of copyright, trademark and trade secret laws, as well as licensing and other agreements with consultants, suppliers, strategic and OEM partners, resellers and end–user customers, and employee and third–party non–disclosure agreements. These laws and agreements provide only limited protection of our proprietary rights. In addition, we have not signed agreements containing these types of protective provisions in every case, and the contractual provisions that are in place and the protection they provide vary and may not provide us with adequate protection in all circumstances. We have filed patent applications directed to several inventions embodied in our software products.  We currently hold one patent. We hold eight U.S. trademark registrations and 21 foreign trademark registrations, and have numerous other trademark applications pending worldwide, as well as having common law rights in other trademarks and service marks.  We hold one registered copyright. Because our means of protecting our proprietary rights may not be adequate, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization. A third party could also develop similar technology independently. In addition, the laws of some countries in which we sell our products do not protect our software and intellectual property rights to the same extent as the laws of the United States. Unauthorized copying, use or reverse engineering of our products could materially adversely affect our business, results of operations or financial condition.

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

In June 2000 and October 2001, we received letters from a competitor in the outbound call center market claiming that our products utilize technologies pioneered and patented by the competitor.  Although our patent counsel has not determined the validity or applicability of these patents, we have discussed the possible licensing of certain technologies from the competitor.  We cannot assure you that these claims can be resolved amicably without litigation, or that we will be able to enter into licensing arrangements on terms and conditions that would not have a material adverse effect on our business, financial condition or results of operations.

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

In July 2002, the Company received a letter from a consulting firm which has been retained by a telecommunication technology provider to develop and implement a licensing program based on the technology provider's patents.  The consulting firm believes a licensing agreement between the Company and the technology provider is appropriate.  The Company's patent counsel is in the process of reviewing the patents listed in the letter.  To date, the Company's patent counsel has not determined the validity or applicability of these patents.  The Company cannot assure you that this matter can be resolved amicably without litigation, or that it will be able to enter into a licensing arrangement on terms and conditions that would not have a material adverse effect on the Company's business, financial condition or results of operations.

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

Our success depends in large part on the continued service of our key personnel, particularly Dr. Donald E. Brown, our Chief Executive Officer and principal stockholder.  The loss of the services of  Dr. Donald E Brown or any key personnel could have a material adverse effect on our business, financial condition or results of operations.  We do not have key man life insurance on any of our employees.  Our future success also depends on our ability to attract, train, assimilate and retain additional qualified personnel. Competition for persons with skills in the software industry is intense, particularly for those with relevant technical and/or sales experience. We cannot assure you that we will be able to retain our key employees or that we can attract, train, assimilate or retain other highly qualified personnel in the future.

OUR WORKFORCE REDUCTION AND FINANCIAL PERFORMANCE MAY ADVERSELY AFFECT THE MORALE AND PERFORMANCE OF OUR PERSONNEL AND OUR ABILITY TO HIRE NEW PERSONNEL

In connection with our effort to streamline operations, reduce costs and rationalize our staffing and structure, we had a reduction in both 2001 and April 2002 of our worldwide workforce of approximately 10% each.  There were and may continue to be substantial costs associated with the workforce reductions related to severance and other employee-related  costs, and our restructuring plans may still yield unanticipated consequences, such as attrition beyond our implemented reduction in workforce.  As a result, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. The reduction in workforce may reduce employee morale and may create concern among existing employees about job security, which may lead to increased turnover.  These reductions in headcount may still subject us to the risk of litigation.  In addition, recent trading levels of our common stock have decreased the value of the stock options granted to employees pursuant to our stock option plans.  As a result of these factors, our remaining personnel may seek employment with larger, more established companies or companies they perceive as having less volatile stock prices.

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

From time to time, we are also involved in certain legal proceedings in the ordinary course of conducting our business. While the ultimate liability pursuant to these actions cannot currently be determined, we believe these legal proceedings will not have a material adverse effect on our financial position.

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

OUR STOCK PRICE HAS BEEN AND COULD CONTINUE TO BE HIGHLY VOLATILE

Our stock price has been highly volatile.  This volatility may be heightened because our industry is new and evolving, characterized by rapid technological change and susceptible to the introduction of new competing technologies or competitors.

Our stock price could continue to be highly volatile due to a number of factors, including but not limited to:

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

A CONTINUED DECLINE IN CAPITAL SPENDING COULD HAVE A MATERIAL ADVERSE EFFECT ON US

Our products typically represent substantial capital commitments by customers, involving a potentially long sales cycle.  As a result, customer purchase decisions may be significantly affected by a variety of factors including trends in capital spending for telecommunications, enterprise software, market competition, and the availability or announcement of alternative technologies.  Continued recent weakness in global economic conditions has resulted in many of our customers delaying and/or reducing their capital spending related to information systems.  If the economy continues to be weak, demand for our products could decrease resulting in lower revenues and a decline in the overall rate of the our revenue levels.

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

In June 2000 and October 2001, the Company received letters from a competitor in the outbound call center market claiming that the Company's products utilize technologies pioneered and patented by the competitor.  Although the Company's patent counsel has not determined the validity or applicability of these patents, the Company has discussed the possible licensing of certain technologies from the competitor.  The Company cannot assure you that these claims can be resolved amicably without litigation, or that it will be able to enter into licensing arrangements on terms and conditions that would not have a material adverse effect on the Company's business, financial condition or results of operations.

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

In July 2002, the Company received a letter from a consulting firm which has been retained by a telecommunication technology provider to develop and implement a licensing program based on the technology provider's patents.  The consulting firm believes a licensing agreement between the Company and the technology provider is appropriate.  The Company's patent counsel is in the process of reviewing the patents listed in the letter.  To date, the Company's patent counsel has not determined the validity or applicability of these patents.  The Company cannot assure you that this matter can be resolved amicably without litigation, or that it will be able to enter into a licensing arrangement on terms and conditions that would not have a material adverse effect on the Company's business, financial condition or results of operations.

Other third parties could claim that our technology infringes their proprietary rights.  Infringement claims, even if without merit, can be time consuming and expensive to defend.  A third party asserting infringement claims against us or our customers with respect to our current or future products may require us to enter into costly royalty arrangements or litigation, or otherwise materially affect us.

From time to time, the Company is also involved in certain legal proceedings in the ordinary course of conducting our business.  While the ultimate liability pursuant to these actions cannot currently be determined, none is expected to be material to our results of operations, financial condition or cash flows.

Item 4.  Submissions of Matters to Vote of Security Holders

We held our annual meeting of shareholders on May 21, 2002.  At that meeting, our shareholders reelected Donald E. Brown, M.D. and Robert A. Compton as Directors of the Corporation to each serve a three year term and until his successor is elected and has qualified.  The final results of the votes taken at the meeting were as follows:

	Votes For	Votes Against	Broker on-Votes	Abstentions
Election of Directors
Donald E. Brown, M.D.	13,198,013	—	—	674,456
Robert A. Compton,	13,862,157	—	—	10,312

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits

10.17 (iii) Modification and /or Extension Agreement, dated April 29, 2002, between the Company and KeyBank

10.34  Termination Letter Agreement between the Company and Michael E. Ford, dated April 17, 2002.

99.1 Certification pursuant to 18 U.S.C  Section 1350, Donald E. Brown, CEO

99.2 Certification pursuant to 18 U.S.C Section 1350, Keith A. Midkiff, CFO

(b)     Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter covered by this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interactive Intelligence, Inc.
(Registrant)

Date: August 13, 2002	By /s/ Keith A. Midkiff

Keith A. Midkiff
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)