Form 10-Q
period 2002-09-30
INTERACTIVE INTELLIGENCE INC
filed 2002-11-14
CIK 1083318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes ☒  No ☐

The number of shares of common stock outstanding on October 31, 2002 was 15,496,122.

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements and Footnotes.

Interactive Intelligence, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,627	$14,503
Short-term investments	11,714	7,581
Accounts receivable, net of allowance for doubtful accounts accounts of $852 in 2002 and $677 in 2001	7,406	8,424
Prepaid expenses	827	1,116
Other current assets	90	223
Total current assets	25,664	31,847

Property and equipment, net	8,232	9,598

Other assets, net	1,058	1,064
Total assets	$34,954	$42,509

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$3,824	$3,924
Accrued compensation and related expenses	975	1,096
Deferred revenue	9,437	9,214
Total current liabilities	14,236	14,234

Shareholders’ equity:
Preferred stock, no par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 authorized; 15,454,843 issued and outstanding at September 30, 2002, 15,282,673 issued and outstanding at December 31, 2001	155	153
Additional paid-in capital	64,019	63,485
Accumulated other comprehensive income	54	(13)
Accumulated deficit	(43,510)	(35,350)
Total shareholders’ equity	20,718	28,275
Total liabilities and shareholders’ equity	$34,954	$42,509

See accompanying notes.

Interactive Intelligence, Inc.

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenues:
Software	$6,481	$7,811	$19,474	$25,102
Services	5,147	4,132	$13,924	12,262
Total revenues	11,628	11,943	33,398	37,364

Costs and expenses:
Costs of software	296	246	874	549
Costs of services	2,920	3,170	8,808	10,450
Sales and marketing	5,167	5,426	15,730	16,727
Research and development	3,739	3,814	11,357	11,632
General and administrative	1,369	1,643	4,247	5,279
Special Charge	—	1,056	682	1,056
Total costs and expenses	13,491	15,355	41,698	45,693
Operating loss	(1,863)	(3,412)	(8,300)	(8,329)

Interest income, net	86	274	319	941
Loss before income taxes	(1,777)	(3,138)	(7,981)	(7,388)

Income taxes	50	95	179	236

Net loss	$(1,827)	$(3,233)	$(8,160)	$(7,624)

Net loss per share:
Basic and diluted	$(0.12)	$(0.21)	$(0.53)	$(0.51)

Shares used to compute net loss per share:
Basic and diluted	15,453	15,117	15,396	14,987

See accompanying notes.

Interactive Intelligence, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine months ended September 30,
	2002	2001
Operating activities
Net loss	$(8,160)	$(7,624)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	3,907	3,082
Amortization of deferred stock-based compensation	89	60
Changes in operating assets and liabilities:
Accounts receivable	1,018	555
Prepaid expenses	289	(239)
Other current assets	133	(301)
Accounts payable and accrued liabilities	(100)	211
Accrued compensation and related expenses	(121)	185
Deferred revenue	223	2,037
Net cash used by operating activities	(2,722)	(2,034)

Investing activities
Purchases of property and equipment, net	(2,541)	(4,397)
Purchases of available-for-sale investments	(15,026)	(10,156)
Sales of available-for-sale investments	10,960	5,904
Change in other assets	6	266
Net cash used by investing activities	(6,601)	(8,383)

Financing activities
Principal payments on capital lease obligations	—	(297)
Proceeds from issuances of common stock	338	296
Proceeds from stock options exercised	109	15,330
Net cash provided by financing activities	447	15,329

Net increase (decrease) in cash and cash equivalents	(8,876)	4,912

Cash and cash equivalents, beginning of period	14,503	1,999
Cash and cash equivalents, end of period	$5,627	$6,911

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

Principal operations of the Company commenced during 1997.  Since then, the Company has established wholly-owned subsidiaries in France, Australia, the United Kingdom and the Netherlands. The Company also currently has  branch offices in Japan, Korea and Malaysia.  The Company’s products are marketed in North America, Central America, South America, Europe, the Asia/Pacific region, Australia, and South Africa.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Net Loss:	$(1,827)	$(3,233)	$(8,160)	$(7,624)

Basic and diluted:
Weighted-average shares used to compute net loss per share:	15,453	15,117	15,396	14,987

Basic and diluted net loss per common share:	$(0.12)	$(0.21)	$(0.53)	$(0.51)

The Company’s calculation of diluted net loss per share excludes potential common shares as the effect would be antidilutive.  Potential common shares are composed of shares of common stock of the Company issuable on the exercise of stock options.  Options to purchase 3,312,608 shares of common stock with exercise prices of $0.13 to $50.50 per share were outstanding as of September 30, 2002 and options to purchase 2,482,337 shares of common stock with exercise prices of $0.13 to $50.50 per share were outstanding as of September 30, 2001.

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

In July 2002, the Company received a letter from a consulting firm which has been retained by a telecommunication technology provider to develop and implement a licensing program based on the technology provider’s patents.  The consulting firm believes a licensing agreement between the Company and the technology provider is appropriate.  The Company’s patent counsel is in the process of reviewing the patents listed in the letter.  To date, the Company’s patent counsel has not determined the validity or applicability of these patents.  The Company cannot assure you that this matter can be resolved amicably without litigation, or that it will be able to enter into a licensing arrangement on terms and conditions that would not have a material adverse effect on the Company’s business, financial condition or results of operations.

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

6.     Special Charges

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Certain statements in this Form 10-Q contain “forward-looking” information (as defined in Section 27A of the Securities Act of 1933, as amended) that involves risks and uncertainties, which may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can be identified by their use of such verbs as “expects,” “anticipates,” and “believes” or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, the “Factors Affecting Operating Results” described herein and the Risk Factors described in our Securities and Exchange Commission filings, including the Form 10-K filing for the year ended December 31, 2001.

Overview

We commenced operations in October 1994. Through the end of 1996, we focused primarily on research and development activities. Our first product was released in March 1997. In 1997 and 1998, we expanded our operations to capitalize on the increased market demand for communications and interaction management software. We decided, at the expense of profitability, to continue investing significantly in research and development, and to accelerate our investments in marketing, services and sales operations. We had no revenue in 1996, and our total revenues were $1.6 million in 1997, $9.0 million in 1998, $19.1 million in 1999, $38.6 million in 2000, and $50.1 million in 2001.   Our revenues have declined in 2002 and we cannot assure you that our revenues in the future.    We believe our investments in research and development and in marketing, services and sales operations will continue to be critical to our revenue growth. However, these investments have also significantly increased our operating costs and expenses, contributing to the net losses and operating losses that we have incurred in each fiscal quarter since our formation. In addition, we may continue to experience losses and negative cash flows from operations in future quarters. We cannot assure you when or if we will achieve profitability or, if achieved, that we will be able to sustain profitability. Our operating results have varied significantly from quarter to quarter and may continue to do so in the future. As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, and you should not rely on them as an indication of our future performance.

On April 4, 2002, we commenced a restructuring program to reduce expenses and improve efficiency due to macro-economic and capital spending issues affecting our industry.  The restructuring program resulted in the reduction of approximately 10% of the worldwide workforce.  This reduction affected most business functions and geographic regions.  The financial impact of the restructuring and other special charges was  $682,000, which was expensed in the second quarter of 2002.

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

In accordance with AICPA Statement of Position (SOP) 97-2 as amended by SOP 98-4 and SOP 98-9, software license revenues can be recognized upon the shipment of software if:

• persuasive evidence of an arrangement exists,

• sufficient vendor-specific objective evidence exists to support allocating the total fee to all elements of the arrangement,

• the fee is fixed or determinable, and

• collection is probable.

As a result, we typically recognize software license fees only when a reseller places a binding order for our software, which gives the reseller the right to distribute our products to end-user customers, or when an end-user customer signs a binding contract which gives them the right to use our software. If the order includes an acceptance period, we recognize revenues upon the earlier of order acceptance or the expiration of the acceptance period.

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

Historical Results of Operations

The following table presents certain financial data, derived from our unaudited statements of operations, as a percentage of total revenues for the periods indicated.  The operating results for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the full year or for any future period.

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenues:
Software	56%	65%	58%	67%
Services	44	35	42	33
Total revenues	100	100	100	100

Costs and expenses:
Costs of software	3	2	3	1
Costs of services	25	27	26	28
Sales and marketing	44	45	47	45
Research and development	32	32	34	31
General and administrative	12	14	13	14
Special Charges	—	9	2	3
Total costs and expenses	116	129	125	122

Operating loss	(16)	(29)	(25)	(22)
Interest income	1	3	1	3
Loss before income taxes	(15)	(26)	(24)	(19)
Income taxes	—	1	1	1
Net loss	(15)%	(27)%	(25)%	(20)%

Revenues

Our total revenues decreased 3% from $11.9 million for the three months ended September 30, 2001 to $11.6 million for the three months ended September 30, 2002.  Total revenues decreased 11% from $37.4 million for the nine months ended September 30, 2001, to $33.4 million for the nine months ended September 30, 2002.  Non-North American revenues slightly increased from  $2.3 million for the three months ended September 30, 2001 to $2.4 million for the three months ended September 30, 2002.  However, overall non-North American revenues decreased from $8.3 million for the nine months ended September 30, 2001 to $5.4 million for the nine months ended September 30, 2002.  Our revenues are derived primarily from software license fees and charges for services, including product maintenance, education services, and professional services. The decrease in total revenues resulted from lower software sales.  While it is difficult to project revenues in the current economic environment, we currently anticipate software revenues will continue to represent the majority of our revenues for the foreseeable future.

Software.  Our software revenues decreased 17% from $7.8 million for the three months ended September 30, 2001, to $6.5 million for the three months ended September 30, 2002.  Software revenues decreased 22% from $25.1 million for the nine months ended September 30, 2001, to $19.5 million for the nine months ended September 30, 2002.  We believe the decrease in software revenues resulted from a continued weak economic environment, particularly in the technology markets, causing many of our customers to delay and/or reduce their capital spending.

Services.  Services revenues increased 25% from $4.1 million for the three months ended September 30, 2001, to $5.1 million for the three months ended September 30, 2002.  Services revenues increased 14% from $12.3 million for the nine month period ended September 30, 2001, to $13.9 million for the nine month period ended September 30, 2002.  The increase in service revenues was primarily due to an increase in product maintenance revenues which is related to our growing installed base of end-user customers.

Cost and Expenses

Our total costs and expenses decreased 12% from $15.4 million for the three months ended September 30, 2001, to $13.5 million for the three months ended September 30, 2002.  Similarly, total costs and expenses decreased 9% from $45.7 million for the nine months ended September 30, 2001, to $41.7 million for the nine months ended September 30, 2002.  The decrease in amount was primarily due to the result of the implementation of our restructuring plans to reduce expenses and due to lower software revenues.

Costs of Software.  Costs of software consist primarily of product royalties paid to third-parties for the use of their technologies in our products and, to a lesser extent, software packaging costs, which include product media, duplication and documentation.  Costs of software increased from $246,000 for the three months ended September 30, 2001, to $296,000 for the three months ended September 30, 2002. This represents 3% and 5% of software revenues for the three months ended September 30, 2001 and 2002, respectively.  Costs of software increased from $549,000 for the nine months ended September 30, 2001 to $874,000 for the nine months ended September 30, 2002. This represents 2% of software revenues for the nine months ended September 30, 2001 and 4% of software revenues for the nine months ended September 30, 2002. The dollar increases were primarily due to royalties owed as a result of higher software revenues associated with our Interaction Center  Platform™ and other related products. We expect product royalties to continue to increase as we release additional products, release additional versions of our existing products, and integrate additional third-party functions and features into our product offerings.

Costs of Services.  Costs of services consist primarily of compensation expenses for technical support, education, and professional services personnel and other costs associated with supporting and enabling our resellers and end-user customers.  Costs of services decreased from $3.2 million for the three months ended September 30, 2001, to $2.9 million for the three months ended September 30, 2002.  Costs of services decreased from $10.5 million for the nine months ended September 30, 2001, to $8.8 million for the nine months ended September 30, 2002.  As a percentage of service revenues, costs of services decreased from  77% to 57% for the three months ended September 30, 2001 and 2002, respectively, and decreased from 85% to 63% for the nine months ended September 30, 2001 and 2002, respectively. The dollar decrease was the result of a reduction in employees and expenditures as part of our restructuring plans and increased operating efficiencies.

Sales and Marketing.  Sales and marketing expenses consist of trade shows, advertising, telemarketing campaigns, public relations and other promotional expenses, compensation expenses, including sales commissions, and travel expenses.  Sales and marketing expenses decreased from $5.4 million for the three months ended September 30, 2001, to $5.2 million for the three months ended September 30, 2002.  Sales and marketing expenses decreased from $16.7 million for the nine months ended September 30, 2001 to $15.7 million for the nine months ended September 30, 2002.  The decrease was the result of a reduction in employees and marketing program expenditures following the implementation of our restructuring plans, and decreased commissions due to lower sales. As we continue to focus on sales growth and develop awareness for our products, we plan to continue investing significantly in sales and marketing efforts.

Research and Development.  Research and development expenses consist primarily of compensation expenses for our developers and third party efforts to develop and enhance our products, including adapting our products for specific non-English languages and allowing our products to effectively run with alternative hardware configurations.  Research and development expenses decreased from $3.8 million for the three months ended September 30, 2001, to $3.7 million for the three months ended September 30, 2002.   Research and development expenses decreased from $11.6 million for the nine months ended September 30, 2001, to $11.4 million for the nine months ended September 30, 2002.  Currently, all costs related to research and development of our products are charged to research and development expense as incurred.  These decreases are the result of a reduction in employees following the implementation of our restructuring plans.  We believe that a significant investment in research and development has been, and will continue to be, critical to market acceptance of our products.

General and Administrative.  General and administrative expenses consist primarily of compensation for our administrative, financial, and information technology personnel, and a number of non-allocable costs, including legal and other professional service fees.  General and administrative expenses decreased from $1.6 million for the three months ended September 30, 2001, to $1.4 million for the three months ended September 30, 2002.  General and administrative expenses decreased from $5.3 million for the nine months ended September 30, 2001 to $4.2 million for the nine months ended September 30, 2002.  The decreases were primarily due to lower bad debt expense and savings associated with our restructuring initiatives, including lower staffing levels and cost controls.

Special Charges.  For the nine months ended September 30, 2002, we incurred a special charge of $682,000, primarily consisting of severance, benefits and other related costs from the reduction of our workforce by 10%, or approximately 45 people.  Global functions impacted by the restructuring included sales and sales infrastructure, support services, marketing, research and development, and administration.

Interest income, net

Interest income, net is generated primarily from invested funds from our initial public offering completed in September 1999 and the equity investment made by Cisco Systems, Inc. (“Cisco”) on January 25, 2001.  Net interest income decreased from $274,000 for the three months ended September 30, 2001 to $86,000 for the three months ended September 30, 2002.  Net interest income decreased from $941,000 for the nine months ended September 30, 2001 to $319,000 for the nine months ended September 30, 2002.  This decrease can be attributed to the decrease in interest rates and less cash on hand.

Income taxes

For U.S. corporate income tax purposes, we did not recognize a tax benefit related to U.S. federal or state income taxes during the three months or nine months ended September 30, 2001 or September 30, 2002 because of the uncertainty of eventually realizing these benefits.  However, we did recognize a tax expense related to our international operations of $50,000 for the three months ended September 30, 2002, and $179,000 for the nine months ended September 30, 2002.

Liquidity and Capital Resources

As of September 30, 2002, we had cash and cash equivalents of $5.6 million, $11.7 million in short term investments, and a working capital balance of $11.4 million.

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

Our operating activities resulted in net cash outflows of $2.7 million for the nine months ended September 30, 2002 and $2.0 million for the nine months ended September 30, 2001.  The net operating cash outflow for the first nine months of 2002 was primarily due to the operating loss, partially offset by an increase in accounts receivable and the non-cash depreciation amount.  The net operating cash outflow for the first nine months of 2001 was primarily due to the operating loss, primarily offset by an increase in deferred revenue and the non-cash depreciation amount.

Our investing activities have consisted primarily of capital expenditures for property and equipment and purchases and sales of investments.  Our activities resulted in a $6.6 million outflow for the nine month period ended September 30, 2002 and a $8.4 million outflow for the nine month period ending September 30, 2001.  The difference in cash outflow between the first nine months of 2001 and 2002 was attributed to lower capital expenditures for property and equipment.  At September 30, 2002, we did not have any material commitments for future capital expenditures.

In April 2001, we entered into a 15 year non-cancelable lease agreement for a new, approximately 120,000 square foot corporate headquarters building with a targeted occupation date of April 2003.  Over the life of the lease, we are committed to expend approximately $35.0 million in rent payments.

For the nine months ended September 30, 2002 we generated $447,000 in net proceeds from financing activities attributed to the issue of common stock and stock option exercises.

Our line of credit expired on June 22, 2002 and we did not renew the line of credit.  At the time of expiration, we were in compliance with all related covenants and restrictions.

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

Factors Affecting Operating Results

WE HAVE HISTORICALLY INCURRED LOSSES AND WE MAY NOT ACHIEVE PROFITABILITY

We have not operated profitably to date. We incurred net losses of $9.0 million, $4.6 million, and $7.1 million in 2001, 2000, and 1999, respectively. At September 30, 2002, we had accumulated losses since inception of $43.5 million. We intend to continue to make significant investments in our research and development, marketing, services and sales operations. We anticipate that these expenses could significantly precede any revenues generated by the increased spending. As a result, we may continue to experience losses and negative cash flow from operations in future quarters. If we do become profitable, we may not sustain or increase our profitability.

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

Because of our limited number of products, changes in pricing policies and the timing of the development, announcement and sale of new or upgraded versions of our products are some of the additional factors that could cause our revenues and operating results to vary significantly from quarter to quarter.

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

OUR BUSINESS WILL BE ADVERSELY AFFECTED IF WEB-BASED ELECTRONIC BUSINESS SOLUTIONS ARE NOT WIDELY ADOPTED

Our products address a relatively new and emerging market for Web-based, interactive electronic business solutions. Therefore, our future success depends on the widespread adoption of the Web as a primary medium for commerce and business applications. The failure of this market to develop, or a delay in the development of this market, could have a material adverse effect on our business, financial condition or results of operations. The Web has experienced, and is expected to continue to experience, significant user and traffic growth, which has, at times, caused user frustration with slow access and download times. The Web infrastructure may not be able to support the demands placed on it by the continued growth on which our success depends. Moreover, critical issues concerning the commercial use of the Web, such as security, reliability, cost, accessibility and quality of service, remain unresolved and may negatively affect the growth of Web use or the attractiveness of commerce and business communication over the Web. In addition, the Web could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased activity or due to increased government regulation and taxation of Internet commerce.

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

Dialogic Corporation and AcuLab plc are our primary suppliers of the voice processing boards that are used by a majority of our end-user customers for the operation of our products.  If a majority of future end-

user customers desire to utilize the voice processing boards to enable our products and these suppliers become unable or unwilling to continue to manufacture and supply these voice processing boards in the volume, price and technical specifications we require, then we would have to adapt our products to a substitute supplier.  We may not be able to successfully introduce voice processing boards made by a substitute supplier into the available versions of our products. In addition, introducing a substitute supplier of voice processing boards could result in unforeseen additional product development or customization costs and could also introduce hardware and software operating or compatibility problems. We cannot assure you that these issues will not affect product shipments, will not be costly to correct, will not damage our reputation in the markets in which we operate, or will not have a material adverse affect on our business, financial condition or results of operations.

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

We regard our software products as proprietary. In an effort to protect our proprietary rights, we rely primarily on a combination of copyright, trademark and trade secret laws, as well as licensing and other agreements with consultants, suppliers, strategic and OEM partners, resellers and end–user customers, and employee and third–party non–disclosure agreements. These laws and agreements provide only limited protection of our proprietary rights. In addition, we have not signed agreements containing these types of protective provisions in every case, and the contractual provisions that are in place and the protection they provide vary and may not provide us with adequate protection in all circumstances. We have filed patent applications directed to several inventions embodied in our software products.  We currently hold two patents. We hold eight U.S. trademark registrations and 21 foreign trademark registrations, and have numerous other trademark applications pending worldwide, as well as having common law rights in other trademarks and service marks.  We hold one registered copyright. Because our means of protecting our proprietary rights may not be adequate, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization. A third party could also develop similar technology independently. In addition, the laws of some countries in which we sell our products do not protect our software and intellectual property rights to the same extent as the laws of the United States. Unauthorized copying, use or reverse engineering of our products could materially adversely affect our business, results of operations or financial condition.

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

In July 2002, we received a letter from a consulting firm which has been retained by a telecommunication technology provider to develop and implement a licensing program based on the technology provider’s patents.  The consulting firm believes a licensing agreement between the Company and the technology provider is appropriate.  Our patent counsel is in the process of reviewing the patents listed in the letter.  To date, our patent counsel has not determined the validity or applicability of these patents.  We cannot assure you that this matter can be resolved amicably without litigation, or that we will be able to enter into a licensing arrangement on terms and conditions that would not have a material adverse effect on our business, financial condition or results of operations.

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

FLUCTUATIONS IN THE VALUE OF FOREIGN CURRENCIES COULD RESULT IN LOSSES

Our international revenues are generally denominated in U.S. Dollars with the exception of some European resellers and end-user customers located in countries who have adopted the Euro as their official currency.  Our international expenses are generally denominated in local foreign currencies. Although foreign currency translation gains and losses have been immaterial to date, fluctuations in exchange rates between the U.S. Dollar and other currencies could have a material adverse effect on our business, financial condition or results of operations, and particularly on our operating margins. To date, we have minimally sought to hedge the risks associated with fluctuations in exchange rates, but we may more actively undertake to do so in the future. Any hedging techniques we implement in the future may not be successful. Exchange rate fluctuations could also make our products more expensive than competitive products not subject to these fluctuations, which could adversely affect our revenues and profitability in international markets.

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

Item 4. Controls and Procedures.

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Within the 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act.  Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.

There have been no significant changes in our internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

In July 2002, we received a letter from a consulting firm which has been retained by a telecommunication technology provider to develop and implement a licensing program based on the technology provider’s patents.  The consulting firm believes a licensing agreement between the Company and the technology provider is appropriate.  Our patent counsel is in the process of reviewing the patents listed in the letter.  To date, our patent counsel has not determined the validity or applicability of these patents.  We cannot assure you that this matter can be resolved amicably without litigation, or that we will be able to enter into a licensing arrangement on terms and conditions that would not have a material adverse effect on our business, financial condition or results of operations.

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

Item 5. Other Information.

Mr. Phillip A. Bounsall resigned from our Board of Directors and related Committees.  He advised us that his resignation was due to personal reasons.  At the Board of Directors meeting on November 12, 2002, the remaining Board members elected Mr. McWhirter to fill the vacancy created by the resignation of Mr. Bounsall.  Mr. McWhirter retired from Peoples Bank & Trust where he served as Chairman of the Board and Chief Executive Officer.  Mr. McWhirter currently serves on the Executive Committee and is Chairman Emeritus of Fifth Third Bank, Indiana.

Item 6. Exhibits and Reports on Form 8-K.

(a)          Exhibits

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

Interactive Intelligence, Inc.
(Registrant)

Date: November 14, 2002	By /s/ Keith A. Midkiff

Keith A. Midkiff
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

CERTIFICATIONS

I, Donald E. Brown, M.D., certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Interactive Intelligence, Inc.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Donald E. Brown
Donald E. Brown, M.D.
President and Chief Executive Officer

CERTIFICATION

I, Keith A. Midkiff, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Interactive Intelligence, Inc.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Keith A. Midkiff
Keith A. Midkiff
Chief Financial Officer and Treasurer