Form 10-K
period 2002-12-31
INTERACTIVE INTELLIGENCE INC
filed 2003-03-31
CIK 1083318

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-27385

INTERACTIVE INTELLIGENCE, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-1933097
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7601 Interactive Way
Indianapolis, Indiana 46278
(Address of principal executive offices)

(317) 872-3000
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value
(Title of class)

        Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Include by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        As of June 30, 2002, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $20,291,993 assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are "affiliates".

        As of March 15, 2003 there were 15,565,920 shares outstanding of the registrant's common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for its 2003 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

PART I.

Item 1. Business.

        We are a leading provider of software that manages a broad range of customer interactions including traditional telephone calls and faxes as well as Internet-based interactions such as e-mail, text chat, Web callback requests and voice over Net calls. We sell our products into three distinct markets—call (or contact) centers, enterprises and service providers. Using our software, our end-user customers are able to replace a variety of traditional devices such as private branch exchange devices or PBXs, automatic call distributors or ACDs, voice mail systems, interactive voice response systems or IVRs, fax servers, call recorders and computer telephony integration or CTI middleware. Additionally we offer a product that allows organizations to quickly develop applications for wireless devices such as personal digital assistants and digital cell phones. We began licensing our products in 1997 and have grown our revenues from $1.6 million in 1997 to $47.8 million in 2002. However, we cannot assure you that our revenues will grow in the future.

        We believe that our products provide our end-user customers with integrated, software-based interaction management solutions that have several advantages over traditional communications devices, including:

  •
  greater ability to utilize the Internet for e-commerce and customer service;

  •
  broader range of functions than can typically be found in traditional systems;

  •
  reduced need to integrate disparate technologies and the elimination of costly CTI middleware;

  •
  open architecture and better compatibility with leading e-mail systems, Web servers and customer relationship management, or CRM, applications;

  •
  lower total cost of ownership; and

  •
  greater ability to customize communications to meet specific needs.

        We have licensed our products to more than 1,000 customers, including Abbott Labs, Abercrombie & Fitch Co., Blue Cross Blue Shield of Rochester, Eli Lilly and Company, Clarian Health, Fujitsu Limited, Indiana University, Kohl's Corporation, Motorola Employee Credit Union, PeopleSoft, Inc., Sears Mexico Inc, Shinsei Bank, St. Vincent's Hospital, Union Planters Corporation and Walgreens Co.. We market our products and services through an extensive distribution network consisting of more than 135 resellers located throughout the Americas, Europe and Asia. Our resellers range from local organizations to large regional and international firms, including Bell South, Sprint, Unisys, NEC Business Solutions and Deutsche Telekom. In addition to support services, we also provide educational, professional and hosted services to resellers and customers.

        We are an Indiana corporation formed in 1994, and we maintain our executive offices at 7601 Interactive Way, Indianapolis, IN 46278. Our telephone number is 317-872-3000.

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

Growth of Internet-based interactions

        In addition to more traditional communications media such as telephone, voice mail, and fax, the growth of the Internet has expanded the number and complexity of communications media to include e-mail, Internet chat sessions, Web callback requests and voice over Net calls. Enterprises are increasingly utilizing the Internet as an important channel for sales, distribution and customer service. Because of their reliance on the Internet, these enterprises generally require more than simple dial tone and voice mail from their communications infrastructure and are more likely to deploy e-mail management and Web collaboration products in order to provide advanced Web-based customer service. Additionally, most enterprises currently interact through these media using separate devices, resulting in inefficient communication. These circumstances force organizations to re-evaluate their existing systems in order to address the requirements of a more complex communications environment.

Convergence of Voice and Data

        Voice traffic is increasingly moving from traditional, circuit-switched networks and devices to networks and devices based on the popular TCP/IP protocol. This transition is referred to as the voice over IP, or VoIP, movement. Traditional PBXs are being replaced by so-called "softswitches" from vendors such as Cisco Systems, Inc., 3Com Corporation, and others. This transition is causing many organizations to look for application platforms that can work effectively with these new IP-based systems in order to provide a wide range of communication services.

Acceptance of customer relationship management (CRM)

        Many businesses have purchased and deployed software systems for customer relationship management, or CRM. These systems allow businesses to better track and understand their customers. CRM systems must often be integrated with communications systems in order to effectively monitor customer interactions and provide real-time information to employees. With more customer interactions arriving by means of the Internet, existing products that integrate CRM solely with traditional communications systems are becoming less effective. Interaction management software such as ours can consolidate the processing of all customer interactions regardless of media type to provide integration with leading CRM products.

Growth of call (contact) centers

        In an increasingly competitive environment, businesses are attempting to differentiate themselves with their customer service and support. They are also trying to improve the level of service they offer over the Internet. To consolidate customer contact points and focus on customer service, organizations frequently implement formal call (contact) centers, which are designed to meet voice-based and Internet-based customer interactions. Putting a contact center into place often requires organizations to purchase several different communications devices to simply handle voice-based interactions, such as a private branch exchange or PBX, an interactive voice response or IVR system, an automatic call distributor or ACD, a predictive dialer and a call logger, and then spend time and money attempting to integrate these disparate devices.

Increasing need to integrate telecommunications and information systems

        Historically, telecommunications systems and information systems have been separate and distinct. To more effectively and efficiently interact, both internally and externally, we believe that enterprises need to seamlessly access and utilize these two systems. Products, often referred to as middleware, have been designed to integrate various types of telecommunications devices with information technology. For example, an application called screen pop makes a window pop up on an agent's monitor with information about a call at about the same time that the agent's telephone or headset begins to ring. This allows the agent to see all the information necessary to assist the customer. With middleware, even simple applications, such as screen pop, can be difficult and expensive to implement.

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

        Generally, these organizations provide some sort of communications connection into homes and businesses that they charge for on a regular basis. As the price for connectivity declines rapidly, we believe that these organizations may want to differentiate their offerings based on the enhanced services they can provide. Examples of these services include unified messaging, interactive voice response, speech recognition, paging, conferencing, phone numbers that follow the recipient of the call, and appointment scheduling.

        Traditionally, providing a wide range of voice and data interaction services required service providers to interface different proprietary systems and incur significant integration fees. We believe this creates an opportunity for a new platform that is flexible enough for service providers to deliver a variety of enhanced services under a common administration and design architecture, while at the same time lowering both the cost of entry and ongoing operation.

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

Interactive Intelligence Solution

        The Interactive Intelligence solution for call (contact) centers, enterprises and service providers is an open software platform that, when installed on a server running Windows® 2000, provides a comprehensive set of communications and interaction management services. Our Interaction Center Platform® products are capable of processing thousands of interactions per hour, including telephone calls, e-mails, faxes, voice mail messages, Internet chat sessions, Web call-back requests and voice over Net calls.

        We believe that the differentiating characteristics of the Interactive Intelligence solution enable our end-user customers to more effectively communicate and interact with their constituencies at a lower total cost of ownership than through the use of traditional computer telephony integration products. The strategic advantages of our single system approach are:

        Standards-based voice over IP capabilities.    Our products incorporate native voice over IP (also known as IP telephony) capabilities based on the Session Initiation Protocol (SIP), an international standard developed by the Internet Engineering Task Force (IETF) and adopted by a number of industry leaders including Microsoft Corporation. These SIP capabilities allow our products to make use of a wide variety of telephones, gateways, and other telephony devices from many different vendors.

        Greater ability to utilize the Internet.    Our products allow organizations to offer Internet-based interaction options to their customers. These interaction options include e-mail, text chat, Web callback requests, and voice over Net calls. Such options are critical for effective e-commerce and Web-based customer service.

        Broader range of functions.    Unlike traditional systems that require end-user customers to purchase separate products to attain broader functionality, our products offer a broad, integrated suite of communications features, including telephony,, e-mail processing, automatic call distribution, interactive voice response, inbound and outbound fax, conferencing, call recording, call monitoring and text chat processing. Our products also include facilities that allow supervisors to obtain numerous reports and to view communications statistics in real time. We believe that, collectively, these capabilities allow our customers to improve customer service and increase internal efficiency.

        Reduced need to integrate disparate technologies.    Traditional communications systems generally require significant integration efforts to get their different components to work together effectively. This integration often involves the purchase of expensive hardware, middleware and services. Our products pre-assemble all of the necessary components into one software solution, allowing end-user customers to concentrate their efforts on improving business operations. Additionally, our products can be used to supplement the capabilities of a PBX to provide Web-based interaction management, unified messaging, IVR or departmental contact center services.

        Open architecture and better compatibility with leading technologies.    Traditional telecommunications devices are based on proprietary, closed architecture, which often limits the end-user customer's ability to change or customize the products. Frequently, even simple changes such as adding a new employee or changing an employee's location require intervention by the vendor. Our products are built around industry standard hardware and software components such as Intel microprocessors and the Microsoft Windows® operating system. Our open architecture allows end-user customers to configure our system to meet their customized communications needs and to make hardware or software modifications as necessary. For example, if one of our end-user customers needs more space for voice mail recordings, it can simply purchase a larger disk drive on the open market. Our products also interoperate easily with popular information technology products, including:

  •
  e-mail servers, including Microsoft® Exchange Server, Lotus® Notes, Novell® GroupWise® and Sun/iPlanet™ Messaging Server;

  •
  database systems, including those from Oracle Corporation, Sybase, Inc., Microsoft Corporation and IBM Corporation;

  •
  mainframe systems, including those that support 3270 and 5250 terminal emulation;

  •
  Web servers, including those from Microsoft Corporation, America Online, Inc. and Apache Digital Corporation;

  •
  network management systems, including Hewlett-Packard Company's HP OpenView, Tivoli System Inc.'s NetView® and Computer Associates International, Inc.'s Unicenter TNG;

  •
  customer relationship management (CRM) and enterprise resource planning (ERP) systems, including those from Microsoft Corporation, Siebel Systems, Inc., Peoplesoft, Inc., SAP Corporation, Pivotal Corporation, E.piphany, Inc., and Onyx Software Corporation; and

  •
  enterprise directories, including Microsoft® Active Directory™, Novell® NDS® e-Directory™ and Sun/ iPlanet™ Directory Server.

        Lower total cost of ownership.    We believe that our software solutions can result in a lower total cost of ownership in comparison to traditional communication systems with similar functionality, which typically consist of multiple, disparate components. For example, our products' capabilities reside in a single Windows® 2000 server with a software interface designed for ease of use. As a result, all configuration and maintenance of our products are confined to a single system. This results in a lower total cost of ownership due to the reduced time and expense typically required to maintain a centralized software-based interaction management system.

        Greater ability to customize communications to meet specific needs.    While our products can be deployed quickly with minimal configuration, organizations can also customize many aspects of their communications processing using our graphical application generator, Interaction Designer®. This means that our products can serve as a platform upon which organizations can build highly tailored communications processes for their customers, employees or subscribers. It also means that end-user customers need to learn only a single tool in order to customize their dial plans, call distribution rules, interactive voice response menus,, Web services, voice mail systems, fax applications and other communications applications.

Business Strategy

        Our primary business objective is to become the leading provider of interaction management software solutions that allow call (contact) centers, enterprises and service providers to automate virtually every aspect of their business communications. Our strategy for achieving this objective incorporates the following key elements:

        Continue to hold a leading technology position.    We have significant technical expertise in Internet, contact center, telecommunications and software technologies. We intend to use our expertise to add new features to our products to increase their marketability in our three target markets. We are improving the ability of our current and future products to handle the needs of larger organizations. We have released and are currently deploying a new version of our products that works effectively with the new H.100 standard. This new voice bus offers four times the capacity of the SC voice bus that we have used in the past. We believe this new version can meet the needs of call (contact) centers with up to 500 agents per site on a single server. Our new unified communications and wireless application development products are suitable for enterprises with tens of thousands of employees.

        Operate across a range of hardware platforms including softswitches and legacy PBXs.    We have designed our products to work well on several different hardware platforms, including voice processing boards from Intel Corporation and Aculab plc. In addition, our software works with the Cisco AVVID voice over IP platform. We believe that the ability of our products to run across a variety of voice switching platforms provide investment protection to our end-user customers and increase our potential customer base.

        Broaden our current product offerings.    We plan to broaden our current product offerings by developing additional features and capabilities for our target markets. For the contact center market, we are now deploying a new version of our Interactive Intelligence Customer Interaction Center®, or

CIC, that incorporates support for the Session Initiation Protocol or SIP that allows us to route voice calls over TCP/IP networks. We believe that this new version will allow our customers to more easily make the transition from legacy telecommunications to voice over IP. For enterprises, we are now deploying a new version of our Communité® unified communications product that includes better scalability and new features such as user-definable distribution lists and multi-tenant capabilities for service providers.

        Develop new products.    We have recently introduced three new products targeted at the broad market for enterprise solutions—Communité, Mobilité, and Vocalité. We believe that these products can meet the needs of small or large organizations for unified communications, wireless application development, and speech-enabled interactive voice response, respectively. Communité makes use of Microsoft Active Directory and Exchange 2000 in order to handle large numbers of users for a universal inbox that places voice mail messages and faxes in corporate e-mail inboxes. Mobilité is a platform that allows organizations to build and deploy complex business applications that run on personal digital assistants or PDAs with wireless connectivity such as the BlackBerry™ from Research In Motion Limited, Palm™ VII and 507 from Palm Corporation, and devices based on the Pocket PC platform from Microsoft Corporation. Mobilité™ is based on the same software platform as CIC, our Enterprise Interaction Center®, or EIC, and our Service Interaction Center™, or SIC, but adds extensions necessary to communicate with and control wireless devices. Vocalité combines the call processing, data access, and speech recognition capabilities of CIC into a stand-alone interactive voice response or IVR product suitable for both large and small applications.

        Improve the effectiveness of our global distribution channel.    We plan to improve our existing distribution channel, which currently consists of over 135 resellers in more than 30 countries. Our expansion efforts include a significant focus on broadening our distribution channel in North America and we also plan to expand our distribution channel in Europe, the Asia/Pacific region, and Latin America. Currently, we have over 90 resellers and a 50-person field sales force that manages, supports and develops our distribution channel in North America and more than 40 resellers and a 22-person field sales force in Europe and the Asia/Pacific region. We have also signed a reseller in each of India, South Africa, Turkey, Egypt, and Central and South America. We intend to continue to broaden our geographic and market presence through our reseller coverage to enhance our market share position.

        Develop our strategic business relationships.    We have strategic relationships with both emerging and leading technology companies, including Aculab plc, Intel Corporation, Microsoft Corporation, and Nuance Communications, Inc. In addition to these technical and marketing relationships, we are currently operating under strategic OEM agreements with Pivotal Corporation and Hitachi Corporation. Under the terms of these agreements, our OEM partners incorporate portions of our technology with their products. We are currently pursuing OEM relationships with network equipment vendors, developers of customer relationship management (CRM) software, and other high tech companies. We also intend to evaluate strategic acquisitions and investment opportunities for products and technologies to complement or extend our existing products, offer access to additional distribution channels or increase our customer base.

Products

        We have a comprehensive line of software products to serve the communication and interaction needs of call (contact) centers, enterprises, and service providers.

        We currently market and license the following contact center products:

  •
  Interactive Intelligence Customer Interaction Center® (CIC)—our comprehensive interaction management solution for call (contact) centers;

  •
  Interaction Recorder®—an add-on product that allows users to easily log, record and retrieve calls;

  •
  Interaction Dialer®—a predictive dialing add-on product for outbound campaign management;

  •
  Interaction Director®—a pre and post-call routing product for multi-site call centers; and

  •
  e-FAQ®—an e-mail and Web auto response management solution.

        We currently market and license the following enterprise products:

  •
  Enterprise Interaction Center® (EIC)—our comprehensive interaction management solution for enterprises;

  •
  Communité®—a unified communications product for distributed enterprises;

  •
  Mobilité™—a wireless application development and deployment product for enterprises with mobile employees; and

  •
  Vocalité™—a speech-enabled interactive voice response product.

        We currently market and license the following service provider product:

  •
  Service Interaction Center™ (SIC)—our interaction management platform for service providers.

Interactive Intelligence Customer Interaction Center® or CIC

        Customer Interaction Center (CIC) is a bundled communications application suite that provides organizations with a broad array of communications and interaction processing capabilities, including:

  •
  Telephone system with IP-PBX configuration options—allows end-users to place and receive telephone calls as a private branch exchange or PBX. Analog trunks and digital trunks, such as T1/E1, ISDN and PRI, from the telephone company can be connected to a CIC server as well as the twisted pair connections to desktop phones. In addition to basic hold and transfer operations, CIC provides text-to-speech, speech recognition and support for conference calls with up to 32 participants. CIC also includes support for Session Initiation Protocol, or SIP, for integration with voice over IP or VoIP systems.

  •
  Web services—allows organizations to queue and distribute incoming Internet text chats as they do with telephone calls. For example, while browsing a company's Web site, a potential customer can click a button and use text chat to pose a question to a contact center agent. CIC also includes tools that allow organizations to process incoming e-mail messages, Web callback requests and voice over Net calls.

  •
  Unified messaging—stores voice mail messages and faxes in electronic mailboxes, from which end-users can retrieve them by phone, desktop computer or remotely over the Internet.

  •
  Automated attendant—allows callers to locate specific individuals and departments and direct their own calls without involving receptionists.

  •
  IVR or interactive voice response—allows organizations to create self-service applications that their customers can access from their touch-tone phones. These applications can read and update information stored in databases and mainframe systems to perform account lookups and other operations.

  •
  Fax server—provides inbound and outbound fax services for the entire organization. Automatically detects incoming fax calls and includes support for fax broadcast, fax on demand, optical character recognition and other fax applications.

  •
  Speech recognition capabilities.

  •
  ACD or automatic call distributor—organizes incoming calls into queues and distributes them to agents as they become available. Calls can be distributed on a first-come, first-served basis or make use of more complex methods such as skills-based routing. For example, some organizations may wish to service calls from important customers before servicing other calls.

  •
  Call recording—allows end-users to record their own calls and supervisors to record agent calls. CIC can also automatically record specified calls according to pre-defined rules—for example, every third call coming into a particular toll-free number or every call from a customer with a past-due balance.

  •
  Graphical application generator—allows organizations to tailor CIC's call and interaction management functions to meet their specific needs and to integrate CIC into their information systems. CIC includes a graphical application generator called Interaction Designer® that can be used to customize dial plans, call distribution rules, IVR scripts, fax services, Web interactions and other functions.

        CIC also includes software that runs on desktop computers and provides individuals with the following capabilities:

  •
  A software phone that allows individuals to visually manage calls from their desktop computer, including dialing, transferring, conferencing and recording.

  •
  Complete remote agent support that allows remote employees to handle calls, receive screen pops, send faxes, access phone directories, and otherwise communicate just as if they were in the office.

  •
  Clustering of multiple servers for automatic recovery from failures.

  •
  On-screen company and department directories that allow individuals to quickly locate addresses, phone numbers and other employee information.

  •
  Real-time in-out boards that display the status of other employees, such as on the phone, at lunch or in a meeting.

  •
  Management windows that allow supervisors to record and monitor calls as well as view real-time information for every queue, line, user, workgroup and station.

  •
  Desktop fax support that allows individuals to send and receive faxes from their desktop computers.

  •
  Screen pops that allow CIC to activate a particular application, such as a customer relationship management program, whenever an incoming call arrives. The activated application can display all the call information collected by CIC and provide call handling options including hold, transfer and conference.

  •
  Optical character recognition to automatically convert faxes into electronic documents.

  •
  Branch office connection that allows branch office employees to be a part of the headquarters telecommunication systems.

        We have developed local language versions of CIC Version 2.2, our most recent version, for those countries that currently have localized language for Version 2.1, our prior version.

Interaction Recorder®

        Interaction Recorder is a complementary product that enhances CIC's, EIC's and Communité's call recording capabilities by providing recording management for organizations, such as call (contact) centers and banks, that generate large numbers of recordings. First, Interaction Recorder logs complete information about each call selected for recording, such as customer name, account number and transactions selected, to a database. Next, it compresses recordings by 87.5% to reduce storage requirements. Interaction Recorder allows organizations to periodically archive groups of recordings onto compact discs or other media and provides a user interface from which supervisors and other employees can later search for particular recordings and access them at any time.

Interaction Dialer®

        Interaction Dialer® is an outbound campaign management solution that is complementary to CIC. Predictive dialing is the process of automatically making outbound calls to a list of phone numbers and quickly connecting to contact center agents any calls answered by a person. We developed Interaction Dialer™ to provide call list management and answering machine detection. We have created a sophisticated predictive algorithm that decides exactly how many calls to place and when to make them in order to maximize the probability that an agent will be available when a person answers a call.

        Interaction Dialer® builds entirely upon CIC's facilities for automatic call distribution, reporting and supervision, giving it blended capabilities for call (contact) centers wishing to use agents for both inbound and outbound call processing. A client-side component allows end-user customers to create visual campaign scripts using any Web page editor. When an outbound call connects to an agent, Interaction Dialer™ automatically pops a script that can display customer information and lead the agent through the current call.

Interaction Director™

        Interaction Director™ provides pre and post-call routing across sites for multi-site call (contact) centers. Given a data connection to the CIC server at each contact center, Interaction Director™ builds an in-memory database of near real-time information, including current expected hold times at each site, queue lengths, number of agents available and specific skills available. It then distributes incoming calls based on this information and customized routing rules.

        Pre-call routing is the process of looking at a call while it is still in the public switched telephone network and deciding to which location it should be sent. Interaction Director™ is notified, via various carrier-specific protocols, about new calls as they proceed through the telephone network. Interaction Director™ can examine specific information about a call and then use continually updated queue and agent information from the monitored locations to decide to which site the call should be routed. Once it has chosen a destination site, Interaction Director™ signals its choice back to the telephone network. Pre-call routing allows calls to be distributed efficiently across a collection of sites and helps make effective use of agent resources. It also allows multi-site organizations to provide superior customer service by minimizing wait times and making sure that calls are routed to the sites best able to handle them. As an example, Interaction Director™ could route calls from Spanish speaking customers to a site with Spanish speaking agents. The end-user customer can create the logic that determines where a given call is routed by using Interaction Designer®. AT&T Corporation has tested Interaction Director™ and determined that it is interoperable with AT&T's Intelligent Call Processing Service. We have also added support for MCI WorldCom Inc. and are now working with other carriers.

        In addition to pre-call routing, Interaction Director™ also supports post-call routing, which routes a call to another location after it has already been delivered to a particular contact center. For example, after a caller has been on hold for more than a specified period of time, the end-user customer could configure its CIC system to ask Interaction Director™ if another site would be able to handle the call sooner. If so, the CIC system could then transfer the call to that other location.

e-FAQ®

        e-FAQ™ is an e-mail and web self-service solution that allows organizations to quickly and easily make use of knowledge in the form of "Frequently Asked Questions" (FAQs). e-FAQ™ is used to turn static FAQ documents into interactive, searchable FAQs. The product uses advanced artificial intelligence and linguistic techniques to examine inquiries, look for matches in a database of frequently asked questions, and automatically respond if an appropriate match is found. e-FAQ™ also allows employees to add knowledge by simply entering common questions and related answers via a Web browser interface. e-FAQ™ seamlessly integrates with EIC®, CIC and Communité™ to allow agents and business users to directly access frequently asked questions and answers.

Enterprise Interaction Center® or EIC

        EIC® utilizes the same technology underlying CIC but in a formulation specifically targeted at small to mid-size general enterprises. It does not include the graphical application generator and advanced contact center features of CIC. Organizations can use EIC as their complete communications system, eliminating the need for separate phone systems, voicemail systems, auto attendants, fax servers and other devices. Because it is built on Interactive Intelligence's base platform software, EIC can be upgraded to the custom CIC product at any time.

Communité™

        Communité™ is a replacement for legacy voice mail systems. It integrates with corporate e-mail systems such as Microsoft Exchange 2000, iPlanet, and Lotus Notes to place voice mail messages and faxes into end-user e-mail inboxes. In this way, end-users can access all types of messages from a single location. End-users can access their messages by means of an e-mail client, a Web browser, or a touch-tone phone. In addition to these unified messaging capabilities, Communité provides one-number "follow me" features, call recording, and other personal communication management features. Communité also supports the customer's choice of telephony interface and allows the customer to migrate to IP now or in the future. This investment protection is highly important to companies who are replacing outdated voicemail systems and will soon be faced with migration to IP-based phone systems.

Mobilité™

        Mobilité™ is a platform for the rapid development and deployment of business applications that run on wireless PDAs such as RIM Blackberries, Palms, and Pocket PC devices. Mobilité includes an engine that runs on the end-user PDA and an application server. Graphical tools allow developers to design the user interface and application flow. The Mobilité server can access databases, mainframes, e-mail systems, [LDAP] directories, Web services, and other corporate information technology assets. In addition, it can generate phone calls and otherwise integrate with PBXs and VoIP systems from vendors such as Cisco. Mobilité applications can be deployed on any supported wireless device and are fully encrypted for end-to-end security. Applications can be updated at any time and updates are automatically distributed to end-users whenever they run an application, eliminating version control and software distribution problems.

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

Technology

        We have developed a number of innovative technologies that underlie our family of products, including:

        Universal interaction engine.    At the core of Interactive Intelligence products is an event-processing engine that determines how different types of communications events are handled. This engine makes use of a state machine engine to dispatch events, such as incoming telephone calls, to software objects that process them. This approach allows us to handle large numbers of communications events under the Windows® operating system. It also provides an architectural control point around which we can create new services.

        Notifier messaging component.    We have invented a sophisticated, publish-subscribe messaging component called Notifier that allows all the different portions of our products to communicate with each other using the TCP/IP protocol. Different subsystems and applications register with Notifier for events in which they are interested. As events flow through Notifier, it forwards them on to the interested parties. This approach is more efficient than simpler schemes that broadcast all events to all components. Our Notifier architecture works especially well in wide area networks where efficient use of bandwidth is critical. Notifier also allows components to be widely distributed and to run over any TCP/ IP connection, including the Internet. As a result, our software phone and end-user fax tools can be installed on a work-at-home agent's home computer and used over an Internet connection. We have continued to enhance the capabilities of the Notifier component for greater scalability.

        Graphical application generator.    Underlying our entire suite of products are graphical application generators called Interaction Designer® and Interaction Attendant. The Interaction Designer® development tool allows users to visually lay out logic that determines how different types of events are to be processed. Interaction Designer® includes a tool palette of over one hundred objects that can be dragged into a workspace and linked together. Once the handler for a particular event is complete, Interaction Designer® generates a state machine and executes it in the universal interaction engine. As a result, organizations can change the manner in which different interactions are processed without restarting devices. For many end-users, a simpler application generator called Interaction Attendant is used to define common call control applications. It is specifically for use by less technical users but still offers a great range of flexibility in configuring call flows.

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

        Programming interfaces.    We have created interfaces that allow customers to integrate other software applications with CIC, EIC, and Communité. On the server side, we have XML, SOAP, DLL and TCP/IP socket-level interfaces that allow customers to add new functionality and to communicate with applications running on other systems. On the client side, we have both DDE and COM interfaces that make it possible to embed our capabilities into desktop applications.

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

        We are both a Microsoft Certified Developer as well as a Microsoft Certified Solutions Provider. These designations give us early access to Microsoft technology, providing us with the opportunity to develop products more quickly and make them interoperate more effectively with Microsoft products.

        Research and development expenses were approximately $10.8 million in 2000, $15.6 million in 2001 and $15.1 million in 2002. Our research and development staff has grown from 27 employees as of December 31, 1997 to 124 employees as of December 31, 2002. We continue to believe that a significant investment in and an emphasis on research and development is important for us to maintain or enhance our competitive position in the industry.

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

        Technical support services.    Our support services staff provides technical support for both our resellers and end-user customers 24 hours a day, seven days a week via phone, fax, e-mail and our Web site. We have support personnel in Indianapolis, the United Kingdom, the Netherlands, Australia, Japan and Korea. We utilize CIC, integrated with customer relationship management software, to maximize the effectiveness of our support services. Customer support services, along with product upgrades, are included in initial and ongoing maintenance. Initial software license fees generally include one year of maintenance. Generally, to continue using our software after this initial period, our end-user customers must purchase annual ongoing product maintenance.

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

Sales and Marketing

        We distribute our software products primarily through our network of resellers. We also maintain a field sales force to support our resellers, as well as engage in some direct sales efforts. In addition, we engage in a number of marketing activities to support our sales efforts. As of December 31, 2002, we employed 99 people in sales and marketing.

        Resellers.    We have a network of over 135 resellers that distribute our software products in North America, Europe, and the Asia/Pacific region. Our resellers have a presence in more than 30 countries and 30 states. We intend to continue to broaden our geographic and market presence through our reseller coverage in order to enhance our market share position.

        OEM partners.    We have five OEM partners who currently plan to incorporate or market portions of our software solutions in conjunction with their technology. These OEM partners currently plan to target both contact center and enterprise prospects.

        Sales force.    To help our resellers and OEM partners be as productive as possible, we have developed a field sales force that manages, supports and assists in the development of our reseller network and reseller and OEM opportunities. Our North American field sales force also makes direct sales to end-user customers. In North America, our field sales force is located in California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Minnesota, Missouri, New York, New Jersey, North Carolina, Ohio, South Carolina, Texas, Virginia, Washington and Wisconsin. Internationally, our field sales force is located in Australia, Canada, Germany, Japan, Korea, Malaysia, the Netherlands, Singapore, Sweden and the United Kingdom.

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

Customers

        As of December 31, 2002, we had licensed our products to more than 1,000 end-user customers in North America, Europe, the Asia/Pacific region, Central and South America, and South Africa, including:

Abbott Laboratories
Abercrombie & Fitch Co.
All Children's Hospital
Amway Korea
BankBoston
Blue Cross Blue Shield of Rochester
Bradford Exchange
Cinergy Communications
Clarian Health
Cox Enterprises, Inc.
DeBeers Group of South Africa
Eli Lilly and Company
Fujitsu Limited
Indiana University
Harvard University
IKEA
Kohl's Corporation
Motorola Employee Credit Union	Peoplesoft, Inc.
Portland Trailblazers
Research In Motion Limited
Sears Mexico, Inc.
Shinsei Bank
Sony Corporation
St. Vincent Hospital
State of Georgia
State of Indiana
University of Michigan
U.S. Department of Commerce
U.S. Postal Service
Walgreen's Co.

        No end-user customer or reseller accounted for 10% or more of our revenues in 2002, 2001 or 2000.

Competition

        The market for our software products is highly competitive and, because there are relatively low barriers to entry in the software market, we expect the market to remain highly competitive in the future. We cannot assure you that we will be able to compete effectively against current and future competitors. Our competition currently comes from several different market segments, including computer telephony platform developers, interaction management solution providers and telecommunications equipment vendors.

        These competitors include Alcatel, Apropos Technology, Inc., Aspect Communications Corporation, Avaya Inc., Cisco Systems, Inc., Concerto Software, Inc. (which acquired CellIt, Inc.), eGain Communications Corporation, Kana Software, Inc., Lucent Technologies Inc., Nortel Networks Corporation, Rockwell International Corporation and Siemens Nixdorf Information's Systems AG/FI. We also compete with other new or recent entrants to the marketplace.

        Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing, customer service and other resources, greater name recognition and a larger installed base of customers than we do. As a result, these competitors may be able to respond to new or emerging technologies and changes in client requirements faster and more effectively than we can, and to devote greater resources to the development, promotion and sale of products than we can. Current competitors may merge with or acquire other competitors or establish cooperative relationships with other competitors to increase the ability of their products to address the needs of our current or prospective clients. If the events occur, these competitors may acquire additional market share, which could have a material adverse effect on our business, financial condition and results of operations.

Intellectual Property and Other Proprietary Rights

        To protect our proprietary rights, we rely primarily on a combination of:

  •
  copyright, patent, trade secret and trademark laws;

  •
  confidentiality agreements with employees and third parties; and

  •
  protective contractual provisions such as those contained in license and other agreements with consultants, suppliers, strategic partners, resellers and end-user customers.

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

        We currently hold three patents, and have filed a number of other patent applications relating to technology embodied in our software products. We hold the registered trademarks for Interactive Intelligence®, Interaction Center Platform®, Enterprise Interaction Center®, Interaction Administrator®, Interaction Client®, Interaction Designer®, Interaction Dialer®, Interaction Recorder®, e-FAQ®, Communité®, Service Interaction Center®, and the Interactive Intelligence "Spirograph" logo design in the U.S. and have trademark applications pending in the U.S. for the following marks: Interaction Attendant, Interaction Director, Interaction Scripter, InteractiveLease, and Mobilité.

        In addition, we have trademark applications pending in several foreign countries for the marks Interactive Intelligence and Enterprise Interaction Center®. All other trademarks and trade names referred to in this report are the property of their owners.

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

Employees

        As of December 31, 2002, we had 347 employees worldwide, including 124 in research and development, 92 in client services, 99 in sales and marketing and 32 in administration. Our future performance depends in significant part upon the continued service of our key sales and marketing, technical and senior management personnel and our continuing ability to attract and retain highly qualified personnel. Competition for these personnel is intense and we cannot assure you that we will be successful in attracting or retaining these personnel in the future.

        We believe that we have a corporate culture that attracts highly qualified and motivated employees. We emphasize teamwork, flexible work arrangements, local decision-making and open communications. Every employee has been granted stock options. None of our employees is represented by a labor union and, except for fewer than 20 employees working in France who are required by French law to be subject to a collective bargaining agreement, none of our employees is subject to a collective bargaining agreement. While we have not experienced any work stoppages, we have had certain Company initiated workforce reductions (See Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview). Despite these reductions, we consider our relations with our remaining employees to be good.

Item 2. Properties.

        We lease approximately 45,000 square feet of office space in our headquarters building in Indianapolis, Indiana. As of December 31, 2002, the lease required payments of approximately $1.0 million over the remaining term of the lease, which expires on February 29, 2004. We also lease approximately 33,000 square feet in other office buildings in Indianapolis, Indiana, for use mainly by our services organization, as well as marketing and general and administrative departments. The leases under which we lease these other office spaces expire on March 1, 2004 for approximately 27,000 square feet and February 14, 2005 for approximately 6,000 square feet. We have approximately $0.8 million of lease payments on these other office spaces remaining as of December 31, 2002.

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

        In April 2001, the Company entered into a non-cancelable lease agreement for a new, approximately 120,000 square foot corporate headquarters building, with an occupation date of April 2003.

        (See Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources for further discussion.)

        We believe that our existing facilities, including our new corporate headquarters, are adequate for our current needs.

Item 3. Legal Proceedings.

        In June 1999 and September 1999, we received letters from a competitor in the call center market claiming that our products utilize technologies pioneered and patented by that competitor. Our patent counsel has reviewed all of the patents listed in the letters. Based on the advice of our patent counsel, we believe that our products do not infringe any of the patents listed in either letter. We have discussed our conclusion with the competitor and have also discussed possible licensing of certain technologies from the competitor. Although we have not heard from this competitor since early 2001, we cannot assure you that this matter can be resolved amicably without litigation, or that we will ultimately be able to enter into a licensing arrangement on terms and conditions that would not have a material adverse effect on our business, financial condition or results of operations.

        In June 2000 and October 2001, we received letters from a competitor in the outbound call center market claiming that our products utilize technologies pioneered and patented by the competitor. Although our patent counsel has not determined the validity of these patents, the Company has discussed the possible licensing or purchase of certain technologies from the competitor. We cannot assure you that these claims can be resolved amicably without litigation, or that we will be able to enter into licensing arrangements on terms and conditions that would not have a material adverse effect on our business, financial condition or results of operations.

        In July 2002, we received a letter from a consulting firm which has been retained by a telecommunication technology provider to develop and implement a licensing program based on the technology provider's patents. The consulting firm believes a licensing agreement between the Company and the technology provider is appropriate. Our patent counsel is in the process of reviewing the patents listed in the letter. To date, our patent counsel has not determined the validity or applicability of these patents. We cannot assure you that this matter can be resolved amicably without litigation, or that we will be able to enter into a licensing arrangement on terms and conditions that would not have a material adverse effect on the our business, financial condition or results of operations.

        In December 2002, the Company received a letter from one of its resellers requesting indemnification related to a request that it had received for indemnification from an end user that had received a letter from a third party indicating that the end user may be infringing patents held by the third party. To date, the Company's patent counsel has not determined the validity or the applicability of these patents as they relate to the Company's products or whether the reseller is entitled to indemnification. The Company cannot assure you that this claim for indemnification can be resolved favorably in a manner that would not have a material adverse effect on the Company's business, financial condition or results of operations.

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

        In November 2002, we received a notification from the French government as a result of a tax audit that had been conducted encompassing the years 1998, 1999, 2000 and 2001. This assessment claims various taxes are owed related to Value Added Tax ("VAT") and corporation taxes in addition to what has previously been paid and accrued. The assessment related to VAT is approximately 2.3 million Euros or $2.4 million and the assessment related to corporation taxes is approximately 300,000 Euros or $319,000. Based primarily on advice from our tax counsel, we have assessed the possibility of us paying the assessment related to VAT as remote and the assessment related to corporation taxes as reasonably possible. We are appealing the assessment, but cannot assure you this matter will be resolved without litigation, that it will not take several years to resolve, or that the Company will not have to pay some or all of the assessment. Currently, we have accrued approximately $97,000 related to the entire tax assessment.

        From time to time, we are also involved in certain legal proceedings in the ordinary course of conducting our business. While the ultimate liability pursuant to these actions cannot currently be determined, the Company believes these legal proceedings will not have a material adverse effect on the Company's financial position.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Executive Officers of the Registrant

        The following table sets forth information about our executive officers and significant employees:

Name	Age	Position
Donald E. Brown, M.D.	47	Chairman of the Board, President, and Chief Executive Officer
John R. Gibbs	52	Executive Vice President of Corporate Development and Director
Keith A. Midkiff	40	Chief Financial Officer, Corporate Secretary, and Treasurer
Jeremiah J. Fleming	45	Executive Vice President of Sales, The Americas and Europe, Middle East, and Africa
David N. Hudson	48	Vice President of Sales, Asia/Pacific
Pamela Jo Hynes(1)	41	Vice President of Client Services, The Americas and Europe, Middle East, and Africa
Joseph M. Adams(1)	47	Vice President of Market Development
Michael D. Gagle, Ph.D.(1)	52	Chief Scientist

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

        John R. Gibbs co-founded Interactive Intelligence in October 1994 and has served as Executive Vice President of Corporate Development since May 2002. Mr. Gibbs served as Executive Vice President of Administration and Corporate Development from January 1995 to May 2002. Mr. Gibbs served as Treasurer from April 1995 until May 2001. Mr. Gibbs also served as Secretary from April 1995 to January 1997. Mr. Gibbs has been a director since April 1995. From March 1992 until October 1994, Mr. Gibbs was an independent management consultant, serving mostly entrepreneurial and emerging growth companies. He also has prior experience as an executive for high technology companies. While a consultant, Mr. Gibbs served as the first Executive Director of the Indiana Software Association. Mr. Gibbs holds a B.S. degree in business economics and public policy from Indiana University. He also attended M.B.A. school at Indiana University.

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

        Jeremiah J. Fleming has served as Executive Vice President of Sales, The Americas and Europe, Middle East, and Africa since May 2001. Mr. Fleming served as Vice President of Sales, The Americas since joining Interactive Intelligence in March 1997. From January 1995 to February 1997, Mr. Fleming served as Vice President, Domestic Sales of Software Artistry. From 1992 to December 1994, he held sales positions of increasing responsibility at Software Artistry, including Manager, Central Region Sales from January 1993 to December 1994. He performed various sales capacities at Pansophic Systems, Inc., a developer of business software, from 1989 to 1991, concluding as the Midwest Regional Manager. Mr. Fleming holds both a M.B.A. degree and a B.A. degree in political science and philosophy from the University of Missouri.

        David N. Hudson has served as Vice President of Sales, Asia /Pacific, for Interactive Intelligence since January 2002. Mr. Hudson had served as Senior Regional Director of Asia Pacific and Japan since 1999 of Remedy Corporation, a developer of enterprise software which was acquired by Peregrine, Inc. in August 2001. Mr. Hudson served as Senior Account Manager for Enterprise Software Sales since joining Remedy in 1996. Prior to Remedy Corporation, Mr. Hudson held various sales and sales management positions at prominent companies such as 3M UK, Memorex Telex UK and BMC Software. Mr. Hudson has a bachelor's degree with honors from Madeley College of Education in the United Kingdom in 1979.

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

        (Pursuant to General Instruction G(3) of Form 10-K, the foregoing information regarding executive officers and significant employees is included as a separate Item in Part I of this Annual Report on Form 10-K in lieu of being included in our Proxy Statement for our 2003 Annual Meeting of Shareholders.)

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

	High	Low
Quarter ended March 31, 2001	$36.50	$11.63
Quarter ended June 30, 2001	$18.20	$10.60
Quarter ended September 30, 2001	$11.00	$4.15
Quarter ended December 31, 2001	$7.37	$3.55
Quarter ended March 31, 2002	$9.00	$4.54
Quarter ended June 30, 2002	$5.10	$2.50
Quarter ended September 30, 2002	$3.52	$2.50
Quarter ended December 31, 2002	$3.60	$1.49

        As of March 15, 2003, we had 132 shareholders of record of our common stock. In addition, we believe we have approximately 4,000 beneficial owners, whose shares of common stock are held in the names of brokers, dealers, and clearing agencies.

        We have never paid cash dividends on our capital stock and do not expect to pay cash dividends in the foreseeable future.

(b) Sales of Unregistered Securities

        No securities were sold in 2002 which were not registered under the Securities Act of 1933, as amended.

(c) Equity Compensation Plans

        Information about securities authorized for issuance under our equity compensation plans required by this Item is set forth in Part III, Item 12 of this report and is incorporated herein by reference.

Item 6. Selected Financial Data.

        The following selected consolidated financial data is qualified in its entirety by, and should be read in conjunction with, our Consolidated Financial Statements and the Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Form 10-K. The selected consolidated financial data has been derived from our audited Consolidated Financial Statements and years 2001 and 2000 have been restated as described in Note 2 to the financial statements.

	Year Ended December 31,
	2002	2001	2000	1999	1998
		As restated	As restated
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Software	$28,323	$31,321	$16,784	$14,231	$7,662
Services	19,483	16,625	10,475	4,850	1,349

Total revenues	47,806	47,946	27,259	19,081	9,011
Costs and expenses:
Costs of software	986	959	540	194	59
Costs of services	12,123	13,430	10,118	5,728	3,381
Sales and marketing	21,022	21,987	16,596	10,175	6,623
Research and development	15,142	15,616	10,835	6,967	4,065
General and administrative	5,606	6,786	5,158	2,773	1,407
Special charges	774	1,056	—	—	—

Total costs and expenses	55,653	59,834	43,247	25,837	15,535

Operating loss	(7,847)	(11,888)	(15,988)	(6,756)	(6,524)
Interest income (expense), net	412	1,169	1,108	(361)	(868)

Loss before income taxes	(7,435)	(10,719)	(14,880)	(7,117)	(7,392)
Income taxes	230	271	180	—	—

Net loss	$(7,665)	$(10,990)	$(15,060)	$(7,117)	$(7,392)

Basic and diluted net loss per share	$(0.50)	$(0.73)	$(1.06)	$(0.62)	$(0.84)
Shares used in per share computation	15,423	15,058	14,171	11,469	8,816
	December 31,
	2002	2001	2000	1999	1998
		As restated	As restated
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$5,913	$14,503	$1,999	$2,235	$2,021
Working capital	352	5,155	50	10,709	1,731
Total assets	35,166	43,508	34,453	32,370	8,239
Long-term debt	—	—	—	377	9,490
Total shareholders' equity (deficit)	8,984	15,817	10,358	24,155	(5,154)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

        Certain statements in this Form 10-K contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended) that involves risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can often be identified by their use of such verbs as "expects," "anticipates," and "believes" or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, the "Factors that may affect our future operating results" described herein.

Overview

        We commenced operations in October 1994. Through the end of 1996, we focused primarily on research and development activities. Our first product was released in March 1997. In 1997 and 1998, we expanded our operations to capitalize on the increased market demand for communications and interaction management software. We decided, at the expense of profitability, to continue investing significantly in research and development, and to accelerate our investments in marketing, services and sales operations. We had no revenue in 1996, and our total revenues were $1.6 million in 1997, $9.0 million in 1998, $19.1 million in 1999, $27.3 million in 2000, $47.9 million in 2001, and $47.8 million in 2002. We cannot assure you that our revenues will grow in the future.

        We believe our investments in research and development and in marketing, services and sales operations will continue to be critical to any revenue growth we achieve. However, these investments have also significantly increased our operating costs and expenses, contributing to the net losses and operating losses that we have incurred in each fiscal quarter since our formation. In addition, we are likely to continue to experience losses and negative cash flows from operations in future quarters. We cannot assure you when or if we will achieve profitability or, if achieved, that we will be able to sustain profitability. Our operating results have varied significantly from quarter to quarter and may continue to do so in the future. As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, and you should not rely on them as an indication of our future performance.

        In July 2001, April 2002 and November 2002, we commenced separate restructuring programs to reduce expenses and improve efficiency due to macro-economic and capital spending issues affecting our industry. The restructuring program in 2001 resulted in the reduction of approximately 10% of our worldwide workforce. The combined effect of both restructuring programs in 2002 was approximately 12%. These reductions affected most business functions and geographic regions. The financial impact of the restructuring programs and other special charges was $1.1 million in 2001 and $698,000 in 2002. Additionally, in 2002 we incurred approximately $76,000 in legal fees primarily related to the research related to restructuring of our Europe, Middle East and Africa, ("EMEA") organization. In 2003, we announced our plan to downsize and reorganize resources in the EMEA region, with the relating expenses to be recognized during 2003.

Critical Accounting Policies and Estimates

        We believe the accounting policies that are related to revenue recognition and the allowance for doubtful accounts receivable are important to understanding our performance. These policies, which involve significant management judgment and estimates, and related procedures are described in detail below. In addition, please refer to Note 1 of the accompanying consolidated financial statements for further discussion of our accounting policies.

Sources of Revenues and Revenue Recognition Policy

        The Company generates software revenues from licensing the right to use its software products and generates services revenues from annual license fees, ongoing maintenance (post-contract technical support and unspecified product upgrades), educational services, and professional services.

        Our software license fees primarily originate from the marketing efforts of our resellers, who are authorized to place orders for software licenses with us on behalf of end-user customers. We share end-user customer software license fees with these resellers in varying percentages of our list price, according to the terms of their reseller agreements. In addition to generating software license fees indirectly through resellers, we also receive some software license fees from end-user customers that we contract with directly. Our software license agreements are either annually renewable or perpetual.

        For any revenues to be recognized from a software license agreement, the following criteria must be met:

  •
  persuasive evidence of an arrangement exists;

  •
  the fee is fixed or determinable;

  •
  collection is probable; and

  •
  delivery has occurred.

        Delivery is further defined in certain software license agreements as delivery of the product master or first copy for non-cancelable product licensing arrangements under which the recipient, typically a reseller, has certain software distribution rights. For these licensing arrangements, the delivery criteria has been met when a binding order for a specified end-user customer is placed, as the reseller already possesses a product master copy and the Company has no further delivery obligations.

        Under our annually renewable license agreements, the initial reseller order or end-user contract includes both an initial license fee and an annual license fee. Upon meeting the revenue recognition criteria, we recognize the initial license fees under these annually renewable license agreements as software revenues ratably over the initial license period, which is generally twelve months. Prior to revising our revenue recognition policy to conform with the American Institute of Certified Public Accountants' Technical Practice Aid ("TPA") 5100.53, we recognized the entire initial license fee immediately as software revenues when all other revenue recognition criteria were met. As discussed in Note 2 in our financial statements, we restated our financial statements effective July 1, 2000 to comply with TPA 5100.53.

        Under our annually renewable license agreements, we also recognize annual license fees as services revenues ratably over the term of the initial license period, which is generally twelve months. After the initial license period, our end-user customers may renew their license agreement for an additional annual period by paying an additional annual license fee. We recognize these additional annual license fees as services revenues ratably over the term of the renewal period, which is also generally twelve months. If the annual license fee is not paid, the customer is no longer entitled to use the software and we may terminate its license agreement. Payment of the annual license fee also entitles the customer to ongoing maintenance (post-contract technical support and unspecified product upgrades) for the renewal period.

        Under our perpetual license agreements, the initial reseller order or end-user contract includes both an initial license fee and an annual maintenance fee. Upon meeting the revenue recognition criteria, we immediately recognize the entire amount of initial license fees under these perpetual license agreements as software revenues if sufficient vendor specific objective evidence exists to support allocating the total fee to all elements of the arrangement. If sufficient vendor specific objective evidence does not exist, we typically recognize the initial license fee ratably over the initial term of the license agreement, which is generally twelve months.

        Under our perpetual license agreements, we also recognize annual maintenance fees as services revenues ratably over the post-contract maintenance, which is typically twelve months. Our end-user customers may renew their maintenance term for an additional one-year period by paying an additional maintenance fee. We recognize these additional maintenance fees as services revenues ratably over the term of the renewal period, which is also generally twelve months. Payment of the annual maintenance fee entitles the customer to ongoing maintenance (post-contract technical support and unspecified product upgrades).

        We share annual license fees and ongoing maintenance fees with those resellers who provide initial technical support to end-user customers according to the terms of their reseller agreements. When these revenues are shared with resellers, we typically receive between 50% and 70% of the amount charged to the end-user customer.

        We also generate revenues from other services that we provide to our resellers and end-user customers. In addition to annual license fees and ongoing maintenance fees, services revenues include educational services and professional services. Revenues from educational services, which consist of training courses for resellers and end-user customers, and professional services, which include implementing and customizing our products for an end-user customer, are typically recognized as the related services are performed.

Allowance for Doubtful Accounts for Accounts Receivable

        We record our allowance for doubtful accounts for each reporting period based on a detailed analysis of our accounts receivable at the end of that period. In estimating the allowance for doubtful accounts, we primarily consider the age of the customer's accounts receivable and also consider the creditworthiness of the customer, the economic conditions of the customer's industry, and general economic conditions, among other factors. Should any of these factors change, the estimates made by us will also change, which could impact the level of our future allowance for doubtful accounts. Specifically, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, increases to allowances for doubtful accounts may be required.

Historical Results of Operations

        The following table sets forth, for the periods indicated, our consolidated financial information expressed as a percentage of total revenues:

	Year ended December 31,
	2002	2001	2000
		As restated	As restated
Revenues:
Software	59%	65%	62%
Services	41	35	38

Total revenues	100	100	100
Costs and expenses:
Costs of software	2	2	2
Costs of services	25	28	37
Sales and marketing	44	46	61
Research and development	32	33	40
General and administrative	12	14	19
Special charges	2	2	—

Total costs and expenses	117	125	159

Operating loss	(17)	(25)	(59)
Interest income, net	1	2	4

Loss before income taxes	(16)	(23)	(55)
Income taxes	0	1	1

Net loss	(16)%	(24)%	(56)%

Comparison of Years Ended December 31, 2002, 2001, and 2000

Revenues

        Effective July 1, 2000, we restated our financial statements to adopt TPA 5100.53. As such, beginning July 1, 2000, new annually renewable software licenses are generally recognized over a 12 month period commencing upon meeting revenue recognition criteria.

        Our total revenues were $47.8 million in 2002, $47.9 million in 2001 and $27.3 million in 2000. Non-North American revenues were $9.1 million, $10.5 million, and $6.8 million in 2002, 2001, and 2000, respectively.

        Total revenues were approximately the same in 2002 and 2001 as slightly less software revenues in 2002 were offset by an increase in services revenues. The slight decrease in software revenues in 2002 from 2001 was primarily due to fewer initial software licenses in 2002, offset by the latency effects of TPA 5100.53, which means that initial license fee revenues associated with some 2001 annually renewable licenses were recognized in 2002. The growth in services revenues in 2002 from 2001 was primarily due to annual license fees from our growing customer base.

        Total revenues increased in 2001 from 2000, in part due to more software licenses signed in 2001, in part due to the effect of TPA 5100.53 (adopted as of July 1, 2000), which moved software revenues associated with annually renewable software licenses signed in the second half of 2000 into 2001, and in part due to growth in services revenues, which was primarily due to annual license fees from our growing customer base. To a lesser extent, 2002 total revenues were impacted by more professional services and education revenues which are a direct result of additional customers and resellers.

        Software.    Our software revenues decreased to $28.3 million in 2002 from $31.3 million in 2001. Software revenues in 2000 were $16.8 million. The decrease in 2002 from 2001 was primarily due to a decrease in both annually renewable licenses and perpetual licenses signed in 2002, slightly offset by the positive contribution in 2002 of annually renewable licenses signed in 2001. During 2002 and the majority of 2001, we experienced reluctance by prospective customers to commit to new capital investments due to a continued weak economic environment, particularly in the technology markets.

        We recognized $13.5 million of software revenues in 2002 related to 2001 annually renewable licenses that were deferred as of December 31, 2001. In 2001, we recognized $11.3 million of software revenues related to 2000 annually renewable licenses that were deferred as of December 31, 2000. In 2000, we recognized no software revenues related to 1999 annually renewable licenses. The amount of deferred software revenues at December 31, 2002 that are currently anticipated to be recognized in 2003 is approximately $12.1 million.

        The recognition in 2001 of $11.3 million of software revenues related to 2000 annually renewable licenses combined with the recognition in 2000 of no software revenues related to 1999 annually renewable licenses is the primary reason that software revenues increased in 2001 from 2000.

        We expect 2003 to continue to be a challenging sales environment for capital investments. Factors that could impact our software revenues and deferred software revenues in 2003 compared to 2002 include whether we can increase the amount of our enterprise product licenses (e.g., Communité and EIC), the license mix of perpetual compared to annually renewable licenses, and seasonality, which is typically weighted toward the end of a calendar year.

        Services.    Services revenues increased to $19.5 million in 2002 from $16.6 million in 2001 and from $10.5 million in 2000. The increase in services revenues in each year was primarily due to an increase in annual license fees related to annually renewable licenses and ongoing maintenance from perpetual licenses, both of which related to our growing installed base of end-user customers. To a lesser extent, we also saw growth in revenues from professional services and education services in both of these years from the prior year. As we add more customers and provide services to our customers, we expect services revenues to grow. In 2002, services revenues as a percentage of total revenues exceeded 40% for the first time. As we add more customers and focus on servicing our existing customer base, we expect services revenues to grow each year. In 2003, we expect close to 50% of our total revenues to come from services revenues.

Costs and Expenses

        As a percentage of total revenues, our total costs and expenses decreased to 117% in 2002 from 125% in 2001 and 159% in 2000. In absolute dollars, our total costs and expenses were $55.7 million in 2002, $59.8 million in 2001, and $43.2 million in 2000. The decrease in amount from 2001 to 2002 was the result of a 2002 restructuring plan designed to reduce ongoing expenses, increased operating efficiencies, and lower revenue related expenses due to less software revenues. The increase in amount in 2001 from 2000 was primarily due to increases in investments in our research and development, marketing, sales and services efforts stemming from the 2000 revenue growth rate and special charges related to our restructuring initiative in the second quarter of 2001.

        Costs of software.    Costs of software consist primarily of product and software royalties paid to third-parties for the use of their technologies in our products and, to a lesser extent, software packaging costs, which include product media, duplication and documentation. Costs of software increased to $986,000 in 2002 from $959,000 in 2001 and $540,000 in 2000, representing 3% of software revenues in each of 2002, 2001 and 2000. Despite a decrease in software revenues in 2002, costs of software in dollars increased slightly from 2001 due to an increase in software licenses that included third party technology. The increase in 2001 from 2000 in dollars is primarily attributable to our cross licensing arrangement with Avaya and our initial licensing of speech recognition software. We expect product royalties to continue to increase as we release additional products, release additional versions of our existing products, and integrate additional third-party functions and features into our product offerings.

        Costs of services.    Costs of services consist primarily of compensation expenses for technical support, education, and professional services personnel and other costs associated with supporting our resellers and end-user customers. Costs of services decreased to $12.1 million in 2002 from $13.4 million in 2001. In 2000, cost of services were $10.1 million. As a percentage of total services revenues, cost of services represented 62%, 81%, and 97% in 2002, 2001 and 2000, respectively. These decreases are due to increased leverage and economies of scale associated with supporting our growing installed base of end-user customers. The dollar decrease from 2001 to 2002 was the result of our restructuring plans and increased operating efficiencies. The dollar increase from 2000 to 2001 was the result of effort to maximize our technical support, education, and professional services organizations to accommodate our growth rate. While we anticipate that costs of services will increase as related services revenues increase and we add more customers and service our existing customer base, we also believe there is an opportunity for costs of services to continue to slightly decline as a percentage of services revenues.

        Sales and marketing.    Sales and marketing expenses primarily consist of compensation expenses (including sales commissions), travel expenses, trade shows, telemarketing campaigns, public relations and other promotional expenses. Sales and marketing expenses decreased to $21.0 million in 2002 from $22.0 million in 2001. In 2000, sales and marketing expenses were $16.6 million. The decrease in 2002 from 2001 was primarily the result of reduced compensation and discretionary marketing expenditures following the implementation of our 2002 restructuring plan. The increase in 2001 from 2000 reflected the expansion of our worldwide sales and marketing efforts to support the 2000 revenues growth rate. We currently expect sales and marketing expense to be essentially flat in 2003 from 2002, although we will add sales and marketing personnel and increase sales and marketing efforts if performance dictates and/or attractive opportunities present themselves in 2003.

        Research and development.    Research and development expenses consist primarily of compensation expenses for our developers and, to a lesser extent, third party efforts to develop new products and enhance existing products, including adapting our products for specific non-English languages and allowing our products to effectively run with alternative hardware configurations. Research and development expenses decreased to $15.1 million in 2002 from $15.6 million in 2001. In 2000, research and development expenses were $10.8 million. Currently, all costs related to research and development of our products are charged to expense as incurred. The decrease in amounts in 2002 from 2001 is the result of a reduction in compensation following the implementation of our restructuring plans. The increase in 2001 from 2000 was the result of hiring additional software developers, third-party efforts required to enhance existing products, new products and international localization efforts. While we believe that a significant investment in research and development has been, and will continue to be, critical to market acceptance of our products, we currently expect research and development expense to be slightly lower in 2003 than 2002. However, we will add research and development personnel and increase related efforts if performance dictates and/or attractive opportunities present themselves in 2003.

        General and administrative.    General and administrative expenses consist primarily of compensation for our administrative, financial, and information technology personnel, and a number of non-allocable costs, including bad debt, legal and other professional service fees. General and administrative expenses decreased to $5.6 million in 2002 from $6.8 million in 2001. In 2000, general and administrative expenses were $5.2 million. The decrease in 2002 from 2001 was primarily due to lower bad debt expense and savings associated with our restructuring initiatives taken, including lower staffing levels. The increase in 2001 from 2000 was due to increases in personnel, legal and other professional services necessary to support our growing operations. Over the next year, we believe our general and administrative expenses will be slightly higher than the 2002 amount due to increased costs from our new headquarters building.

        Special Charges.    In 2001 and 2002, we incurred a special charge of approximately $1.1 million and $774,000, respectively. In 2001, we incurred a restructuring charge of approximately $456,000 primarily consisting of severance payments, benefits and other related costs from the reduction of our workforce. Additionally, we wrote down the carrying value of our investment in Interactive Portal by approximately $600,000. In 2002, we incurred approximately $698,000 primarily consisting of severance payments, benefits and other related costs from our reductions in workforce. Additionally, we incurred approximately $76,000 related to legal fees for researching the restructuring in the EMEA region. In 2003, we expect to incur special charges related to the reduction and restructuring of our European operations ranging from approximately $1.0 million to $1.6 million, and also approximately $1.7 million related to our leased Indianapolis buildings which we are vacating in April 2003 to enter our new space.

Interest income, net

        Interest income, net was $412,000 in 2002, $1.2 million in 2001 and $1.1 million in 2000. The decrease in interest income in 2002 from 2001 is attributable to a combination of lower interest rates and less cash on hand. The slight increase from 2000 to 2001 is attributable to the interest earned on the funds provided by the equity investment made by Cisco, offset partially by a substantial decrease in interest rates.

Income taxes

        For U.S. corporate income tax purposes, we did not recognize a tax benefit related to U.S. federal or state income taxes during 2002, 2001 or 2000 because of the uncertainty of eventually realizing the benefits of our operating losses. We recognized a tax expense related to our international operations of $230,000 in 2002, $271,000 in 2001 and $180,000 in 2000.

        As noted in Item 3. Legal Proceeding, we have received a notification from the French government as a result of a tax audit that had been conducted encompassing the years 1998, 1999, 2000, and 2001. The total assessment is approximately 2.6 million Euros or approximately $2.7 million. We are appealing the assessment, but cannot assure you that this matter will be resolved without litigation, that it will not take several years to resolve or that we will not have to pay some or all of the assessment.

Liquidity and Capital Resources

        As of December 31, 2002, we had $5.9 million in cash and cash equivalents, $9.3 million in short-term investments, and a positive working capital.

        On January 25, 2001 we received an equity investment from Cisco Systems, Inc. We sold 515,517 shares of common stock at a price of $29.00 per share, yielding approximately $15.0 million in cash.

        Our operating activities resulted in net cash outflows of $4.4 million in 2002, $1.9 million in 2001, and $2.9 million in 2000. The net operating cash outflow in 2002 was largely due to the operating loss, an increase in accounts receivable, offset by a decrease in accounts payable, deferred revenues and the non-cash depreciation amount. The net operating cash outflow for 2001 was primarily the result of our operating loss and an increase in accounts receivable, partially offset by an increase in accounts payable, deferred revenues and the non-cash depreciation amount. In 2000, the net operating cash outflow was primarily the result of our operating loss and an increase in accounts receivable, offset by an increase in deferred software revenues.

        In 2002, our investing activities consisted principally of capital expenditures for property and equipment and purchases and sales of investments. We invested $3.2 million in property and equipment in 2002, compared to $5.0 million in 2001 and $6.8 million in 2000. These capital expenditures consisted mainly of hardware, software, equipment, and furniture for our employees, and our research and development needs, including test equipment. At December 31, 2002, we did not have any material commitments for future capital expenditures.

        In April 2001, we entered into a non-cancelable lease agreement for a new, approximately 120,000 square foot corporate headquarters building, with a targeted occupation date of April 2003. Over the life of the lease, 15 years, we are committed to expend approximately $35.1 million in rent payments.

        As of April 2003, we will have approximately 78,000 square feet of unused office facilities related to our old headquarters and associated facilities which we will attempt to sublease. As the sublease market is difficult, we may not be able to sublease our extra space. The remaining rent obligation on the unused space will be approximately $1.5 million as of April 2003 with approximately $220,000 of leasehold improvements which will no longer be useful. We expect to incur a special charge related to the unused facilities in 2003.

        Our contractual obligations as of December 31, 2002 are summarized in the following table (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Long-term Debt Obligations	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	$38,325	$407	$8,362	$4,032	$25,524
Purchase Obligations	793	793	—	—	—
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	—	—	—	—	—

Total	$39,118	$1,200	$8,362	$4,032	$25,524

        In 2002, we generated $548,000 in net proceeds from financing activities which resulted from participation in our employee stock purchase plan and stock options. In 2001, we generated $15.6 million in net proceeds from financing activities that was mostly attributable to the shares issued in connection with the Cisco equity investment. In 2000, we generated $580,000 in net proceeds from financing activities mainly as a result from stock option exercises and participation in our employee stock purchase plan which were partially offset by principal payments on capital lease obligations.

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

Factors that may affect our future operating results are set forth below:

THE OVERALL ECONOMIC CLIMATE CONTINUES TO BE WEAK

        Our products typically represent substantial capital commitments by customers, involving a potentially long sales cycle. As a result, customer purchase decisions may be significantly affected by a variety of factors, including general economic trends in the allocation of capital spending budgets for communication software, services and systems, lengthened sales cycles, customer approval processes, and market conditions, which have resulted in many of our customers delaying and/or reducing their capital spending related to information systems. If the economy continues to be weak, demand for our products could decrease resulting in lower revenues.

WE HAVE HISTORICALLY INCURRED LOSSES AND WE MAY NOT ACHIEVE PROFITABILITY

        We have not operated profitably to date. We incurred net losses of $7.7 million, $11.0 million, and $15.1 million in 2002, 2001, and 2000, respectively. At December 31, 2002, we had accumulated losses since inception of $55.5 million. We intend to continue to make significant investments in our research and development, marketing, services and sales operations. We anticipate that these expenses could significantly precede any revenues generated by the increased spending. As a result, we are likely to continue to experience losses and negative cash flow from operations in future quarters. If we do become profitable, we may not sustain or increase our profitability.

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

        Because we do not know if or when our potential end-user customers will place orders and finalize licenses, and it is difficult to predict the mix of annually renewable licenses and perpetual licenses in a quarter, we cannot accurately forecast our licensing activity, our revenues and our operating results for future quarters. We recognize revenues from different licenses over different periods on satisfaction of the requirements of AICPA Statement of Position 97-2, Statement of Position 97-2, and all related AICPA Technical Practice Aids (5100.38 - 5100.76). As a result, our quarterly revenues and operating results depend on many factors, including the type of license, and the size, quantity and timing of orders received for our products during each quarter. If a large number of orders or several large orders do not occur or are deferred or delayed, our revenues in a quarter could be substantially reduced. This risk is heightened by the significant investment and executive level decision-making typically involved in our end-user customers' decisions to license our products. Since a large portion of our operating expenses, including rent and salaries, is fixed and difficult to reduce or modify, our business, financial condition or results of operations could be materially adversely affected if revenues do not meet our expectations.

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

        Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our existing and future resellers and OEM partners and in recruiting and training additional resellers and OEM partners. We rely primarily on resellers to market and support our products and plan on continuing to rely heavily on such partners in the future. We are still developing and improving our reseller and OEM distribution networks and may be unable to attract additional resellers with both voice and data expertise or appropriate OEM partners that will be able to market our products effectively and that will be qualified to provide timely and cost-effective customer support and service. We generally do not have long-term or exclusive agreements with our resellers or OEM partners, and the loss of specific larger resellers or OEM partners or a significant number of resellers or OEM partners could materially adversely affect our business, financial condition or results of operations.

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

THE GROWTH OF OUR BUSINESS MAY BE IMPEDED WITHOUT INCREASED USE OF THE INTERNET

        The use of the Internet as a commercial marketplace is at an early stage of development. Demand and market acceptance for recently introduced products and services available over the Internet are still uncertain. In addition, governmental regulation of the Internet, such as imposing sales and other taxes, access charges, and pricing controls and inhibiting cross-border commerce, may reduce the use of the Internet by businesses for their electronic commerce and customer service needs. To date, governmental regulations have not materially restricted commercial use of the Internet. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. New regulations could reduce the use of the Internet by our end-user customers and, in turn, their customers. The lack of acceptance of the Internet as a forum for conducting business could reduce growth in demand for our products and limit the growth of our revenues.

OUR BUSINESS WILL BE ADVERSELY AFFECTED IF WEB-BASED ELECTRONIC BUSINESS SOLUTIONS ARE NOT WIDELY UTILIZED

        Our products address a market for Web-based, interactive electronic business solutions. Therefore, our future success depends on the widespread adoption of the Web as a primary medium for commerce and business applications. The failure of this market to expand, or a delay in the development of this market, could have a material adverse effect on our business, financial condition or results of operations. The Web has experienced, and is expected to continue to experience, significant user and traffic growth, which has, at times, caused user frustration with slow access and download times. The Web infrastructure may not be able to support the demands placed on it by the continued growth on which our success depends. Moreover, critical issues concerning the commercial use of the Web, such as security, reliability, cost, accessibility and quality of service, remain unresolved and may negatively affect the growth of Web use or the attractiveness of commerce and business communication over the Web. In addition, the Web could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased activity or due to increased government regulation and taxation of Internet commerce.

A DECLINE IN MARKET ACCEPTANCE FOR MICROSOFT CORPORATION TECHNOLOGIES ON WHICH OUR PRODUCTS RELY COULD HAVE A MATERIAL ADVERSE EFFECT ON US

        Our products currently run only on Microsoft Windows operating systems. In addition, our products use other Microsoft Corporation technologies, including Microsoft Exchange Server® and Microsoft SQL Server®. A decline in market acceptance for Microsoft technologies or the increased acceptance of other server technologies could cause us to incur significant development costs and could have a material adverse effect on our ability to market our current products. Although we believe that Microsoft technologies will continue to be widely used by businesses, we cannot assure you that businesses will adopt these technologies as anticipated or will not in the future migrate to other computing technologies that we do not currently support. In addition, our products and technologies must continue to be compatible with new developments in Microsoft technologies.

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

SLOW GROWTH, OR A DECLINE IN DEMAND FOR INTERACTION MANAGEMENT SOFTWARE OF THE TYPE WE LICENSE, COULD MATERIALLY ADVERSELY AFFECT OUR FINANCIAL RESULTS AND GROWTH PROSPECTS

        If the demand for interaction management software of the type we license does not grow within each of our three targeted markets, our financial results and ability to grow our business could be materially adversely affected. All of our revenues have been generated from licenses of our Interaction Center Platform® software or complementary products, and related support, educational and professional services. We expect these products and services to account for the majority of our revenues for the foreseeable future. Although we believe demand for the functions performed by our products is high, the market for our products and services is still emerging. Further, our growth plans require us to successfully attract enterprise and service provider end-user customers in significantly larger numbers than we have historically achieved.

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

OUR SERVICES REVENUES ARE DEPENDENT ON OUR INSTALLED BASE OF CUSTOMERS

        We have depended and will continue to depend on our installed customer base for additional future revenues from services, including annual license fees and ongoing maintenance fees. There can be no assurance that current installed customers will renew their licenses or pay ongoing maintenance fees in future periods. As a consequence, our operating results, cash flows and liquidity will likely be adversely affected. Our failure to obtain new customers or additional orders form existing customers could also materially affect our operating results.

ANY DECREASE IN OUR LICENSING ACTIVITY IS LIKELY TO RESULT IN REDUCED SERVICES REVENUES IN FUTURE PERIODS.

        Our services revenues are generated primarily from annual license fees, ongoing maintenance (post-contract technical support and unspecified product upgrades), educational services, and professional services. A decrease in our services revenues could follow a decrease in our licenses revenues. Our ability to maintain or increase our services revenues depends in large part on our ability to increase our software licensing activity.

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

        In addition, Dialogic Corporation's CT Media™ server software offers some of the functionality that our Interaction Center Platform® products provide and consequently could make it easier for competitors or potential competitors to provide products competitive with ours. If CT Media™ server software were to become an industry standard, our failure to adopt it could disadvantage us in competitive situations. In addition, although neither of our primary suppliers of voice processing boards nor their affiliates currently offer a product that competes with our Interaction Center Platform® products, they could potentially develop a competitive or superior product.

WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY RIGHTS ADEQUATELY, WHICH COULD ALLOW THIRD PARTIES TO COPY OR OTHERWISE OBTAIN AND USE OUR TECHNOLOGY WITHOUT AUTHORIZATION

        We regard our software products as proprietary. In an effort to protect our proprietary rights, we rely primarily on a combination of copyright, trademark and trade secret laws, as well as licensing and other agreements with consultants, suppliers, strategic and OEM partners, resellers and end-user customers, and employee and third-party non-disclosure agreements. These laws and agreements provide only limited protection of our proprietary rights. In addition, we have not signed agreements containing these types of protective provisions in every case, and the contractual provisions that are in place and the protection they provide vary and may not provide us with adequate protection in all circumstances. We currently hold three patents and have filed numerous other patent applications relating to technology embodied in our software products. We hold 11 U.S. trademark registrations and 12 foreign trademark registrations, and have numerous other trademark applications pending worldwide, as well as having common law rights in other trademarks and service marks. We hold one registered copyright. Because our means of protecting our proprietary rights may not be adequate, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization. A third party could also develop similar technology independently. In addition, the laws of some countries in which we sell our products do not protect our software and intellectual property rights to the same extent as the laws of the United States. Unauthorized copying, use or reverse engineering of our products could materially adversely affect our business, results of operations or financial condition.

        We license technology that is embedded in our products from others. If one or more of these licenses terminates or cannot be renewed on satisfactory terms, we would have to modify the affected products to use alternative technology or eliminate the affected product function, either of which could have a material adverse effect on us.

INFRINGEMENT CLAIMS COULD ADVERSELY AFFECT US

        In June 1999 and September 1999, we received letters from a competitor in the call center market claiming that our products utilize technologies pioneered and patented by that competitor. Our patent counsel has reviewed all of the patents listed in the letters. Based on the advice of our patent counsel, we believe that our products do not infringe any of the patents listed in either letter. We have discussed our conclusion with the competitor and have also discussed possible licensing of certain technologies from the competitor. Although we have not heard from this competitor since early 2001, we cannot assure you that this matter can be resolved amicably without litigation, or that we will ultimately be able to enter into a licensing arrangement on terms and conditions that would not have a material adverse effect on our business, financial condition or results of operations.

        In June 2000 and October 2001, we received letters from a competitor in the outbound call center market claiming that our products utilize technologies pioneered and patented by the competitor. Although our patent counsel has not determined the validity of these patents, the Company has discussed the possible licensing or purchase of certain technologies from the competitor. We cannot assure you that these claims can be resolved amicably without litigation, or that we will be able to enter into licensing arrangements on terms and conditions that would not have a material adverse effect on our business, financial condition or results of operations.

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

        In December 2002, the Company received a letter from one of its resellers requesting indemnification related to a request that it had received for indemnification from an end user that had received a letter from a third party indicating that the end user may be infringing patents held by the third party. To date, the Company's patent counsel has not determined the validity or the applicability of these patents as they relate to the Company's products or whether the reseller is entitled to indemnification. The Company cannot assure you that this claim for indemnification can be resolved favorably in a manner that would not have a material adverse effect on the Company's business, financial condition or results of operations.

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

        In connection with our effort to streamline operations, reduce costs and rationalize our staffing and structure, we had reductions in both 2001and 2002 of our worldwide workforce of approximately 10% -12% each year. There were and may continue to be substantial costs associated with the workforce reductions related to severance and other employee-related costs, and our restructuring plans may still yield unanticipated consequences, such as attrition beyond our implemented reduction in workforce. As a result, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. The reduction in workforce may reduce employee morale and may create concern among existing employees about job security, which may lead to increased turnover. These reductions in headcount may still subject us to the risk of litigation. In addition, recent trading levels of our common stock have decreased the value of the stock options granted to employees pursuant to our stock option plans. As a result of these factors, our remaining personnel may seek employment with larger, more established companies or companies they perceive as having less volatile stock prices.

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

OUR INTERNATIONAL OPERATIONS INVOLVE FINANCIAL AND OPERATIONAL RISKS

        Our international operations require significant management attention and financial resources to establish and operate, including hiring appropriate personnel and recruiting effective international resellers. Non-North American revenues accounted for 19%, 22%, and 25% of our total revenues in 2002, 2001, and 2000, respectively. To date, our products have been licensed outside North America primarily in Western Europe, South Africa, and Australia. We also have marketing efforts in Japan, Korea, China and Central and South America. We intend to continue to emphasize our international operations and we may enter additional international markets. Revenues from international operations may be inadequate to cover the expenses of those operations. In addition to foreign currency fluctuation risks described in the next risk factor, other risks inherent in our international business activities, in the countries in which we have licensed our products to date and in those countries in which we operate and could expand into, generally could include the following:

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

  •
  potentially adverse tax consequences;

  •
  restrictions on the repatriation of funds; and

  •
  increased government regulations related to increasing or reducing business activity in various countries.

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

REGULATORY CHANGES MADE TO GENERALLY ACCEPTED ACCOUNTING PRINCIPLES OR CORPORATE GOVERNANCE MATTERS MAY IMPACT OUR BUSINESS

        Revisions to generally accepted accounting principles will require us to review our accounting and financial reporting procedures in order to ensure continued compliance with required policies. From time to time, such changes may have a short-term impact in the reporting that we do, and these changes may impact market perception of our financial condition.

  •
  Pending or new legislation may lead to an increase in our costs related to audits in particular and regulatory compliance generally

  •
  Pending or new legislation may force us to seek other service providers for non-audit-related services, which may raise costs

  •
  Changes in the legal climate may lead to additional liability fears which may result in increased insurance costs.

WE ARE SUBECT TO THE RISK OF TERRORISM, INCLUDING THE RESULTING POSSIBLE DISRUPTIONS IN BUSINESS ACTIVITIES AND LOSS OF BUSINESS

        Our business can be affected by the disruptions caused by terrorist activities. Terrorist acts can create disruptions in our ordinary business activities, including, but not limited to communications, business travel, and the availability of key personnel and physical assets. Additionally, terrorist acts may cause uncertainty about business continuity and the effectiveness of our disaster recovery plans and the disaster recovery plan of our suppliers and resellers, and may adversely affect the confidence and behavior of our customers, employees, suppliers, and resellers.

WE CANNOT PREDICT EVERY EVENT AND CIRCUMSTANCE THAT MAY IMPACT OUR BUSINESS AND, THEREFORE, THE RISKS AND UNCERTAINTIES DISCUSSED ABOVE MAY NOT BE THE ONLY ONES YOU SHOULD CONSIDER

        The risks and uncertainties discussed above are in addition to those that apply to most businesses generally. In addition, as we continue to grow our business, we may encounter other risks of which we are not aware at this time. These additional risks may cause serious damage to our business in the future, the impact of which we cannot estimate at this time.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

        We develop products in the United States and sell licenses to our products in North America, Europe, the Asia/Pacific region, South Africa, and Central and South America. As a result, our financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. As most sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Additionally, as our business matures in foreign markets, we may offer our products and services in certain other local currencies. As a result, we will be subject to foreign currency fluctuations which may have an adverse affect on our company.

        We manage our interest rate risk by maintaining an investment portfolio with debt instruments of high credit quality and relatively short average maturities. We also manage interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Auditors

The Board of Directors
Interactive Intelligence, Inc.

        We have audited the accompanying consolidated balance sheets of Interactive Intelligence, Inc. as of December 31, 2002 and 2001 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interactive Intelligence, Inc. at December 31, 2002 and 2001 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        The consolidated financial statements for each of the two years in the period ended December 31, 2001 have been restated as described in Note 2.

                      /s/ ERNST & YOUNG LLP

Indianapolis, Indiana
February 7, 2003

Interactive Intelligence, Inc.

Consolidated Balance Sheets

As of December 31, 2002 and 2001

(in thousands, except share amounts)

	December 31,
	2002	2001
		As restated
Assets
Current assets:
Cash and cash equivalents	$5,913	$14,503
Short-term investments	9,331	7,581
Accounts receivable, net of allowance for doubtful accounts accounts of $671 in 2002 and $677 in 2001	9,047	8,424
Prepaid expenses	2,170	2,115
Other current assets	73	223

Total current assets	26,534	32,846
Property and equipment, net	7,586	9,598
Other assets, net	1,046	1,064

Total assets	$35,166	$43,508

Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$3,203	$3,861
Accrued compensation and related expenses	995	1,053
Deferred software revenues	12,102	13,563
Deferred services revenues	9,882	9,214

Total current liabilities	26,182	27,691
Shareholders' equity:
Preferred stock, no par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 authorized; 15,524,369 issued and outstanding at December 31, 2002, 15,282,673 issued and outstanding at December 31, 2001	155	153
Additional paid-in capital	64,140	63,485
Accumulated other comprehensive income	162	(13)
Accumulated deficit	(55,473)	(47,808)

Total shareholders' equity	8,984	15,817

Total liabilities and shareholders' equity	$35,166	$43,508

See accompanying notes.

Interactive Intelligence, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2002, 2001, and 2000

(in thousands, except per share amounts)

	Year Ended December 31,
	2002	2001	2000
		As restated	As restated
Revenues:
Software	$28,323	$31,321	$16,784
Services	19,483	16,625	10,475

Total revenues	47,806	47,946	27,259
Costs and expenses:
Costs of software	986	959	540
Costs of services	12,123	13,430	10,118
Sales and marketing	21,022	21,987	16,596
Research and development	15,142	15,616	10,835
General and administrative	5,606	6,786	5,158
Special charges	774	1,056	—

Total costs and expenses	55,653	59,834	43,247

Operating loss	(7,847)	(11,888)	(15,988)
Interest income, net	412	1,169	1,108

Loss before income taxes	(7,435)	(10,719)	(14,880)
Income taxes	230	271	180

Net loss	$(7,665)	$(10,990)	$(15,060)

Net loss per share:
Basic and diluted	$(0.50)	$(0.73)	$(1.06)

Shares used to compute net loss per share:
Basic and diluted	15,423	15,058	14,171

See accompanying notes.

Interactive Intelligence, Inc.

Consolidated Statements of Shareholders' Equity

For the Years Ended December 31, 2002, 2001, and 2000

(in thousands)

	Common Stock
			Additional Paid-in Capital	Accum. Other Comprehensive Income	Accumulated Deficit
	Shares	Amount				Total
Balances, January 1, 2000	13,831	138	45,775	—	(21,758)	24,155
Issuances of common stock	10	—	317	—	—	317
Exercise of stock options	503	5	818	—	—	823
Amortization of deferred stock-based compensation	—	—	85	—	—	85
Unrealized gain on investments				38		38
Net loss	—	—	—	—	(15,060)	(15,060)

Balances, December 31, 2000 (as restated)	14,344	143	46,995	38	(36,818)	10,358
Issuances of common stock	691	7	15,965	—	—	15,972
Exercise of stock options	248	3	328	—	—	331
Amortization of deferred stock-based compensation	—	—	197	—	—	197
Unrealized loss on investments	—	—	—	(51)	—	(51)
Net loss	—	—	—	—	(10,990)	(10,990)

Balances, December 31, 2001 (as restated)	15,283	153	63,485	(13)	(47,808)	15,817
Issuances of common stock	131	1	432	—	—	433
Exercise of stock options	110	1	114	—	—	115
Amortization of deferred stock-based compensation			109			109
Unrealized gain on investments	—	—	—	126	—	126
Unrealized gain on foreign currency translation				49		49
Net loss	—	—	—		(7,665)	(7,665)

Balances, December 31, 2002	15,524	$155	$64,140	$162	$(55,473)	$8,984

See accompanying notes.

Interactive Intelligence, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2002, 2001, and 2000

(in thousands)

	Year Ended December 31,
	2002	2001	2000
		As restated	As restated
Operating activities
Net loss	$(7,665)	$(10,990)	$(15,060)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	5,236	4,308	2,871
Amortization of deferred stock-based compensation	109	197	85
Changes in operating assets and liabilities:
Accounts receivable	(623)	1,054	(5,900)
Prepaid expenses	(55)	(327)	(1,259)
Other current assets	150	(33)	(106)
Accounts payable and accrued liabilities	(658)	(49)	2,069
Accrued compensation and related expenses	(58)	(32)	601
Deferred software revenues	(1,461)	1,956	10,510
Deferred services revenues	668	2,063	3,260

Net cash used by operating activities	(4,357)	(1,853)	(2,929)
Investing activities
Purchases of property and equipment, net	(3,224)	(5,030)	(6,788)
Purchases of available-for-sale investments	(14,848)	(10,196)	(2,461)
Sales of available-for-sale investments	13,273	14,286	11,907
Change in other assets	18	(264)	(545)

Net cash provided (used) by investing activities	(4,781)	(1,204)	2,113
Financing activities
Principal payments on capital lease obligations	—	(377)	(560)
Proceeds from issuances of common stock	433	15,607	317
Proceeds from stock options exercised	115	331	823

Net cash provided by financing activities	548	15,561	580

Net increase (decrease) in cash and cash equivalents	(8,590)	12,504	(236)
Cash and cash equivalents, beginning of period	14,503	1,999	2,235

Cash and cash equivalents, end of period	$5,913	$14,503	$1,999

See accompanying notes.

Interactive Intelligence, Inc.

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

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

        Principal operations of the Company commenced during 1997. Since then, the Company has established wholly-owned subsidiaries in Australia, France, the Netherlands and the United Kingdom. The Company also currently has branch offices in Japan, Korea, and Malaysia. The Company's products are marketed in North America, Central America, South America, Europe, the Asia/Pacific region, Australia, and South Africa.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

Revenue Recognition

        The Company generates software revenues from licensing the right to use its software products and generates services revenues from annual license fees, ongoing maintenance (post-contract technical support and unspecified product upgrades), educational services, and professional services.

        The Company's software license fees primarily originate from the marketing efforts of the Company's resellers, who are authorized to place orders for software licenses with the Company on behalf of end-user customers. The Company shares end-user customer software license fees with these resellers in varying percentages of the list price, according to the terms of their reseller agreements. In addition to generating software license fees indirectly through resellers, the Company also receives some software license fees from end-user customers that the Company contracts with directly. The Company's software license agreements are either annually renewable or perpetual.

        For any revenues to be recognized from a software license agreement, the following criteria must be met:

  •
  persuasive evidence of an arrangement exists;

  •
  the fee is fixed or determinable;

  •
  collection is probable; and

  •
  delivery has occurred.

        Delivery is further defined in certain software license agreements as delivery of the product master or first copy for non-cancelable product licensing arrangements under which the recipient, typically a reseller, has certain software distribution rights. For these licensing arrangements, the delivery criteria has been met when a binding order for a specified end-user customer is placed, as the reseller already possesses a product master copy and the Company has no further delivery obligations.

        Under the Company's annually renewable license agreements, the initial reseller order or end-user contract includes both an initial license fee and an annual license fee. Upon meeting the revenue recognition criteria, the Company recognizes the initial license fees under these annually renewable license agreements as software revenues ratably over the initial license period, which is generally twelve months. Prior to revising the Company's revenue recognition policy to conform with the American Institute of Certified Public Accountants' Technical Practice Aid ("TPA") 5100.53, the Company recognized the entire initial license fee immediately as software revenues when all other revenue recognition criteria were met. As discussed in Note 2 in to the financial statements, the Company restated its financial statements effective July 1, 2000 to comply with TPA 5100.53.

        Under the annually renewable license agreements, the Company also recognizes annual license fees as services revenues ratably over the term of the initial license period, which is generally twelve months. After the initial license period, the Company's end-user customers may renew their license agreement for an additional annual period by paying an additional annual license fee. The Company recognizes these additional annual license fees as services revenues ratably over the term of the renewal period, which is also generally twelve months. If the annual license fee is not paid, the customer is no longer entitled to use the software and the Company may terminate the end-user's license agreement. Payment of the annual license fee also entitles the customer to ongoing maintenance (post-contract technical support and unspecified product upgrades) for the renewal period.

        Under the Company's perpetual license agreements, the initial reseller order or end-user contract includes both an initial license fee and an annual maintenance fee. Upon meeting the revenue recognition criteria, the Company immediately recognizes the entire amount of initial license fees under these perpetual license agreements as software revenues if sufficient vendor specific objective evidence exists to support allocating the total fee to all elements of the arrangement. If sufficient vendor specific objective evidence does not exist, the Company typically recognizes the initial license fee ratably over the initial term of the license agreement, which is generally twelve months.

        Under the Company's perpetual license agreements, the Company also recognizes annual maintenance fees as services revenues ratably over the post-contract maintenance, which is typically twelve months. The end-user customers may renew their maintenance term for an additional one-year period by paying an additional maintenance fee. The Company recognizes these additional maintenance fees as services revenues ratably over the term of the renewal period, which is also generally twelve months. Payment of the annual maintenance fee entitles the customer to ongoing maintenance (post-contract technical support and unspecified product upgrades).

        The Company shares annual license fees and ongoing maintenance fees with those resellers who provide initial technical support to end-user customers according to the terms of their reseller agreements. When these revenues are shared with resellers, the Company typically receives between 50% and 70% of the amount charged to the end-user customer.

        The Company also generates revenues from other services that are provided to the Company's resellers and end-user customers. In addition to annual license fees and ongoing maintenance fees, services revenues include educational services and professional services. Revenues from educational services, which consist of training courses for resellers and end-user customers, and professional services, which include implementing and customizing the Company's products for an end-user customer, are typically recognized as the related services are performed.

Allowance for Doubtful Accounts

        The Company records an allowance for doubtful accounts for each reporting period based on a detailed analysis of the Company's accounts receivable at the end of that period. In estimating the allowance for doubtful accounts, the Company primarily considers the age of the customer's accounts receivable, the creditworthiness of the customer, the economic conditions of the customer's industry, and general economic conditions, among other factors. Should any of these factors change, the estimates made by the Company will also change, which could impact the level of the future allowance for doubtful accounts. Specifically, if the financial condition of the Company's customers were to deteriorate, affecting their ability to make payments, increases to allowances for doubtful accounts may be required.

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2002:
Short-term Investments
Corporate Notes	$1,002	$—	$—	$1,002
Government Notes	7,608	7	—	7,615
Other Asset Backed Securities	608	106	—	714

Total Short-term Investments	$9,218	$113	$—	$9,331

December 31, 2001:
Short-term Investments
Corporate Notes	$4,235	$23	$—	$4,258
Other Asset Backed Securities	3,359	12	(48)	3,323

Total Short-term Investments	$7,594	$35	$(48)	$7,581

Interest income was approximately $422,000 in 2002, $1,193,000 in 2001, and $1,173,000 in 2000.

Financial Instruments

        The fair value of financial instruments, including cash and cash equivalents and accounts receivable approximate the carrying values.

Property and Equipment

        Property and equipment are stated at cost. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the related lease or the estimated useful life. Depreciation, which includes amortization on capital leases, is calculated using the straight-line method over the estimated useful lives of the assets. The Company evaluates fully depreciated property and equipment for obsolescence and appropriately writes off the asset when it becomes no longer useful to the Company.

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

Advertising

        The Company expenses all advertising costs as incurred. Advertising expense for 2002, 2001, and 2000 was $121,000, $400,000, and $632,000, respectively.

Research and Development

        Research and development expenditures are generally charged to operations as incurred. Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant. Through December 31, 2002, all research and development costs have been expensed.

Stock Options

        At December 31, 2002, the Company had two stock-based employee compensation plans, which are described more fully in Note 6. The Company accounts for those plans in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") and uses the intrinsic value method consistent with the existing rules established by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The majority of options granted to employees under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The table included below illustrates the effect on the net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

(in thousands except per share amounts):

	2002	2001	2000
		As restated	As restated
Net loss, as reported	$(7,665)	$(10,990)	$(15,060)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(5,592)	(4,969)	(3,541)

Pro forma net loss	$(13,257)	$(15,959)	$(18,601)

Loss per share:
Basic and diluted—as reported	$(0.50)	$(0.73)	$(1.06)
Basic and diluted—pro forma	(0.86)	(1.06)	(1.31)

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

Comprehensive Income (Loss)

        Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). The only items of other comprehensive income (loss) which the Company currently reports are unrealized gains (losses) on marketable securities and foreign currency translation. Total comprehensive loss for the year ended December 31, 2002 was approximately $7,490,000.

Reclassifications

        Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

Recently Issued Accounting Standards

        In the fourth quarter of 2002, the Company adopted Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. SFAS 146 establishes new rules for when a liability for a cost associated with an exit or disposal activity shall be recognized. Generally, the cost shall be recognized and measured initially at its fair value in the period in which the liability is incurred.

        Effective December 15, 2002, the Company adopted Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure and amendment of FASB Statement No. 123 ("SFAS 148"). While the Company will continue to account for stock options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, the disclosures required by SFAS 148 have been appropriately included in the notes to the financial statements.

2.    RESTATEMENT OF FINANCIAL STATEMENTS

        In January 2003, the Company concluded that the annually renewable license agreements for the Company's products are short-term time-based licenses that should be accounted for pursuant to TPA 5100.53 which was issued in May 2000 and effective July 1, 2000. In accordance with TPA 5100.53, the Company would not be able to objectively demonstrate the vendor-specific objective evidence ("VSOE') of fair value of post-contract customer support ("PCS"), which includes post-contract technical support and unspecified product upgrades, due to the short-term timeframe and thus the Company was unable to apply the "residual method" set forth in SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions," which was the Company's prior accounting practice. The Company concluded that the initial license fee and related expenses for the annually renewable term license agreements should be recognized ratably over the initial license term, typically twelve months, as provided in TPA 5100.53 and paragraph 12 of SOP 97-2, "Software Revenue Recognition", instead of immediately after all other revenue recognition criteria were met.

        The Company revised its accounting to conform to TPA 5100.53 effective July 1, 2000 and restated its financial statements as of and for the years ended December 31, 2000 and 2001. The restatement affects the timing of when certain license revenues and related direct costs are recognized. Direct costs adjusted in the restatement include royalties and commissions. The total revenues to be recognized over the life of these annually renewable licenses are unchanged.

        The consolidated financial statements for the years ended December 31, 2001 and 2000 contained herein have been restated to incorporate adjustments discussed above. The following tables summarize the Company's financial position and results of operations from financial statements for the years ended December 31, 2001 and 2000 on a previously reported and restated basis:

Consolidated Statements of Operations Data
(In thousands, except for per share data)

	Year ended December 31, 2001		Year ended December 31, 2000
	As reported	As restated	As reported	As restated
Revenues:
Software	$33,547	$31,321	$28,121	$16,784
Total revenues	50,172	47,946	38,596	27,259
Costs and expenses:
Costs of software	994	959	540	540
Sales and marketing	22,167	21,987	17,486	16,596
Total costs and expenses	60,049	59,834	44,137	43,247
Operating loss	(9,877)	(11,888)	(5,541)	(15,988)
Loss before income taxes	(8,708)	(10,719)	(4,433)	(14,880)
Net loss	$(8,979)	$(10,990)	$(4,613)	$(15,060)
Net loss per share:
Basic and diluted	$(0.60)	$(0.73)	$(0.33)	$(1.06)

Shares used to compute net loss per share:
Basic and diluted	15,058	15,058	14,171	14,171

Balance Sheet Data
(In thousands)

	December 31, 2001	December 31, 2001	December 31, 2000	December 31, 2000
	As reported	As restated	As reported	As restated
Assets
Prepaid expenses	$1,116	$2,115	$970	$1,772
Total current assets	31,847	32,846	23,343	24,145
Total assets	42,509	43,508	33,651	34,453
Liabilities
Accounts payable and accrued liabilities	3,924	3,861	3,920	3,875
Accrued compensation and related expenses	1,096	1,053	1,128	1,085
Deferred software revenue	—	13,563	270	11,607
Deferred services revenue	9,214	9,214	7,151	7,151
Total current liabilities	14,234	27,691	12,846	24,095
Shareholders' equity
Accumulated deficit	(35,350)	(47,808)	(26,371)	(36,818)
Total shareholders' equity	28,275	15,817	20,805	10,358

3.    PROPERTY AND EQUIPMENT

        Property and equipment, including capital leases, are summarized as follows at December 31 (in thousands):

	December 31,
	2002	2001
Computer equipment	$14,770	$12,994
Furniture & fixtures	1,859	1,877
Office equipment	429	279
Leasehold improvements	1,855	1,493
Software	2,940	2,719
Trade show equipment	337	332

	22,190	19,694
Less accumulated depreciation	14,604	10,096

	$7,586	$9,598

4.    BANK LINES OF CREDIT

        The Company had an unsecured line of credit with a bank in the amount of $5,000,000 with interest to be charged at the bank's prime rate (4.75% at June 22, 2002). This line of credit was never used and expired June 22, 2002.

        The Company paid approximately $12,000, $24,000, and $71,000 of interest in 2002, 2001, and 2000, respectively.

5.    RELATED PARTY TRANSACTIONS

        The Company's primary shareholder was a director and 25% shareholder in a telemarketing company that provided both telemarketing and fulfillment services to the Company through March 31, 2002 and in previous years. The Company paid approximately $35,000 in 2002, $198,000 in 2001, and $423,000 in 2000 for these services to the telemarketing company.

        During most of 2001, the Company held a 19% interest in Interactive Portal, Inc. ("Interactive Portal"), an application service provider, which offered a wide variety of subscription based, enhanced communications and application services. In October 2001, the Company acquired the remaining 81% ownership of Interactive Portal not owned by the Company from Donald E. Brown, M.D. (the Company's founder and CEO) and Robert A. Compton (a director of the Company). The purchase price was based on the net book value of Interactive Portal. The Company issued an aggregate of 99,136 shares of its common stock at $5.00 per share to Dr. Brown and Mr. Compton as payment of the purchase price. The acquisition was accounted for as a purchase. The operating results of Interactive Portal are included with those of the Company from the date of acquisition forward. Dr. Brown and Mr. Compton are also entitled to royalties (aggregating 5%) for a period of three years from October 2001 on sales of the Company's Service Interaction Center™ and Communité™ products, which utilize software developed by Interactive Portal. In 2001, the Company paid Interactive Portal approximately $55,000 for various expenses. The following unaudited pro forma results of operations include the results of operations for 2001 and 2000, as if the aforementioned acquisition had occurred on January 1, 2000 and after giving effect to purchase accounting adjustments. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on January 1, 2000 and may not be indicative of future operating results. Pro forma information is summarized as follows (in thousands except per share amounts):

	2001	2000
	(Unaudited)
Revenues	$47,990	$27,233
Net loss	$(11,796)	$(16,793)
Basic and diluted net loss per share	$(0.78)	$(1.19)

        In 2002, approximately $6,600 and $900 were paid to Dr. Brown and Mr. Compton, respectively, related to royalties related to Interactive Portal software.

        In 2001, the Company entered into a software development agreement and a service contract with NoInk Communications Ltd., a wireless communications software company. NoInk Communications Ltd.'s majority shareholder is Mr. Compton and Dr. Brown is a 10% shareholder of NoInk Communications Ltd. In 2001, the Company paid NoInk Communications Ltd. approximately $100,000 for development work and wireless communication expenses. In 2001, the Company received a software order from NoInk Communications Ltd. for approximately $17,000. In 2002, only limited wireless communication expenses were incurred. The Company paid approximately $21,000 in wireless communication expenses in 2002 to NoInk Communications Ltd. As of December 31, 2002, the wireless communications services were discontinued between the Company and NoInk Communications Ltd.

6.    SHAREHOLDERS' EQUITY

        On January 25, 2001 the Company received an equity investment from Cisco Systems, Inc. The Company sold 515,517 shares of common stock at a price of $29.00 per share, yielding approximately $15,000,000 in cash.

        Common Stock Options    The Company's Stock Option Plans, adopted in 1995 and 1999, authorize the granting of incentive and nonqualified stock options. The Board of Directors has approved up to an aggregate of 3,900,000 shares for issuance under the 1999 Stock Option Plans. The exercise price of the options must not be less than the fair market value of the common stock for incentive options at the date of grant. Options granted under the 1999 Stock Option Plan generally vest over four years. Options generally become exercisable in equal installments on each of the first through the fourth anniversaries of the date of grant. The term of each option is ten years from the date of grant. However, in the case of an option granted to an employee who, at the time the option is granted, owns stock representing more than ten percent of the voting power of all classes of stock of the Company, the term of the option shall be five years from the date of grant. The plans may be terminated by the Board of Directors at anytime. The Board of Directors has also issued 67,500 nonqualified stock options outside of the 1995 and 1999 Stock Option Plans.

        During the second quarter of 2001, the Company offered a limited non-compulsory exchange of outstanding employee stock options for new options to be granted under the Interactive Intelligence, Inc. 1999 Stock Option and Incentive Plan. The exchange resulted in the voluntary cancellation of options to purchase approximately 218,000 shares of common stock with varying exercise prices ranging from $12.00 to $49.00 per share. The new options for those exchanged were granted at the fair market value of the common stock on November 26, 2001, which was $4.70. Approximately 216,000 options to purchase common stock were granted on November 26, 2001.

        The Company recognized compensation expense of approximately $109,000, $197,000 and $85,000 in 2002, 2001 and 2000, respectively.

        Stock Option Activity is summarized as follows:

	2002		2001		2000
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding, beginning of year	3,187,930	$9.81	2,232,816	$11.03	2,236,904	$3.96
Options granted	555,360	4.41	1,899,070	11.14	622,875	30.64
Options exercised	(111,185)	1.03	(247,450)	1.33	(502,451)	1.64
Options canceled	(384,731)	13.18	(696,506)	20.38	(124,512)	19.85

Options outstanding, end of year	3,247,374	$8.59	3,187,930	$9.81	2,232,816	$11.03

Option price range at end of year	$0.13 - $50.50		$0.13 - $50.50		$0.13 - $50.50
Options available for grant at year end	1,755,244		1,728,023		2,995,487
Weighted average fair value of options granted during the year	$3.73		$9.43		$26.14

        The following table summarizes information about the options outstanding at December 31, 2002:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2002	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2002	Weighted Average Exercise Price
$ 0.13 - $ 2.67	614,652	5.2 years	$1.23	493,370	$0.90
$ 2.70 - $ 5.25	759,054	8.5 years	$3.70	302,328	$3.56
$ 5.31 - $ 5.99	596,125	9.0 years	$5.98	145,752	$5.98
$ 6.01 - $13.00	644,718	7.6 years	$9.59	257,406	$9.96
$13.25 - $50.50	632,825	7.8 years	$23.03	249,760	$24.47

        Pro forma information regarding net income is required by SFAS 148, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions for 2002, 2001 and 2000, respectively:

  •
  a risk-free interest rate of 3.82%, 5.03%, and 5.20%,

  •
  a volatility factor of 98.1%, 96.8%, and 98.2%,

  •
  a dividend yield of 0% for all years, and

  •
  a weighted-average expected life of the option of 7.5 years for all years.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. See Note 1 for the Company's pro forma information.

        2000 Employee Stock Purchase Plan    In May 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the "2000 Purchase Plan"). A total of 500,000 shares of common stock has been reserved for issuance under the 2000 Purchase Plan. The 2000 Purchase Plan permits eligible employees to acquire shares of Interactive Intelligence common stock through periodic payroll deductions of up to 20% of their total compensation. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of Interactive Intelligence common stock on the first or last business day of the immediately preceding calendar quarter. An employee may set aside no more than $25,000 to purchase shares annually. The initial offering period commenced on April 1, 2000. A total of 130,511, 76,665 and 9,970 shares were issued in 2002, 2001 and 2000, respectively, under the 2000 Purchase Plan at an average price of $3.47 in 2002, $8.80 in 2001 and $31.80 in 2000.

7.    LEASE AGREEMENTS

        The Company leases its headquarters facilities under non-cancelable operating lease agreements which expire in 2004. In September 1998, the Company entered into a five year lease agreement commencing in March 1999 for 36,797 square feet of office space for its corporate headquarters in Indianapolis, Indiana. In December 1999, the Company amended its original lease agreement to include an additional 8,593 square feet, increasing the total corporate headquarters office space to 45,390 square feet. In April 2001, the Company entered into a 15 year non-cancelable lease agreement for a new, 120,000 square foot corporate headquarters building, with a targeted occupation date of April 2003.

        The Company had approximately $1,809,000 of primarily computer equipment at December 31, 2000 under a capital lease line. The capital lease line expired in December 2001, was secured by the purchased assets and was also guaranteed by the Company's primary shareholder. The Company did not utilize the lease line in 2001 or 2000.

        Minimum future lease payments under non-cancelable operating leases as of December 31, 2002 are summarized as follows (in thousands):

Operating Leases
2003	$3,464
2004	2,652
2005	2,246
2006	2,016
2007	2,016
Thereafter	25,524

Total minimum lease payments	$37,918

        The Company also rents office space for sales offices under month-to-month leases and leases with terms generally less than one year. Rent expense was approximately $2,632,000, $2,931,000, and $2,085,000 in 2002, 2001, and 2000, respectively.

8.    CONCENTRATION OF CREDIT RISK

        Five entities represented 29% and 23% of the accounts receivable balance at December 31, 2002 and December 31, 2001, respectively. No entity accounted for 10% or more of revenues in 2002, 2001 or 2000. The Company evaluates the credit worthiness of its customers on a periodic basis. The Company generally does not require collateral.

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

9.    401(K) RETIREMENT SAVINGS PLAN

        The Company maintains a 401(k) retirement savings plan to provide retirement benefits for substantially all of its North American employees. Participants in the plan may elect to contribute up to 20% of their annual compensation to the plan, limited to the maximum amount allowed by the Internal Revenue Code. The Company, at its discretion, may make annual contributions to the plan. The Company has made no contributions to the plan through December 31, 2002.

10.  INCOME TAXES

        SFAS Statement No. 109, Accounting for Income Taxes, requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities. The Company has a net operating loss carryforward of approximately $34 million at December 31, 2002 available to offset future taxable income for federal income tax purposes. The carryforward will expire beginning in 2018. Utilization of a portion of the net operating loss carryforward may be limited pursuant to the provisions of Section 382 of the Internal Revenue Code, although further analysis will be required to determine the existence and amount of such limitation. Due to the uncertainty of the realization of the benefits of its favorable tax attributes in the future, the Company has established a valuation allowance against its deferred tax assets as of December 31, 2002 and 2001. Significant components of the Company's net deferred taxes at December 31 are as follows (in thousands):

	2002	2001
Deferred tax assets:
Net operating loss	$13,344	$10,134
Deferred revenues	4,114	4,859
Other	3,178	2,836

Total deferred tax assets	20,636	17,829
Valuation allowance	(20,636)	(17,829)

Net deferred taxes	$—	$—

        The Company did not record any tax benefit for any of the periods presented due to experiencing operating losses since inception.

        Income taxes presented in the statement of operations consist of current expense related to foreign operations.

11.  SEGMENT DISCLOSURES

        Revenues derived from non-North American customers accounted for approximately 19% in 2002, 22% in 2001, and 25% in 2000 of the Company's total revenues.

        The Company attributes its revenues to countries based on the country in which the end-user customer is located. No individual non-North American country accounted for 10% or more of total revenues in 2002, 2001 or 2000. Approximately 16% of the Company's assets are located in foreign countries, of which approximately 8% are located in France.

12.  CONTINGENCIES

        In June 1999 and September 1999, the Company received letters from a competitor in the call center market claiming that the Company's products utilize technologies pioneered and patented by that competitor. The Company's patent counsel has reviewed all of the patents listed in the letters. Based on the advice of the Company's patent counsel, the Company believes that its products do not infringe any of the patents listed in either letter. The Company has discussed its conclusion with the competitor and has also discussed possible licensing of certain technologies from the competitor. Although the company has not heard from this competitor since early 2001, the Company cannot assure you that this matter can be resolved amicably without litigation, or that it will ultimately be able to enter into a licensing arrangement on terms and conditions that would not have a material adverse effect on the Company's business, financial condition or results of operations.

        In June 2000 and October 2001, the Company received letters from a competitor in the outbound call center market claiming that the Company's products utilize technologies pioneered and patented by the competitor. Although the Company's patent counsel has not determined the validity of these patents, the Company has discussed the possible licensing or purchase of certain technologies from the competitor. The Company cannot assure you that these claims can be resolved amicably without litigation, or that it will be able to enter into licensing arrangements on terms and conditions that would not have a material adverse effect on the Company's business, financial condition or results of operations.

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

        In December 2002, the Company received a letter from one of its resellers requesting indemnification related to a request that it had received for indemnification from an end user that had received a letter from a third party indicating that the end user may be infringing patents held by the third party. To date, the Company's patent counsel has not determined the validity or the applicability of these patents as they relate to the Company's products or whether the reseller is entitled to indemnification. The Company cannot assure you that this claim for indemnification can be resolved favorably in a manner that would not have a material adverse effect on the Company's business, financial condition or results of operations.

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

        In November 2002, the Company received a notification from the French government as a result of a tax audit that had been conducted encompassing the years 1998, 1999, 2000 and 2001. This assessment claims various taxes are owed related to Value Added Tax ("VAT") and corporation taxes in addition to what has previously been paid and accrued. The assessment related to VAT is approximately 2.3 million Euros or $2.4 million and the assessment related to corporation taxes is approximately 300,000 Euros or $319,000. Based primarily on advice from the Company's tax counsel, the Company has assessed the possibility of the Company paying the assessment related to VAT as remote and the assessment related to corporation taxes as reasonably possible. The Company is appealing the assessment, but cannot assure you this matter will be resolved without litigation, that it will not take several years to resolve, or that the Company will not have to pay some or all of the assessment. Currently, the Company has accrued approximately $97,000 related to the tax assessment.

        From time to time, the Company is also involved in certain legal proceedings in the ordinary course of conducting our business. While the ultimate liability pursuant to these actions cannot currently be determined, the Company believes these legal proceedings will not have a material adverse effect on the Company's financial position.

13.  SPECIAL CHARGES

Year Ended December 31, 2001

        On July 6, 2001 the Company commenced a restructuring program to reduce expenses and improve efficiency due to macro-economic and capital spending issues affecting its industry. In addition to the charge related to restructuring, the Company also incurred a special charge related to the write-down of an impaired asset in 2001. The restructuring program was substantially completed by the end of the third quarter of fiscal 2001. As a result of the restructuring program and the impaired asset, the Company recorded special charges in the third quarter of 2001 totaling approximately $1,056,000 which were classified as operating expenses.

        Restructuring Program.    The restructuring program consisted of reducing approximately 10% percent of the Company's worldwide workforce and closing certain sales offices. The reduction in staff affected most business functions and geographic regions. The Company recorded a restructuring charge of approximately $456,000, most of which related to severance payments and fringe benefits.

        Impairment of Asset.    In the third quarter of 2001, due to the decline in business conditions, the Company wrote down its 19% equity investment in Interactive Portal, Inc. The Company recognized a special charge for this write-down in the amount of approximately $600,000. In October 2001, the remaining 81% ownership of the Interactive Portal was purchased as described in Note 5.

Year Ended December 31, 2002

        On April 4, 2002, the Company commenced a restructuring program to reduce expense and improve efficiency due to macro-economic and capital spending issues affecting our industry. The restructuring program was substantially completed by the end of the second quarter of 2002 and totaled approximately $649,000, which was classified as operating expenses. The restructuring program consisted of reducing approximately 10% of the Company's worldwide workforce. The reduction in staff affected most business functions and geographic regions. Nearly all of the $649,000 recorded as restructuring charges related to severance payments and fringe benefits.

        Beginning in November 2002, the Company commenced a small restructuring program to continue to reduce expenses and improve efficiency due to macro-economic and capital spending issues affecting the industry. The restructuring program consisted of reducing approximately 2% of the Company's worldwide workforce. The reduction in staff affected several departments and geographic regions. Nearly all of the $49,000 recorded as restructuring charges related to severance payments and fringe benefits.

        In addition, the Company incurred approximately $76,000 in legal fees in 2002 related to the potential restructuring of the resources in Europe, Middle East and Africa ("EMEA") region (See Note 14).

14.  SUBSEQUENT EVENT

        In February 2003, the Company announced its plan to downsize and reorganize resources in the EMEA region. Of the 20 positions located in France, six positions were transferred to other EMEA offices, four will remain in France, and 10 were eliminated. In addition to various charges relating to severance and fringe benefits, the Company anticipates special charges to be incurred related to the facilities which are currently being leased. As the Company expects the reorganization to be substantially completed by June 30, 2003, the majority of these charges will be recognized under SFAS 146 during the first half of 2003. The Company anticipates the charge to range from $1.0 million to approximately $1.6 million.

SELECTED QUARTERLY FINANCIAL DATA (unaudited)

(in thousands, except per share amounts)

	Year Ended December 31, 2002
	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	As reported	As restated	As reported	As restated	As reported	As restated
Revenues:
Software	$6,046	$7,592	$6,947	$7,704	$6,481	$6,753	$6,274
Services	4,361	4,361	4,416	4,416	5,147	5,147	5,559

Total revenues	10,407	11,953	11,363	12,120	11,628	11,900	11,833
Costs and expenses:
Costs of software	328	272	250	192	296	273	249
Costs of services	3,023	3,023	2,865	2,865	2,920	2,920	3,315
Sales and marketing	5,431	5,549	5,132	5,191	5,167	5,189	5,093
Research and development	3,906	3,906	3,712	3,712	3,739	3,739	3,785
General and administrative	1,497	1,497	1,381	1,381	1,369	1,369	1,359
Special Charge	—	—	682	682	—	—	92

Total costs and expenses	14,185	14,247	14,022	14,023	13,491	13,490	13,893

Operating loss	(3,778)	(2,294)	(2,659)	(1,903)	(1,863)	(1,590)	(2,060)
Interest income, net	129	129	104	104	86	86	93

Loss before income taxes	(3,649)	(2,165)	(2,555)	(1,799)	(1,777)	(1,504)	(1,967)
Income taxes	69	69	60	60	50	50	51

Net loss	$(3,718)	$(2,234)	$(2,615)	$(1,859)	$(1,827)	$(1,554)	$(2,018)

Net loss per share:
Basic and diluted	$(0.24)	$(0.15)	$(0.17)	$(0.12)	$(0.12)	$(0.10)	$(0.13)

Shares used to compute net loss per share:
Basic and diluted	15,337	15,337	15,398	15,398	15,453	15,453	15,500

	Year Ended December 31, 2001
	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	As reported	As restated	As reported	As restated	As reported	As restated	As reported	As restated
Revenues:
Software	$8,912	$6,160	$8,379	$6,999	$7,811	$9,667	$8,445	$8,495
Services	3,768	3,768	4,362	4,362	4,132	4,132	4,363	4,363

Total revenues	12,680	9,928	12,741	11,361	11,943	13,799	12,808	12,858
Costs and expenses:
Costs of software	149	142	154	127	246	215	445	475
Costs of services	3,560	3,560	3,720	3,720	3,170	3,170	2,980	2,980
Sales and marketing	5,434	5,217	5,867	5,758	5,426	5,566	5,440	5,446
Research and development	3,882	3,882	3,936	3,936	3,814	3,814	3,984	3,984
General and administrative	1,603	1,603	2,033	2,033	1,643	1,643	1,507	1,507
Special Charge	—	—	—	—	1,056	1,056	—	—

Total costs and expenses	14,628	14,404	15,710	15,574	15,355	15,464	14,356	14,392

Operating loss	(1,948)	(4,476)	(2,969)	(4,213)	(3,412)	(1,665)	(1,548)	(1,534)
Interest income, net	318	318	349	349	274	274	228	228

Loss before income taxes	(1,630)	(4,158)	(2,620)	(3,864)	(3,138)	(1,391)	(1,320)	(1,306)
Income taxes	60	60	81	81	95	95	35	35

Net loss	$(1,690)	$(4,218)	$(2,701)	$(3,945)	$(3,233)	$(1,486)	$(1,355)	$(1,341)

Net loss per share:
Basic and diluted	$(0.11)	$(0.28)	$(0.18)	$(0.26)	$(0.21)	$(0.10)	$(0.09)	$(0.09)

Shares used to compute net loss per share:
Basic and diluted	14,801	14,801	15,039	15,039	15,117	15,117	15,270	15,270
	Year Ended December 31, 2000
	1st Quarter	2nd Quarter	3rd Quarter		4th Quarter
			As reported	As restated	As reported	As restated
Revenues:
Software	$4,946	$6,279	$7,689	$2,066	$9,207	$3,493
Services	2,094	2,339	2,789	2,789	3,253	3,253

Total revenues	7,040	8,618	10,478	4,855	12,460	6,746
Costs and expenses:
Costs of software	63	134	159	159	184	184
Costs of services	1,926	2,290	2,781	2,781	3,121	3,121
Sales and marketing	3,522	4,340	4,672	4,227	4,952	4,507
Research and development	2,270	2,563	2,808	2,808	3,194	3,194
General and administrative	1,144	1,288	1,294	1,294	1,432	1,432

Total costs and expenses	8,925	10,615	11,714	11,269	12,883	12,438

Operating loss	(1,885)	(1,997)	(1,236)	(6,414)	(423)	(5,692)
Interest income, net	281	293	294	294	240	240

Loss before income taxes	(1,604)	(1,704)	(942)	(6,120)	(183)	(5,452)
Income taxes	37	43	54	54	46	46

Net loss	$(1,641)	$(1,747)	$(996)	$(6,174)	$(229)	$(5,498)

Net loss per share:
Basic and diluted	$(0.12)	$(0.12)	$(0.07)	$(0.43)	$(0.02)	$(0.38)

Shares used to compute net loss per share:
Basic and diluted	13,932	14,155	14,270	14,270	14,324	14,324

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None

PART III

Item 10. Directors and Executive Officers of the Registrant.

        Information with respect to Directors set forth under the caption "Election of Directors" and information with respect to any delinquent filers set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2003, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2002, are incorporated herein by reference.

        Information with respect to Executive Officers is set forth under the caption "Executive Officers of the Registrant" at the end of Part I of this report.

Item 11. Executive Compensation.

        Information with respect to remuneration of the Company's officers and Directors set forth under the caption "Executive Compensation" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2003, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2002, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information set forth under the captions "Principal Shareholders" and "Security Ownership of Management" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2003, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2002, are incorporated herein by reference.

        Securities authorized for issuance under the Company's equity compensation plans are as follows:

			C
			Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
	A	B
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstainding options, warrants and rights
Equity compensation plans approved by secutiry holders(1)	3,179,874	$8.41	1,781,148	(2)
Equity compensation plans not appoved by security holders(3)	67,500	3.00	—

Total	3,247,374	$8.59	1,781,148	(2)

(1)
Includes the Company's 1995 Incentive Stock Option Plan, 1995 Nonstatutory Stock Option Incentive Plan, 1999 Stock Option and Incentive Plan, Outside Directors Stock Option Plan and Employee Stock Purchase Plan.

(2)
Includes 1,373,294 shares available for issuance as incentive stock options, nonqualified stock options or restricted stock under the Company's 1999 Stock Option and Incentive Plan. Also includes 282,854 shares available for purchase under the Company's Employee Stock Purchase Plan. The remaining shares indicated are available for issuance as options under the Company's Outside Directors Stock Option Plan.

(3)
Consists of an option to purchase 67,500 shares of the Company's common stock granted to Donald E. Brown, M.D. (the Company's Chairman of the Board, President, Chief Executive Officer and majority shareholder) on September 22, 1998. The Company's board of directors granted this option in consideration for guarantees by Dr. Brown of some of the Company's commercial lines of credit and equipment leases at that time. The exercise price for this option is $3.00, the deemed fair market value of the common stock on the date of grant, based upon a determination by the board of directors. The option was immediately exercisable in full as of the date of grant and can be exercised any time within 10 years from the date of grant.

Item 13. Certain Relationships and Related Transactions.

        Information set forth under the caption "Certain Transactions" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2003, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2002, is incorporated herein by reference.

Item 14. Controls and Procedures

        We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Within the 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.

        There have been no significant changes in our internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

1.
Consolidated Financial Statements

  The following information appears in Item 8 of Part II of this Report:

  •
  Report of Independent Auditors
  •
  Consolidated Balance Sheets as of December 31, 2002 and 2001
  •
  Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000
  •
  Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2002, 2001, and 2000
  •
  Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000
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

3.
Reports on Form 8-K

  No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2002.

4.
Exhibits

  Documents listed below are being filed as exhibits herewith. Documents identified by parenthetical numbers are being incorporated herein by reference and, pursuant to Rule 12b-32 of the General Rules and Regulations promulgated by the Commission under the Securities Exchange Act of 1934, reference is made to such documents as previously filed as exhibits with the Commission.

Exhibit Number	Document
3.1	(1)	Restated Articles of Incorporation of the Company
3.2	(1)	By-Laws of the Company, as amended to date
10.1	(1)	*1995 Incentive Stock Option Plan, as amended
10.2	(1)	*1995 Nonstatutory Stock Option Incentive Plan
10.3	(3)	*1999 Stock Option and Incentive Plan, as amended February 22, 2000
10.4	(1)	*Outside Directors Stock Option Plan, as amended
10.6	(1)	Strategic Relationship Agreement between the Company and Dialogic Corporation
10.7	(1)	Support Services Agreement between the Company and Dialogic Corporation
10.8	(1)	*(i) Consulting and Employment Agreement between the Company and John R. Gibbs, dated January 2, 1995
	(1)	*(ii) Amendment A, dated May 14, 1999, to Consulting and Employment Agreement between the Company and John R. Gibbs, dated January 2, 1995
10.10	(1)	*Employment Agreement between the Company and Keith A. Midkiff, dated February 10, 1997

10.12	(1)	*(i) Employment Agreement between the Company and Jeremiah J. Fleming, dated as of March 1, 1997
	(1)	*(ii) Amendment A, dated May 14, 1999, to Employment Agreement between the Company and Jeremiah J. Fleming, dated as of March 1, 1997
	(10)	*(iii) Letter of Assignment between the Company and Jeremiah J. Fleming, dated as of April 1, 2001
10.14	(1)	*Stock Option Agreement between the Company and Donald E. Brown, M.D., dated September 22, 1998
10.15	(11)	*Employment Agreement between the Company and David N. Hudson, dated January 20, 2002.
10.16	(11)
		(i) Office Lease, dated April 1, 2001, between the Company and Duke-Weeks Realty Limited Partnership (Exhibits thereto will be furnished supplementally to the Securities and Exchange Commission upon request.)
	(11)
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
	(10)	(ii) Modification and/or Extension Agreement, dated April 30, 2001, between the Company and KeyBank
	(12)	(iii) Modification and/or Extension Agreement, dated April 29, 2002, between the Company and KeyBank
10.18	(1)	Consolidated Subordinated Promissory Note made by the Company in favor of Donald E. Brown, M.D., dated May 1, 1999
10.19	(1)	(i) Office Lease, dated September 16, 1998, between the Company and College Park Plaza Associates, Inc.
	(4)	(ii) Lease Modification Agreement, dated December 8, 1999, between the Company and College Park Plaza Associates, Inc.
10.23	(1)	Form of Indemnity Agreement between the Company and each of its directors and executive officers
10.26	(5)	Subscription Agreement, dated as of January 12, 2000, between the Company and Interactive Portal, Inc.
10.27	(5)	*Form of Amendment to Employment Agreement, dated March 15, 2000, between the Company and each of Messrs. John R. Gibbs, Keith A. Midkiff and Jeremiah J. Fleming.
10.28	(6)	*Interactive Intelligence, Inc. Employee Stock Purchase Plan
10.29	(7)	*Interactive Intelligence, Inc. 401(k) Savings Plan
10.30	(8)	(i) Subscription Agreement, dated as of November 15, 2000, between the Company and Interactive Portal, Inc.
	(9)	(ii) Amendment to Subscription Agreement, dated as of May 2, 2001, between the Company and Interactive Portal Inc.

10.31	(11)
		Stock Purchase Agreement dated as of October 1, 2001 by and among the Company and Donald E. Brown, M.D. and Robert A. Compton (Exhibits thereto will be furnished supplementally to the Securities and Exchange commission upon request.)
10.32	(11)	Royalty Agreement dated as of October 1, 2001 by and among the Company and Donald E. Brown, M.D.
10.33	(11)	Royalty Agreement dated as of October 1, 2001 by and among the Company and Robert A. Compton
10.34	(12)	*Termination Letter Agreement between the Company and Michael E. Ford, dated April 17, 2002.
21		Subsidiaries of the Company
23		Consent of Ernst & Young LLP
99.1		Certification pursuant to 18 U.S.C. Section 1350 Donald E. Brown, CEO
99.2		Certification pursuant to 18 U.S.C. Section 1350, Keith A. Midkiff, CFO

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
(11)
The copy of this exhibit filed as the same exhibit number to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 is incorporated herein by reference.
(12)
The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 is incorporated herein by reference

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Interactive Intelligence, Inc. (Registrant)
Date: March 31, 2003	By	/s/ KEITH A. MIDKIFF Keith A. Midkiff Chief Financial Officer, Secretary, and Treasurer (Principal Financial Officer and Principal Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

/s/ DONALD E. BROWN, M.D. Donald E. Brown, M.D.	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2003
/s/ JOHN R. GIBBS John R. Gibbs	Executive Vice President of Corporate Development and Director	March 31, 2003
/s/ KEITH A. MIDKIFF Keith A. Midkiff	Chief Financial Officer, Secretary, and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2003
/s/ ROBERT A. COMPTON Robert A. Compton	Director	March 31, 2003
/s/ SAMUEL F. HULBERT, PH.D Samuel F. Hulbert, Ph.D	Director	March 31, 2003
/s/ WILLIAM E. MCWHIRTER William E. McWhirter	Director	March 31, 2003
/s/ RANDALL L. TOBIAS Randall L. Tobias	Director	March 31, 2003

CERTIFICATIONS

I, Donald E. Brown, M.D., certify that:

1.
I have reviewed this annual report on Form 10-K of Interactive Intelligence, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ DONALD E. BROWN Donald E. Brown, M.D. President and Chief Executive Officer

CERTIFICATION

I, Keith A. Midkiff, certify that:

1.
I have reviewed this annual report on Form 10-K of Interactive Intelligence, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ KEITH A. MIDKIFF Keith A. Midkiff Chief Financial Officer and Treasurer

Schedule II—Valuation and Qualifying Accounts
Interactive Intelligence, Inc. and Subsidiaries

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts— Describe	Deductions— Describe		Balance at End of Period
Year ended December 31, 2000
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$437,000	$383,000	$—	$189,000	(1)	$631,000
Year ended December 31, 2001
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	631,000	744,000	—	698,000	(1)	677,000
Year ended December 31, 2002
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	677,000	325,000	—	331,000	(1)	671,000

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
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES
CERTIFICATIONS
CERTIFICATION
Schedule II—Valuation and Qualifying Accounts Interactive Intelligence, Inc. and Subsidiaries