Form 10-Q
period 2003-03-31
INTERACTIVE INTELLIGENCE INC
filed 2003-05-14
CIK 1083318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes☐ No ☒

The number of shares of common stock outstanding on April 30, 2003 was 15,598,947.

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements and Footnotes.

Interactive Intelligence, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,694	$5,913
Short-term investments	3,876	9,331
Accounts receivable, net of allowance for doubtful accounts of $402 in 2003 and $671 in 2002	10,876	9,047
Prepaid expenses	2,002	2,170
Other current assets	96	73
Total current assets	29,544	26,534

Property and equipment, net	7,490	7,586

Other assets, net	1,042	1,046
Total assets	$38,076	$35,166

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$3,334	$3,203
Accrued compensation and related expenses	1,284	995
Deferred software revenues	11,685	12,102
Deferred services revenues	12,327	9,882
Total current liabilities	28,630	26,182

Shareholders’ equity:
Preferred stock, no par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 authorized; 15,565,920 issued and outstanding at March 31, 2003, 15,524,369 issued and outstanding at December 31, 2002	156	155
Additional paid-in capital	64,254	64,140
Accumulated other comprehensive income	209	162
Accumulated deficit	(55,173)	(55,473)
Total shareholders’ equity	9,446	8,984
Total liabilities and shareholders’ equity	$38,076	$35,166

See accompanying notes.

Interactive Intelligence, Inc.

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share amounts)

	Three months ended March 31,
	2003	2002

Revenues:
Software	$8,621	$7,592
Services	5,763	4,361
Total revenues	14,384	11,953

Costs and expenses:
Costs of software	292	272
Costs of services	3,186	3,023
Sales and marketing	5,207	5,549
Research and development	3,495	3,906
General and administrative	1,456	1,497
Restructuring charges	448	—
Total costs and expenses	14,084	14,247
Operating income (loss)	300	(2,294)

Interest income, net	53	129
Income (loss) before income taxes	353	(2,165)

Income taxes	53	69

Net income (loss)	$300	$(2,234)

Net income (loss) per share:
Basic	$0.02	$(0.15)
Diluted	$0.02	$(0.15)

Shares used to compute net income (loss) per share:
Basic	15,565	15,337
Diluted	15,947	15,337

See accompanying notes.

Interactive Intelligence, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended March 31,
	2003	2002
Operating activities
Net income (loss)	$300	$(2,234)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	1,278	1,248
Amortization of deferred stock-based compensation	24	23
Changes in operating assets and liabilities:
Accounts receivable	(1,829)	(685)
Prepaid expenses	168	38
Other current assets	(23)	27
Accounts payable and accrued liabilities	131	(371)
Accrued compensation and related expenses	289	(17)
Deferred software revenues	(417)	(1,546)
Deferred services revenues	2,445	337
Net cash provided (used) by operating activities	2,366	(3,180)

Investing activities
Purchases of property and equipment, net	(1,182)	(804)
Purchases of available-for-sale investments	—	(13,613)
Sales of available-for-sale investments	5,502	5,373
Change in other assets	4	(28)
Net cash provided (used) by investing activities	4,324	(9,072)

Financing activities
Proceeds from issuances of common stock	91	129
Proceeds from stock options exercised	—	38
Net cash provided by financing activities	91	167
Net increase (decrease) in cash and cash equivalents	6,781	(12,085)

Cash and cash equivalents, beginning of period	5,913	14,503
Cash and cash equivalents, end of period	$12,694	$2,418

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

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2002, included in the Company’s Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 31, 2003.  Our results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

2.                 Net Income (Loss) Per Common Share

Basic net income (loss) per share is calculated based on the weighted-average number of outstanding common shares.  Diluted net income (loss) per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares.  Potential common shares are composed of shares of common stock of the Company issuable on the exercise of stock options.  When potential common shares are dilutive, the treasury stock method is used to compute the common equivalent shares.  Under the treasury stock method, the assumed proceeds from the exercise of stock options are applied solely to the repurchase of common stock.

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002

Net income (loss) (A)	$300	$(2,234)

Weighted average outstanding shares of common stock (B)	15,565	15,337
Dilutive effect of options to purchase common stock	382	—
Common stock and common stock equivalent shares (C)	15,947	15,337

Net income (loss) per share:
Basic (A/B)	$0.02	$(0.15)

Diluted (A/C)	$0.02	$(0.15)

  The company’s calculation of diluted net income per share for the three months ended March 31, 2003 excludes 2,374,477 options to purchase common stock with an exercise price ranging from $3.06 to $50.50 as the effect was anitdilutive. For the three months ended March 31, 2002, the Company’s calculation of diluted net loss per share excludes all potential common shares as the effect would be antidilutive.  Options to purchase 3,305,794 shares of common stock with exercise prices of $0.13 to $50.50 per share were outstanding as of March 31, 2002.

3.                 Shareholders’ Equity

The Company accounts for its stock option plans in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and uses the intrinsic value method consistent with the existing rules established by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  The majority of options granted to employees under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The table included below illustrates the effect on the net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

(in thousands except per share amounts):

	Three Months Ended March 31,
	2003	2002
Net income (loss), as reported	$300	$(2,234)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,389)	(1,467)

Pro forma net loss	$(1,089)	$(3,701)

Income (loss) per share:
Basic - as reported	$0.02	$(0.15)
Diluted - as reported	$0.02	$(0.15)

Basic - pro forma	$(0.07)	$(0.24)
Diluted - pro forma	$(0.07)	$(0.24)

4.                 Concentration of Credit Risk

One customer  represented approximately 16% of total revenues and 29% of accounts receivable for the three months ended March 31, 2003.

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

In June 2000 and October 2001, the Company received letters from a competitor in the outbound call center market claiming that the Company’s products utilize technologies pioneered and patented by the competitor.  Although the Company’s patent counsel has not determined the validity of these patents, the Company has discussed the possible licensing of certain technologies from the competitor.  Ownership of the technology has changed once since the original letters, and the technology and related business unit are being marketed for sale by their current owner, who has filed for bankruptcy protection.  The Company cannot assure you that these claims can be resolved amicably without litigation, or that it will be able to enter into licensing arrangements on terms and conditions that would not have a material adverse effect on the Company’s business, financial condition or results of operations.

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

In December 2002, the Company received a letter from one of its resellers requesting indemnification related to a request that it had received for indemnification from an end user that had received a letter from a third party indicating that the end user may be infringing patents held by the third party.  To date, the Company’s patent counsel has not determined the validity or the applicability of these patents as they relate to the Company’s products or whether the reseller is entitled to indemnification.  The Company cannot assure you that this claim for indemnification can be resolved favorably in a manner that would not have a material adverse effect on the Company’s business, financial condition or results of operations.

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

In November 2002, the Company received a notification from the French government as a result of a tax audit that had been conducted encompassing the years 1998, 1999, 2000 and 2001.  This assessment claims various taxes are owed related to Value Added Tax (“VAT”) and corporation taxes in addition to what has previously been paid and accrued.  The assessment related to VAT is approximately 2.3 million Euros or approximately $2.5 million as of March 31, 2003 and the assessment related to corporation taxes is approximately 300,000 Euros or approximately $330,000 as of March 31, 2003.  Based primarily on advice from the Company’s tax counsel, the Company currently believes the possibility of the Company paying the assessment related to VAT to be remote and the assessment related to corporation taxes to be reasonably possible.  The Company is appealing the assessment, but cannot assure you this matter will be resolved without litigation, that it will not take several years to resolve, or that the Company will not have to pay some or all of the assessment.  Currently, the Company has accrued approximately $97,000 related to the tax assessment.

From time to time, the Company is also involved in certain legal proceedings in the ordinary course of conducting our business. While the ultimate liability pursuant to these actions cannot currently be determined, the Company believes these legal proceedings will not have a material adverse effect on the Company’s financial position.

6.              Restructuring and Other Charges

In February 2003, the Company announced its plan to downsize and reorganize resources in the Europe, Middle East, and Africa (“EMEA”) region.  Of the 20 positions located in France, six positions were transferred to other EMEA offices, four will remain in France, and 10 were eliminated.  The reorganization affected all departments in EMEA.  For the three months ended March 31, 2003, a total of $448,000 was recognized in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”) as restructuring charges.  Of the total amount, approximately $333,000 was related to severance and the remaining amount was related to professional fees.

The Company anticipates additional restructuring charges to be incurred in the second quarter as the reorganization is expected to be substantially completed by June 30, 2003.  The restructuring charges will be related to additional severance , professional fees and to the facilities which are currently being leased.  The Company anticipates the charge in the second quarter related to the EMEA reorganization to range from $900,000 to approximately $1.2 million.

Additional charges will be incurred in the second quarter 2003 related to unused leased facilities in the North American region up to approximately $1.7 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Certain statements in this Form 10-Q contain “forward-looking” information (as defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can be identified by their use of such verbs as “expects,” “anticipates,” and “believes” or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, the “Factors Affecting Operating Results” described herein and the Risk Factors described in our Securities and Exchange Commission filings, including the Form 10-K filing for the year ended December 31, 2002.

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

We believe our investments in research and development and in marketing, services and sales operations will continue to be critical to any revenue growth we achieve. However, these investments have also significantly increased our operating costs and expenses, contributing to the net losses and operating losses that we have incurred in all but our last fiscal quarter since our formation. In addition, we are likely to continue to experience losses and negative cash flows from operations in future quarters. We cannot assure you when or if we will achieve profitability again or, if achieved, that we will be able to sustain profitability. Our operating results have varied significantly from quarter to quarter and may continue to do so in the future. As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, and you should not rely on them as an indication of our future performance.

As of March 31, 2003 we incurred approximately $448,000 in restructuring charges related to the restructuring of our EMEA organization which was announced in February 2003.  These charges related primarily to severance and professional services.

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

Under our perpetual license agreements, we also recognize annual maintenance fees as services revenues ratably over the post-contract maintenance period, which is typically twelve months. Our end-user customers may renew their maintenance term for an additional one-year period by paying an additional maintenance fee. We recognize these additional maintenance fees as services revenues ratably over the term of the renewal period, which is also generally twelve months. Payment of the annual maintenance fee entitles the customer to ongoing maintenance (post-contract technical support and unspecified product upgrades).

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

Allowance for Doubtful Accounts for Accounts Receivable

We record our allowance for doubtful accounts for each reporting period based on a detailed analysis of our accounts receivable at the end of that period. In estimating the allowance for doubtful accounts, we primarily consider the age of the customer’s accounts receivable and also consider the creditworthiness of the customer, the economic conditions of the customer’s industry, and general economic conditions, among other factors. Should any of these factors change, the estimates made by us will also change, which could impact the level of our future allowance for doubtful accounts. Specifically, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, increases to allowances for doubtful accounts may be required.

Historical Results of Operations

The following table presents certain financial data, derived from our unaudited statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for the full year or for any future period.

	Three months ended March 31,
	2003	2002
Revenues:
Software	60%	64%
Services	40	36
Total revenues	100	100

Costs and expenses:
Costs of software	2	2
Costs of services	22	25
Sales and marketing	36	46
Research and development	24	33
General and administrative	10	13
Restructuring charges	3	—
Total costs and expenses	97	119

Operating income (loss)	3	(19)
Interest income, net	0	1
Income (loss) before income taxes	3	(18)
Income taxes	0	1
Net income (loss)	3%	(19)%

Revenues

Our total revenues increased 20% from $12.0 million for the three months ended March 31, 2002 to $14.4 million for the three months ended March 31, 2003. Non-North American revenues decreased slightly from $2.3 million for the three months ended March 31, 2002 to $2.1 million for the three months ended March 31, 2003. Our revenues are derived from software license fees and charges for services, including annual license fees and ongoing maintenance fees, education services, and professional services. The increase in total revenues resulted from higher software revenues, including a perpetual license agreement with one customer which comprised approximately 16% of total revenues, and higher services revenues mainly related to annual license and ongoing maintenance fees from our growing customer base.

Software.  Our software revenues increased 14% from $7.6 million for the three months ended March 31, 2002, to $8.6 million for the three months ended March 31, 2003. The increase in software revenues included a perpetual license agreement with one customer, which accounted for 27% of software revenues.  Because this license agreement was perpetual and met all revenue recognition criteria, all software revenue related to this license agreement was recognized immediately.

While we experienced growth of our software revenues for the three months ended March 31, 2003, we continue to expect the remainder of 2003 to be a challenging sales environment for capital investments.  Factors that could impact our software revenues and deferred software revenues in 2003 compared to 2002 include whether we can increase the amount of our enterprise product licenses (e.g., Communité™ and Enterprise Interaction Center®), the license mix of perpetual compared to annually renewable licenses, and seasonality, which is typically weighted toward the end of a calendar year.

Services.  Services revenues increased 32% from $4.4 million for the three months ended March 31, 2002, to $5.8 million for the three months ended March 31, 2003. The increase in services revenues was primarily due to an increase in annual license fees and ongoing maintenance fees, both of which are related to our growing installed base of end-user customers.  To a lesser extent, we also saw growth in revenues from professional services.  As we add more customers and focus on servicing our existing customer base, we believe our services revenues will continue to grow.

Cost and Expenses

Our total costs and expenses decreased 1% from $14.2 million for the three months ended March 31, 2002 to $14.1 million for the three months ended March 31, 2003. The decrease in amount was primarily due to the results following the implementation of our restructuring plans to reduce expenses beginning in April 2002 and February 2003, as well as increased operating efficiencies, offset by higher variable costs primarily related to higher software revenues.

Costs of Software.  Costs of software consist primarily of product royalties paid to third-parties for the use of their technologies in our products and, to a lesser extent, software packaging costs, which include product media, duplication and documentation. Costs of software increased from $272,000 for the three months ended March 31, 2002 to $292,000 for the three months ended March 31, 2003. This represents approximately 4% of software revenues for the three months ended March 31, 2002 and 3% for the three months ended March 31, 2003. The slight dollar increase was primarily attributable to the increase in software revenues.  We currently expect product royalties to continue to increase as we release additional products, release additional versions of our existing products, and integrate additional third-party software functions and features into our product offerings.

Costs of Services.  Costs of services consist primarily of compensation expenses for technical support, education, and professional services personnel and other costs associated with supporting our resellers and end-user customers. Costs of services increased from $3.0 million for the three months ended March 31, 2002, to $3.2 million for the three months ended March 31, 2003. As a percentage of services revenues, cost of services represented 69% and 55% for the three months ended March 31, 2002 and 2003, respectively.  The dollar increase is a result of increased services revenues and the need to continue to support the growing customer base.  The decrease of cost of services as a percent of services sales is related to continued operating efficiencies being realized by our support, education, and professional services resources as our customer base grows.  While we anticipate that costs of services will increase as we add more customers and service our existing customer base, we also currently believe there is a continued opportunity for costs of services to continue to slightly decline as a percentage of services revenues.

Sales and Marketing.  Sales and marketing expenses primarily consist of compensation expenses (including sales commissions), travel expenses, trade shows, telemarketing campaigns, public relations and other promotional expenses.  Sales and marketing expenses decreased from $5.5 million for the three months ended March 31, 2002 to $5.2 million for the three months ended March 31, 2003.  The decrease was primarily the result of reduced compensation and discretionary marketing expenditures following the implementation of our 2002 restructuring plans, somewhat offset by higher variable compensation expenses associated with higher software revenues.  We continue to expect sales and marketing expense to be essentially flat in 2003 from 2002, although we will add sales and marketing personnel and increase sales and marketing efforts if performance dictates and/or attractive opportunities present themselves in the remainder of 2003.

Research and Development.  Research and development expenses consist primarily of compensation expenses for our developers and, to a lesser extent, and third party efforts to develop new products and enhance existing products, including adapting our products for specific non-English languages and allowing our products to effectively run with alternative hardware configurations.  Research and development expenses decreased from $3.9 million for the three months ended March 31, 2002 to $3.5 million for the three months ended March 31, 2003.  The decrease is a result of the implementation of our 2002  and 2003 restructuring plans.  Currently, all costs related to research and development of our products are charged to research and development expense as incurred.

General and Administrative.  General and administrative expenses consist primarily of compensation for our administrative, financial, and information technology personnel, and a number of non-allocable costs, including bad debt, legal and other professional service fees. General and administrative expenses remained constant at $1.5 million for the three months ended March 31, 2002 and March 31, 2003.  We continue to believe our general and administrative expenses will be slightly higher in the remainder of 2003 over 2002 due to increased costs from our new headquarters building.

Restructuring Charges. For the three months ended March 31, 2003, we incurred $448,000 in restructuring charges related to our resource reorganization in the EMEA region.  In February 2003, the Company announced its plan to downsize and reorganize resources in the EMEA region.  Of the 20 positions located in France, six positions were transferred to other EMEA offices, four positions remained in France, and 10 positions were eliminated.  The reorganization affected all departments in EMEA.  Of the total restructuring charges recognized, approximately $333,000 was related to severance and the remaining amount was related to professional fees.  The Company anticipates additional restructuring charges related to the EMEA region reorganization to be incurred in the second quarter of 2003, as we expect to be substantially complete with the reorganization by June 30, 2003.  The restructuring charges are expected to range from $900,000 to $1.2 million and will be related to additional severance, related professional fees and to the facilities which are currently being leased.

Additional other charges will be incurred in the second quarter 2003 related to unused leased facilities in the North American region as further discussed below in Liquidity and Capital Resources.

Interest income, net

Interest income, net decreased from $129,000 for the three months ended March 31, 2002 to $53,000 for the three months ended March 31, 2003.  This decrease resulted from the substantial decrease in interest rates and less invested cash.

Income taxes

For U.S. corporate income tax purposes, we did not recognize a tax benefit related to U.S. federal or state income taxes during the three months ended March 31, 2002 or March 31, 2003 because of the uncertainty of eventually realizing the benefits of our operating losses. However, we did recognize a tax expense related to our international operations of $69,000 for the three months ended March 31, 2002, and $53,000 for the three months ended March 31, 2003.

As described in Note 5 of our Notes to the Condensed Consolidated Financial Statements, we have received a notification from the French government as a result of a tax audit that had been conducted encompassing the years 1998, 1999, 2000, and 2001.  The total assessment is approximately 2.6 million Euros or approximately $2.7 million.  We are appealing the assessment, but cannot assure you that this matter will be resolved without litigation, that it will not take several years to resolve or that we will not have to pay some or all of the assessment.

Liquidity and Capital Resources

As of March 31, 2003, we had cash and cash equivalents of $12.7 million, $3.9 million in short term investments and a working capital balance of $914,000.

As of March 31, 2003, we had one customer that represented 29% of our total accounts receivable balance.  The payment terms related to this transaction are one-third due by April 30, 2003, one-third due by May 30, 2003 and one-third due by June 30, 2003.  We have received the first installment timely.

Our operating activities resulted in a net cash inflow of $2.4 million for the three month period ended March 31, 2003, and a net cash outflow of $3.2 million for the three month period ended March 31, 2002. The net operating cash inflow for the first three months of 2003 was primarily the result of our net income, non-cash depreciation amount, and an increase in deferred services revenue, partially offset by an increase in accounts receivable.  The net operating cash outflow for the first three months of 2002 was primarily the result of our operating loss, a decrease in deferred software revenues, and an increase in accounts receivable, partially offset by the non-cash depreciation amount.

Our investing activities have consisted primarily of capital expenditures for property and equipment and purchases and sales of investments. Our activities resulted in a $4.3 million inflow for the three month period ended March 31, 2003 and a $9.1 million outflow for the three month period ended March 31, 2002. The inflow for the first three months of 2003 was attributed to the net sale of available-for-sale investments, partially offset by capital expenditures for property and equipment. The net outflow for the first three months of 2002 was attributable to net purchases of available-for-sale investments and capital expenditures for property and equipment.  At March 31, 2003, other than approximately $440,000 in primarily leasehold improvements related to the completion of our new corporate headquarters building, we did not have any material commitments for future capital expenditures.

In April 2001, we entered into a non-cancelable lease agreement for a new, approximately 120,000 square foot corporate headquarters building that we moved into in April 2003.  Over the life of the lease, 15 years, we are committed to expend approximately $35.1 million in rent payments.

As of April 2003, we had approximately 78,000 square feet of unused office facilities related to our prior headquarters and associated facilities which we continue to market for sublease.  As the overall sublease market is difficult and we have less than one year left on the substantial majority of these leases, we believe it is not probable that our sublease efforts will be successful.  The remaining rent obligation on the unused space is approximately $1.5 million as of April 2003, and there are approximately $220,000 of leasehold improvements related to this unused space which will no longer be useful.  We expect to incur a charge related to both the unused facilities and unused leasehold improvements in the second quarter of 2003 up to $1.7 million.

For the three months period ended March 31, 2003 we generated $91,000 from financing activities attributed to the issuance of common stock.  For the three months ended March 31, 2002 we generated $167,000 related to the issuance of common stock and stock option exercises.

We believe that our existing cash and cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. After that time, we may require additional funds to support our working capital requirements or for other corporate purposes, and we may seek to raise additional funds through public or private equity or debt financings or from other sources. We cannot assure you that additional financing will be available at all or that, if available, it will be on terms favorable to us or that any additional financing will not dilute your ownership interest in the Company.

Factors that may affect our future operating results are set forth below:

THE OVERALL ECONOMIC CLIMATE CONTINUES TO BE WEAK

Our products typically represent substantial capital commitments by customers, involving a potentially long sales cycle. As a result, customer purchase decisions may be significantly affected by a variety of factors, including general economic trends in the allocation of capital spending budgets for communication software, services and systems, lengthened sales cycles, customer approval processes, and market conditions, which have resulted in many of our customers delaying and/or reducing their capital spending related to information systems. If the economy continues to be weak, demand for our products could decrease, resulting in lower revenues.

WE HAVE HISTORICALLY INCURRED LOSSES AND WE MAY NOT SUSTAIN PROFITABILITY

Since inception, the first quarter of 2003 is the only quarter we have been profitable. We incurred net losses of $7.7 million, $11.0 million, and $15.1 million in 2002, 2001, and 2000, respectively. At March 31, 2003, we had accumulated net losses since inception of $55.2 million. We intend to continue to make significant investments in our research and development, marketing, services and sales operations. We anticipate that these expenses could significantly precede any revenues generated by the increased spending. As a result, we are likely to continue to experience losses and negative cash flow from operations in future quarters.

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

Because we do not know if or when our potential end-user customers will place orders and finalize licenses, and it is difficult to predict the mix of annually renewable licenses and perpetual licenses in a quarter, we cannot accurately forecast our licensing activity, our revenues and our operating results for future quarters. We recognize revenues from different licenses over different periods on satisfaction of the requirements of AICPA Statement of Position 97-2, Statement of Position 97-2, and all related AICPA Technical Practice Aids (5100.38 - 5100.76). As a result, our quarterly revenues and operating results depend on many factors, including the type of license, and the size, quantity and timing of orders received for our products during each quarter. If a large number of orders or several large orders do not occur or are deferred or delayed, our revenues in a quarter could be substantially reduced. This risk is heightened by the significant investment and executive level decision-making typically involved in our end-user customers’ decisions to license our products. Since a large portion of our operating expenses, including rent and salaries, is fixed and difficult to reduce or modify, our business, financial condition or results of operations could be materially adversely affected if revenues do not meet our expectations.

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

OUR SERVICES REVENUES ARE DEPENDENT ON OUR INSTALLED BASE OF CUSTOMERS

We have depended and will continue to depend on our installed customer base for additional future revenues from services, including annual license fees and ongoing maintenance fees. There can be no assurance that current installed customers will renew their licenses or pay ongoing maintenance fees in future periods. As a consequence, our operating results, cash flows and liquidity would likely be adversely affected. Our failure to obtain new customers or additional orders form existing customers could also materially affect our operating results.

ANY DECREASE IN OUR LICENSING ACTIVITY IS LIKELY TO RESULT IN REDUCED SERVICES REVENUES IN FUTURE PERIODS

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

We regard our software products as proprietary. In an effort to protect our proprietary rights, we rely primarily on a combination of copyright, trademark and trade secret laws, as well as licensing and other agreements with consultants, suppliers, strategic and OEM partners, resellers and end-user customers, and employee and third-party non-disclosure agreements. These laws and agreements provide only limited protection of our proprietary rights. In addition, we have not signed agreements containing these types of protective provisions in every case, and the contractual provisions that are in place and the protection they provide vary and may not provide us with adequate protection in all circumstances. We currently hold three patents and have filed numerous other patent applications relating to technology embodied in our software products. We hold 12 U.S. trademark registrations and 12 foreign trademark registrations, and have numerous other trademark applications pending worldwide, as well as having common law rights in other trademarks and service marks. We hold one registered copyright. Because our means of protecting our proprietary rights may not be adequate, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization. A third party could also develop similar technology independently. In addition, the laws of some countries in which we sell our products do not protect our software and intellectual property rights to the same extent as the laws of the United States. Unauthorized copying, use or reverse engineering of our products could materially adversely affect our business, results of operations or financial condition.

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

In June 2000 and October 2001, we received letters from a competitor in the outbound call center market claiming that our products utilize technologies pioneered and patented by the competitor. Although our patent counsel has not determined the validity of these patents, the Company has discussed the possible licensing of certain technologies from the competitor.  Ownership of the technology has changed once since the original letters, and the technology and related business unit are being marketed for sale by their current owner, who has filed for bankruptcy protection.  We cannot assure you that these claims can be resolved amicably without litigation, or that we will be able to enter into licensing arrangements on terms and conditions that would not have a material adverse effect on our business, financial condition or results of operations.

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

In December 2002, the Company received a letter from one of its resellers requesting indemnification related to a request that it had received for indemnification from an end user that had received a letter from a third party indicating that the end user may be infringing patents held by the third party. To date, the Company’s patent counsel has not determined the validity or the applicability of these patents as they relate to the Company’s products or whether the reseller is entitled to indemnification. The Company cannot assure you that this claim for indemnification can be resolved favorably in a manner that would not have a material adverse effect on the Company’s business, financial condition or results of operations.

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

In connection with our effort to streamline operations, reduce costs and rationalize our staffing and structure, we had reductions in both 2001 and 2002 of our worldwide workforce of approximately 10% -12% each year. There were and may continue to be substantial costs associated with the workforce reductions related to severance and other employee-related costs, and our restructuring plans may still yield unanticipated consequences, such as attrition beyond our implemented reduction in workforce. As a result, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. The reduction in workforce may reduce employee morale and may create concern among existing employees about job security, which may lead to increased turnover. These reductions in headcount may still subject us to the risk of litigation. In addition, recent trading levels of our common stock have decreased the value of the stock options granted to employees pursuant to our stock option plans. As a result of these factors, our remaining personnel may seek employment with larger, more established companies or companies they perceive as having less volatile stock prices.

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

WE ARE SUBECT TO THE RISK OF TERRORISM, INCLUDING THE RESULTING POSSIBLE DISRUPTIONS IN BUSINESS ACTIVITIES AND LOSS OF BUSINESS

Our business can be affected by the disruptions caused by terrorist activities. Terrorist acts can create disruptions in our ordinary business activities, including, but not limited to communications, business travel, and the availability of key personnel and physical assets. Additionally, terrorist acts may cause uncertainty about business continuity and the effectiveness of our disaster recovery plans and the disaster recovery plans of our suppliers and resellers, and may adversely affect the confidence and behavior of our customers, employees, suppliers, and resellers.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 5 of our Notes to the Condensed Consolidated Financial Statements for a description of various legal issues and contingencies.

We are also subject to ordinary and routine claims, lawsuits and proceedings incidental to our business, none of which is expected to be material to our results of operations, financial condition or cash flows.

Item 6. Exhibits and Reports on Form 8-K.

(a)          Exhibits

99.1 Certification of Donald E. Brown, M.D., CEO, pursuant to 18 W.S. C. Section 1350

99.2 Certification of Keith A. Midkiff, CFO, pursuant to 18 W.S. C. Section 1350

(b)         Reports on Form 8-K

On February 3, 2003, the Company filed a Current Report on Form 8-K under Item 5 to report that the Company was revising its accounting practice and would restate certain of its prior results to conform to Technical Practice Aid (TPA) 5100.53.

On February 13, 2003, the Company filed a Current Report on Form 8-K under Item 5 to report the Company’s fourth quarter and total 2002 results including the restatement of its prior results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interactive Intelligence, Inc.
(Registrant)

Date: May 14, 2003	By /s/ Keith A. Midkiff

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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ Keith A. Midkiff
Keith A. Midkiff
Chief Financial Officer and Treasurer