Form 10-Q
period 2003-06-30
INTERACTIVE INTELLIGENCE INC
filed 2003-08-14
CIK 1083318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares of common stock outstanding on July 31, 2003 was 15,636,983.

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements and Footnotes.

Interactive Intelligence, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,053	$5,913
Short-term investments	3,091	9,331
Accounts receivable, net of allowance for doubtful accounts of $184 in 2003 and $671 in 2002	7,104	9,047
Prepaid expenses	1,560	2,170
Other current assets	83	73
Total current assets	23,891	26,534

Property and equipment, net	7,012	7,586

Other assets, net	1,067	1,046
Total assets	$31,970	$35,166

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$4,625	$3,203
Accrued compensation and related expenses	943	995
Deferred software revenues	9,288	12,102
Deferred services revenues	11,387	9,882
Total current liabilities	26,243	26,182

Shareholders’ equity:
Preferred stock, no par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 authorized; 15,601,647 issued and outstanding at June 30, 2003, 15,524,369 issued and outstanding at December 31, 2002	156	155
Additional paid-in capital	64,354	64,140
Accumulated other comprehensive income	290	162
Accumulated deficit	(59,073)	(55,473)
Total shareholders’ equity	5,727	8,984
Total liabilities and shareholders’ equity	$31,970	$35,166

See accompanying notes to condensed consolidated financial statements.

Interactive Intelligence, Inc.

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Revenues:
Software	$5,772	$7,704	$14,393	$15,296
Services	6,335	4,416	12,098	8,777
Total revenues	12,107	12,120	26,491	24,073

Costs and expenses:
Costs of software	325	192	617	464
Costs of services	3,254	2,865	6,440	5,888
Sales and marketing	4,910	5,191	10,117	10,740
Research and development	3,472	3,712	6,967	7,618
General and administrative	1,356	1,381	2,812	2,878
Restructuring and other charges	2,690	682	3,138	682
Total costs and expenses	16,007	14,023	30,091	28,270
Operating loss	(3,900)	(1,903)	(3,600)	(4,197)

Interest income, net	43	104	96	233
Loss before income taxes	(3,857)	(1,799)	(3,504)	(3,964)

Income taxes	43	60	96	129

Net loss	$(3,900)	$(1,859)	$(3,600)	$(4,093)

Net loss per share:
Basic and diluted	$(0.25)	$(0.12)	$(0.23)	$(0.27)

Shares used to compute net loss per share:
Basic and diluted	15,600	15,398	15,582	15,368

See accompanying notes to condensed consolidated financial statements.

Interactive Intelligence, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six months ended June 30,
	2003	2002
Operating activities
Net loss	$(3,600)	$(4,093)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	2,447	2,570
Amortization of deferred stock-based compensation	46	66
Loss on disposal of fixed assets	539	—
Restructuring and other charges	2,900	682
Changes in operating assets and liabilities:
Accounts receivable	1,943	182
Prepaid expenses	610	284
Other current assets	(10)	104
Accounts payable and other accrued liabilities	(1,478)	(1,053)
Accrued compensation and related expenses	(52)	(125)
Deferred software revenues	(2,814)	(2,303)
Deferred services revenues	1,505	616
Net cash provided (used) by operating activities	2,036	(3,070)

Investing activities
Purchases of property and equipment, net	(2,412)	(1,710)
Purchases of available-for-sale investments	—	(9,121)
Sales of available-for-sale investments	6,368	4,418
Change in other assets	(21)	(86)
Net cash provided (used) by investing activities	3,935	(6,499)

Financing activities
Proceeds from issuances of common stock	167	248
Proceeds from stock options exercised	2	109
Net cash provided by financing activities	169	357
Net increase (decrease) in cash and cash equivalents	6,140	(9,212)

Cash and cash equivalents, beginning of period	5,913	14,503
Cash and cash equivalents, end of period	$12,053	$5,291

See accompanying notes to condensed consolidated financial statements.

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

2.                   Net Loss Per Common Share

Basic net loss per share is calculated based on the weighted-average number of outstanding common shares.  Diluted net loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares.  Potential common shares are composed of shares of common stock of the Company issuable on the exercise of stock options.  When potential common shares are dilutive, the treasury stock method is used to compute the common equivalent shares.  Under the treasury stock method, the assumed proceeds from the exercise of stock options are applied solely to the repurchase of common stock.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net loss	$(3,900)	$(1,859)	$(3,600)	$(4,093)

Basic and diluted:
Weighted average outstanding shares of common stock	15,600	15,398	15,582	15,368

Basic and diluted net loss per common share	$(0.25)	$(0.12)	$(0.23)	$(0.27)

The Company’s calculation of diluted net loss per share excludes all potential common shares as the effect would be antidilutive.  Options to purchase 3,510,041 shares of common stock with exercise prices of $0.13 to $50.50 per share were outstanding as of June 30, 2003 and options to purchase 3,205,447 shares of common stock with exercise prices of $0.13 to $50.50 per share were outstanding as of June 30, 2002.

3.                   Stock-Based Compensation

The Company accounts for its stock option plans in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and uses the intrinsic value method under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  The majority of options granted to employees under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The table included below illustrates the effect on the net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

(in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss, as reported	$(3,900)	$(1,859)	$(3,600)	$(4,093)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,381)	(1,339)	(2,770)	(2,806)

Pro forma net loss	$(5,281)	$(3,198)	$(6,370)	$(6,899)

Loss per share:
Basic and diluted - as reported	$(0.25)	$(0.12)	$(0.23)	$(0.27)
Basic and diluted - pro forma	$(0.34)	$(0.21)	$(0.41)	$(0.45)

4.                   Concentration of Credit Risk

One customer  represented approximately 10% of total revenues for the six months ended June 30, 2003.

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

In June 2000 and October 2001, the Company received letters from a competitor in the outbound call center market claiming that the Company’s products utilize technologies pioneered and patented by the competitor.  Although the Company’s patent counsel has not determined the validity of these patents, the Company has discussed the possible licensing of certain technologies from the competitor.  Ownership of the technology has changed twice since the original letters.  The Company cannot assure you that these claims can be resolved amicably without litigation, or that it will be able to enter into licensing arrangements on terms and conditions that would not have a material adverse effect on the Company’s business, financial condition or results of operations.

In July 2002, the Company received a letter from a consulting firm which has been retained by a telecommunication technology provider to develop and implement a licensing program based on the technology provider’s patents.  The consulting firm believes a licensing agreement between the Company and the technology provider is appropriate.  The Company’s patent counsel is in the process of reviewing the patents listed in the letter.  To date, the Company’s patent counsel has not determined the validity or applicability of these patents.  The Company has also discussed the possible licensing of the technology provider’s patents with the consulting firm.  The Company cannot assure you that this matter can be resolved amicably without litigation, or that it will be able to enter into a licensing arrangement on terms and conditions that would not have a material adverse effect on the Company’s business, financial condition or results of operations.

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

Other third parties have claimed or may in the future claim that our technology infringes their proprietary rights.
Infringement claims, even if without merit, can be time consuming and expensive to defend. A third party asserting infringement claims against us or our customers with respect to our current or future products may require us to enter into costly royalty arrangements or litigation, or otherwise materially adversely affect us.

In November 2002, the Company received a notification from the French government as a result of a tax audit that had been conducted encompassing the years 1998, 1999, 2000 and 2001.  This assessment claims various taxes are owed related to Value Added Tax (“VAT”) and corporation taxes in addition to what has previously been paid and accrued.  The assessment related to VAT is approximately 2.3 million Euros or approximately $2.6 million as of June 30, 2003 and the assessment related to corporation taxes is approximately 300,000 Euros or approximately $340,000 as of June 30, 2003.  Based primarily on advice from the Company’s tax counsel, the

Company currently believes the possibility of the Company paying the assessment related to VAT to be remote and the assessment related to corporation taxes to be reasonably possible.  The Company is appealing the assessment, but cannot assure you this matter will be resolved without litigation, that it will not take several years to resolve, or that the Company will not have to pay some or all of the assessment.

From time to time, the Company is also involved in certain legal proceedings in the ordinary course of conducting our business. While the ultimate liability pursuant to these actions cannot currently be determined, the Company believes these legal proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

6.                   Restructuring and Other Charges

In February 2003, the Company announced its plan to downsize and reorganize resources in Europe, the Middle East, and the African (“EMEA”) region.  The French office was significantly affected.  Of the 20 positions located in France, seven positions were transferred to other EMEA offices, eight positions have been eliminated, two positions remain to be eliminated and three positions remain in France.  For the three months ended June 30, 2003 and March 31, 2003, a total of $900,000 and $448,000, respectively was recognized in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”) as restructuring and other charges.  Of the total amount, approximately $577,000 and $333,000 for the three months ended June 30, 2003 and March 31, 2003, respectively was related to severance and the remaining amount was related to professional and other fees.

The Company anticipates additional restructuring and other charges to be incurred in the second half of 2003 related to the termination of two employees in France and additional professional fees.  The Company anticipates the remaining charge in the second half of 2003 related to the EMEA reorganization to range from $100,000 to  $200,000.

Additionally, the Company moved its world-wide headquarters to a new building in Indianapolis, Indiana.  Effective April 1, 2003, all Indianapolis-based employees, equipment and furniture were relocated to the new facility.  The Company continues to owe lease payments on the previous headquarters through March 1, 2004.  The Company determined that the remaining lease payments on the previous headquarters, net of sublease income, qualified as an exit cost and was recognized in accordance with  Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”) as restructuring and other charges.  For the three months ended June 30, 2003, a total of $1.6 million was recognized.  In addition, the Company wrote off approximately $220,000 in leasehold improvements related to the previous headquarters.  The Company does not anticipate any additional restructuring and other charges related to the relocation of its world-wide headquarters.

A summary of the beginning accrued restructuring and other charges, expensed amount, cash payments and the ending accrued restructuring and other charges is presented below.

	French Operations	Worldwide Headquarters	Total

Beginning balance at December 31, 2002	$—	$—	$—
Expensed amount	1,350,000	1,788,000	$3,138,000
Payments	(900,000)	(618,000)	$(1,518,000)
Ending balance at June 30, 2003	$450,000	$1,170,000	$1,620,000

7.                   Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within the scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  This statement is not expected to have a significant impact on the Company’s financial position or results of operations.

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

Overview

     We commenced operations in October 1994. Through the end of 1996, we focused primarily on research and development activities. Our first product was released in March 1997. In 1997 and 1998, we expanded our operations to capitalize on the increased market demand for communications and interaction management software. We decided, at the expense of profitability, to continue investing significantly in research and development, and to accelerate our investments in marketing, services and sales operations. We had no revenue in 1996, and our total revenues were $1.6 million in 1997, $9.0 million in 1998, $19.1 million in 1999, $27.3 million in 2000, $47.9 million in 2001, $47.8 million in 2002 and $26.5 million for the six months ended June 30, 2003. We cannot assure you that our revenues will grow in the future.

     We believe our investments in research and development and in marketing, services and sales operations will continue to be critical to any revenue growth we achieve. However, these investments have also significantly increased our operating costs and expenses, contributing to the net losses and operating losses that we have incurred in all quarters since our formation with the exception of the first quarter of

2003. In addition, we are likely to continue to experience losses and negative cash flows from operations in future quarters. We cannot assure you when or if we will achieve profitability again or, if achieved, that we will be able to sustain profitability. Our operating results have varied significantly from quarter to quarter and may continue to do so in the future. As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, and you should not rely on them as an indication of our future performance.

     As of June 30, 2003 we had incurred approximately $2.7 million in charges related to the restructuring of our European operations (which was announced in February 2003) and relocation of our worldwide headquarters.  These charges related primarily to severance, professional services and ongoing lease obligations.

Critical Accounting Policies and Estimates

     We believe the accounting policies that are related to revenue recognition, the allowance for doubtful accounts receivable and contingencies are important to understanding our performance. These policies, which involve significant management judgment and estimates, and related procedures are described in detail below.

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

     Under our annually renewable license agreements, the initial reseller order or end-user contract includes both an initial license fee and an annual renewal fee. Upon meeting the revenue recognition criteria, we recognize a portion of the initial license fees under these annually renewable license agreements as software revenues ratably over the initial license period, which is generally twelve months.  Under our annually renewable license agreements, we also recognize annual renewal fees as services revenues ratably over the term of the initial license period, which is generally twelve months.  The allocation of the initial order between software revenues (initial license fees) and services revenues (annual renewal fees) is based on actual renewal fee rates.  After the initial license period, our end-user customers may renew their license agreement for an additional annual period by paying an additional annual renewal fee. If the annual renewal fee is not paid, the customer is no longer entitled to use the software and we may terminate its license agreement. Payment of the annual renewal fee also entitles the customer to ongoing maintenance (post-contract technical support and unspecified product upgrades) for the renewal period.  We recognize these additional annual renewal fees as services revenues ratably over the term of the renewal period, which is also generally twelve months.

     Under our perpetual license agreements, the initial reseller order or end-user contract includes both an initial license fee and an annual maintenance fee. Upon meeting the revenue recognition criteria, we immediately recognize the entire amount of initial license fees under these perpetual license agreements as software revenues if sufficient vendor specific objective evidence exists to support allocating a portion of the total fee to the undelivered elements of the arrangement. If sufficient vendor specific objective evidence of the undelivered elements does not exist, we typically recognize the initial license fee ratably over the initial term, which is generally twelve months.

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

     We share annual renewal fees and ongoing maintenance fees with those resellers who provide initial technical support to end-user customers according to the terms of their reseller agreements. When these revenues are shared with resellers, we typically receive between 50% and 70% of the amount charged by the reseller to the end-user customer.

     We also generate revenues from other services that we provide to our resellers and end-user customers. In addition to annual renewal fees and ongoing maintenance fees, services revenues include educational services and professional services. Revenues from educational services, which consist of training courses for resellers and end-user customers, and professional services, which include implementing and customizing our products for an end-user customer, are typically recognized as the related services are performed.

Allowance for Doubtful Accounts Receivable

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

Historical Results of Operations

The following table presents certain financial data, derived from our unaudited statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three months and six months ended June 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the full year or for any future period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenues:
Software	48%	64%	54%	64%
Services	52	36	46	36
Total revenues	100	100	100	100

Costs and expenses:
Costs of software	3	2	2	2
Costs of services	27	24	24	24
Sales and marketing	41	43	38	45
Research and development	29	31	26	32
General and administrative	11	11	11	12
Restructuring charges	22	6	12	3
Total costs and expenses	133	117	113	118

Operating income (loss)	(33)	(17)	(13)	(18)
Interest income, net	—	1	—	1
Income (loss) before income taxes	(33)	(16)	(13)	(17)
Income taxes	—	—	—	—
Net income (loss)	(33)%	(16)%	(13)%	(17)%

Revenues

     Our total revenues were  $12.1 million for both the three months ended June 30, 2002 and June 30, 2003.  Total revenues increased 10% from $24.1 million for the six months ended June 30, 2002, to $26.5 million for the six months ended June 30, 2003.  Non-North American revenues remained constant at $1.9 million for the three months ended June 30, 2002 and June 30, 2003 and decreased from $4.3 million to $4.0 million for the six months ended June 30, 2002 and June 30, 2003, respectively.  Our revenues are derived from software license fees and charges for services, including annual license fees and ongoing maintenance fees, education services, and professional services. The relative amount of services revenues in the 2003 periods increased compared to the 2002 periods primarily as a result of increased annual license and ongoing maintenance fees from our growing customer base.  The increase in total revenues for the six month period in 2003 compared to 2002 resulted from these higher services revenues being offset by slightly lower software revenues.

     Software.  Our software revenues decreased 25% from $7.7 million for the three months ended June 30, 2002, to $5.8 million for the three months ended June 30, 2003. Software revenues decreased 6% from $15.3 million for the six months ended June 30, 2002, to $14.4 million for the six months ended June 30, 2003.   We believe the decrease in software revenues resulted from a weak economic environment, causing many of our customers and prospective customers to delay and/or reduce their capital spending and related professional services.  We continue to expect the remainder of 2003 to be a challenging sales environment for capital investments.  Factors that could impact our software revenues and deferred software revenues in the remainder of 2003 compared to 2002 include whether we can increase the amount of our enterprise product licenses (e.g., Communité™ and Enterprise Interaction Center®), the license mix of perpetual compared to annually renewable licenses, and seasonality, which is typically weighted toward the end of a calendar year.

     Services.  Services revenues increased 43% from $4.4 million for the three months ended June 30, 2002, to $6.3 million for the three months ended June 30, 2003. Services revenues increased 38% from $8.8 million for the six months ended June 30, 2002, to $12.1 million for the six months ended June 30, 2003.  The increase in services revenues in both 2003 periods was primarily due to an increase in annual license fees and ongoing maintenance fees, both of which are related to our growing installed base of end-user customers.  To a lesser extent, we also saw growth in revenues from professional services.  As we add more customers and focus on servicing our existing customer base, we believe we may be able to continue to grow our services revenues.

Cost and Expenses

     Our total costs and expenses increased 14% from $14.0 million for the three months ended June 30, 2002 to $16.0 million for the three months ended June 30, 2003.  Total costs and expenses increased 6% from $28.3 million for the six months ended June 30, 2002 to $30.1 million for the six months ended June 30, 2003.  The increase for both periods related mainly to an increase in restructuring and other charges, which for the six month periods of 2002 compared to 2003 were partially offset by lower sales and marketing, and research and development expenses.

      Costs of Software.  Costs of software consist primarily of product royalties paid to third-parties for the use of their technologies in our products and, to a lesser extent, software packaging costs, which include product media, duplication and documentation. Costs of software increased from $192,000 for the three months ended June 30, 2002 to $325,000 for the three months ended June 30, 2003.  Costs of software increased from $464,000 for the six months ended June 30, 2002, to $617,000 for the six months ended June 30, 2003.  This represents approximately 2% and 6% of software revenues for the three months ended June 30, 2002 and June 30, 2003, respectively, and 3% and 4% for the six months ended June 30, 2002 and June 30, 2003, respectively. The slight dollar increase was primarily attributable to the recognition of product royalties related to software revenues we also recognized during the period.  Although software revenues decreased for the three and six months ended June 30, 2002 to June 30, 2003, costs of software increased because of the specific contracts and related royalties being recognized during the periods.

      Costs of Services.  Costs of services consist primarily of compensation expenses for technical support, education, and professional services personnel and other costs associated with supporting our resellers and end-user customers. Costs of services increased from $2.9 million for the three months ended June 30, 2002, to $3.3 million for the three months ended June 30, 2003.  Costs of services increased from $5.9 million for the six months ended June 30, 2002, to $6.4 million for the six months ended June 30, 2003.  As a percentage of services revenues, cost of services represented 65% and 51% for the three months ended June 30, 2002 and 2003, respectively, and 67% and 53% for the six months ended June 30, 2002 and June 30, 2003.  The dollar increase was primarily a result of increased services revenues and the need to continue to support the growing customer base.  The decrease of cost of services as a percent of services revenue was related to continued operating efficiencies being realized by our support, education, and professional services resources as our customer base grows.  While we anticipate that costs of services will increase as we add more customers and services our existing customer base, we also currently believe there is a continued opportunity for costs of services to slightly decline as a percentage of services revenues.

     Sales and Marketing.  Sales and marketing expenses primarily consist of compensation expenses (including sales commissions), travel expenses, trade shows, telemarketing campaigns, public relations and other promotional expenses.  Sales and marketing expenses decreased from $5.2 million for the three months ended June 30, 2002 to $4.9 million for the three months ended June 30, 2003.  This decrease was primarily the result of reduced sales commissions associated with lower software revenues.  Sales and marketing expenses decreased from $10.7 million for the six months ended June 30, 2002, to $10.1 million for the six months ended June 30, 2003.  This decrease was primarily the result of reduced compensation and discretionary marketing expenditures following the implementation of our 2002 restructuring plans, and somewhat lower variable compensation expenses associated with lower software revenues.  We expect sales and marketing expenses in the remainder of 2003 to vary from 2002 primarily by variable compensation expenses.  We will add sales and marketing personnel and increase sales and marketing efforts if performance dictates and/or attractive opportunities present themselves in the remainder of 2003.

     Research and Development.  Research and development expenses consist primarily of compensation expenses for our developers and, to a lesser extent, third party efforts to develop new products and enhance existing products, including adapting our products for specific non-English languages and allowing our products to effectively run with alternative hardware configurations.  Research and development expenses decreased from $3.7 million for the three months ended June 30, 2002 to $3.5 million for the three months ended June 30, 2003. Research and development expenses decreased from $7.6 million for the six months ended June 30, 2002, to $7.0 million for the six months ended June 30, 2003.  The decrease was a result of the implementation of our 2002 and 2003 restructuring plans, shifting some resources from research and development to services, and slightly lower depreciation expense.  Currently, all costs related to research and development of our products are charged to research and development expense as incurred.

General and Administrative.  General and administrative expenses consist primarily of compensation for our administrative, financial, and information technology personnel, and a number of non-allocable costs, including bad debt, legal and other professional service fees. General and administrative expenses remained constant at $1.4 million for the three months ended June 30, 2002 and June 30, 2003.  General and administrative expenses decreased slightly from $2.9 million for the six months ended June 30, 2002, to $2.8 million for the six months ended June 30, 2003.  We believe our general and administrative expenses will remain constant or be slightly higher in the remainder of 2003 over 2002 due to increased costs from our new headquarters building.

     Restructuring and Other Charges. For the three months ended June 30, 2003, we incurred $2.7 million in restructuring and other charges related to the restructuring of our European operations and relocation of our worldwide headquarters.  In February 2003, the Company announced its plan to downsize and reorganize resources in Europe, the Middle East, and the African (“EMEA”) region.  The French office was significantly affected.  Of the 20 positions located in France, seven positions were transferred to other EMEA offices, eight positions have been eliminated, two positions remain to be eliminated and three positions remain in France.  For the three months ended June 30, 2003, a total of $900,000 was recognized in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”) as restructuring and other charges.  Of the total amount, approximately $577,000 was related to severance and the remaining amount was related to professional and other fees.

     The Company anticipates additional restructuring and other charges to be incurred in the second half of 2003 related to the termination of the two remaining employees in France and additional professional fees.  The Company anticipates the remaining charge in the second half of 2003 related to the EMEA reorganization to range from $100,000 to $200,000.

     Additionally, the Company moved its world-wide headquarters to a new building in Indianapolis, Indiana.  Effective April 1, 2003, all Indianapolis-based employees, equipment and furniture were relocated to the new facility.  The Company continues to owe lease payments on the previous headquarters through March 1, 2004.  The Company determined that the remaining lease payments on the previous headquarters, net of sublease income, qualified as exit costs and were recognized in accordance with  Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”) as restructuring and other charges.  For the three months ended June 30, 2003, a total of $1.6 million was recognized.  In addition, we wrote off approximately $220,000 in leasehold improvements related to the previous headquarters.

Interest income, net

     Interest income, net decreased from $104,000 for the three months ended June 30, 2002 to $43,000 for the three months ended June 30, 2003.  Interest income, net decreased from $233,000 for the six months ended June 30, 2002, to $96,000 for the six months ended June 30, 2003.  Both decreases resulted from a combination of a decrease in interest rates and less invested cash.

Income taxes

     For U.S. corporate income tax purposes, we did not recognize a tax benefit related to U.S. federal or state income taxes during the three or six months ended June 30, 2002 or June 30, 2003 because of the uncertainty of eventually realizing the benefits of our operating losses. However, we did recognize tax expense related to our international operations of $60,000 and $43,000 for the three months ended June 30, 2002, and June 30, 2003, respectively, and tax expense of $129,000 and $96,000 for the six months ended June 30, 2002 and June 30, 2003, respectively.

As described in Note 5 of our Notes to the Condensed Consolidated Financial Statements, we have received a notification from the French government as a result of a tax audit that had been conducted encompassing the years 1998, 1999, 2000, and 2001.  The total assessment is approximately 2.6 million Euros or approximately $3.0 million.  We are appealing the assessment, but cannot assure you that this matter will be resolved without litigation, that it will not take several years to resolve or that we will not have to pay some or all of the assessment.

Liquidity and Capital Resources

As of June 30, 2003, we had cash and cash equivalents of $12.1 million, $3.1 million in short term investments and a working capital deficit of $2.4 million.  Excluding liabilities related to deferred revenues of $20.7 million from the working capital calculation, we have a working capital balance of $18.3 million.

Our operating activities resulted in a net cash inflow of $2.0 million for the six month period ended June 30, 2003, and a net cash outflow of $3.1 million for the six month period ended June 30, 2002. The net operating cash inflow for the first six months of 2003 was primarily the result of our net loss, offset by non-cash depreciation, a decrease in accounts receivable and restructuring and other charges.  The net operating cash outflow for the first six months of 2002 was primarily the result of our operating loss and a decrease in deferred revenues, partially offset by the non-cash depreciation amount.

Our investing activities have consisted primarily of capital expenditures for property and equipment and purchases and sales of investments. Our investing activities resulted in a $3.9 million inflow for the six month period ended June 30, 2003 and a $6.5 million outflow for the six month period ended June 30, 2002. The inflow for the first six months of 2003 was attributed to the net sale of available-for-sale investments, partially offset by capital expenditures for property and equipment. The net outflow for the first six months of 2002 was attributable to net purchases of available-for-sale investments and capital expenditures for property and equipment.  At June 30, 2003, except for some possible expenditures for subleasing the first floor of our world-wide headquarters and some additional leasehold improvements, we do not have any material commitments for future capital expenditures.

In April 2001, we entered into a non-cancelable operating lease agreement for a new, approximately 120,000 square foot corporate headquarters building that we moved into in April 2003.  Over the life of the 15 year lease, we are committed to expend approximately $35.1 million in rent payments.

As of April 2003, we had approximately 78,000 square feet of unused office facilities related to our prior headquarters and associated facilities which we continue to market for sublease.  As the overall sublease market is difficult and we have less than one year left on the substantial majority of these leases, we believe it is not probable that our sublease efforts will be successful.  The Company determined that the remaining lease payments on the previous headquarters, net of sublease income, qualified as exit costs and were recognized in accordance with  Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”) as restructuring and other charges.  For the three months ended June 30, 2003, a total of $1.6 million was recognized.  In addition, we wrote off approximately $220,000 in leasehold improvements related to the relocation of our headquarters.

     For the six months ended June 30, 2003, we generated $169,000 from financing activities, which was entirely attributable to the issuance of common stock.  For the six months ended June 30, 2002 we generated $357,000, which was related to both the issuance of common stock and stock option exercises.

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

Recently Issued Accounting Standards

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company's financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement is not expected to have a significant impact on the Company's financial position or results of operations.

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

WE HAVE HISTORICALLY INCURRED LOSSES AND WE MAY NOT SUSTAIN PROFITABILITY

Since inception, the first quarter of 2003 is the only quarter we have been profitable. We incurred net losses of $7.7 million, $11.0 million, and $15.1 million in 2002, 2001, and 2000, respectively. At June 30, 2003, we had accumulated net losses since inception of $59.1 million. We intend to continue to make significant investments in our research and development, marketing, services and sales operations. These expenses could precede any revenues generated by this spending. As a result, we are likely to continue to experience losses and negative cash flow from operations in future quarters.

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

Because we do not know if or when our potential end-user customers will place orders and finalize licenses, and because it is difficult to predict the mix of annually renewable licenses and perpetual licenses in a quarter, we cannot accurately forecast our licensing activity, our revenues and our operating results for future quarters. We recognize revenues from different licenses over different periods on satisfaction of the requirements of relevant accounting literature, including AICPA Statement of Position 97-2, Statement of Position 98-9, SEC Staff Accounting Bulletin (SAB) 101, and all related AICPA Technical Practice Aids (5100.38 - 5100.76). As a result, our quarterly revenues and operating results depend on many factors, including the type of license, and the size, quantity and timing of orders received for our products during each quarter. If a large number of orders or several large orders do not occur or are deferred or delayed, our revenues in a quarter could be substantially reduced. This risk is heightened by the significant investment and executive level decision-making typically involved in our end-user customers’ decisions to license our products. Since a large portion of our operating expenses, including rent and salaries, is fixed and difficult to reduce or modify, our business, financial condition or results of operations could be materially adversely affected if revenues do not meet our expectations.

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

Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our existing and future resellers and OEM partners and in recruiting and training additional resellers and OEM partners. We rely primarily on resellers to market and support our products and plan on continuing to rely heavily on such partners in the future. We are still developing our reseller and OEM distribution networks and may be unable to attract additional resellers with both voice and data expertise or appropriate OEM partners that will be able to market our products effectively and that will be qualified to provide timely and cost-effective customer support and service. We generally do not have long-term or exclusive agreements with our resellers or OEM partners, and the loss of specific larger resellers or OEM partners or a significant number of resellers or OEM partners could materially adversely affect our business, financial condition or results of operations.

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

OUR SERVICES REVENUES ARE DEPENDENT ON OUR INSTALLED BASE OF CUSTOMERS

We have depended and will continue to depend on our installed customer base for additional future revenues from services, including annual license fees and ongoing maintenance fees. There can be no assurance that current installed customers will renew their licenses or pay ongoing maintenance fees in future periods. As a consequence, our operating results, cash flows and liquidity would likely be adversely affected. Our failure to obtain new customers or additional orders from existing customers could also materially affect our operating results.

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

We regard our software products as proprietary. In an effort to protect our proprietary rights, we rely primarily on a combination of copyright, trademark and trade secret laws, as well as patents, licensing and other agreements with consultants, suppliers, strategic and OEM partners, resellers and end-user customers, and employee and third-party non-disclosure agreements. These laws and agreements provide only limited protection of our proprietary rights. In addition, we have not signed agreements containing these types of protective provisions in every case, and the contractual provisions that are in place and the protection they provide vary and may not provide us with adequate protection in all circumstances. We currently hold three patents and have filed numerous other patent applications relating to technology embodied in our software products. We hold 17 U.S. trademark registrations and 26 foreign trademark registrations  and have numerous other trademark applications pending worldwide, as well as having common law rights in other trademarks and service marks. We hold one registered copyright. Because our means of protecting our proprietary rights may not be adequate, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization. A third party could also develop similar technology independently. In addition, the laws of some countries in which we sell our products do not protect our software and intellectual property rights to the same extent as the laws of the United States. Unauthorized copying, use or reverse engineering of our products could materially adversely affect our business, results of operations or financial condition.

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

In June 2000 and October 2001, we received letters from a competitor in the outbound call center market claiming that our products utilize technologies pioneered and patented by the competitor. Although our patent counsel has not determined the validity of these patents, we have discussed the possible licensing of certain technologies from the competitor.  Ownership of the technology has changed twice since the original letters.  We cannot assure you that these claims can be resolved amicably without litigation, or that we will be able to enter into licensing arrangements on terms and conditions that would not have a material adverse effect on our business, financial condition or results of operations.

In July 2002, we received a letter from a consulting firm which has been retained by a telecommunication technology provider to develop and implement a licensing program based on the technology provider’s patents. The consulting firm believes a licensing agreement between us and the technology provider is appropriate. Our patent counsel is in the process of reviewing the patents listed in the letter. To date, our patent counsel has not determined the validity or applicability of these patents. We have also discussed the possible licensing of the technology provider’s patents with the consulting firm. We cannot assure you that this matter can be resolved amicably without litigation, or that we will be able to enter into a licensing arrangement on terms and conditions that would not have a material adverse effect on our business, financial condition or results of operations.

In December 2002, we received a letter from one of our resellers requesting indemnification related to a request that it had received for indemnification from an end user that had received a letter from a third party indicating that the end user may be infringing patents held by the third party. To date, our patent counsel has not determined the validity or the applicability of these patents as they relate to our products or whether the reseller is entitled to indemnification. We cannot assure you that this claim for indemnification can be resolved favorably in a manner that would not have a material adverse effect on our business, financial condition or results of operations.

Other third parties have claimed or may in the future claim that our technology infringes their proprietary rights. As the number of software products in our target markets increases and the functionality of these products overlap, we believe that software developers may face infringement claims. For example, various patent rights have been asserted against interfaces between PBX hardware and computer network systems. Although we believe that our products do not infringe any of these patents because, among other reasons, our products are designed to replace PBXs and not to create such interfaces, if these patents were interpreted broadly, claims of infringement of these patents could have a material adverse affect on us.

Infringement claims, even if without merit, can be time consuming and expensive to defend. A third party asserting infringement claims against us or our customers with respect to our current or future products may require us to enter into costly royalty arrangements or litigation, or otherwise materially adversely affect us.

WE DEPEND ON KEY PERSONNEL AND WILL NEED TO RETAIN AND RECRUIT SKILLED PERSONNEL, FOR WHICH COMPETITION IS INTENSE, TO CONDUCT AND GROW OUR BUSINESS EFFECTIVELY

Our success depends in large part on the continued service of our key personnel, particularly Dr. Donald E. Brown, our Chief Executive Officer and principal stockholder. The loss of the services of Dr. Donald E. Brown or any key personnel could have a material adverse effect on our business, financial condition or results of operations. We do not have key man life insurance on any of our employees. Our future success also depends on our ability to attract, train, assimilate and retain additional qualified personnel. Competition for persons with skills in the software industry is intense, particularly for those with relevant technical and/or sales experience. We cannot assure you that we will be able to retain our key employees or that we can attract, train, assimilate or retain other highly qualified personnel in the future.

Also, in connection with our effort to streamline operations, reduce costs and rationalize our staffing and structure, we had reductions in both 2001 and 2002 of our worldwide workforce of approximately 10% -12% each year. There were substantial costs associated with the workforce reductions related to severance and other employee-related costs, and our restructuring plans may still yield unanticipated consequences, such as attrition beyond our implemented reduction in workforce. As a result, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. The reduction in workforce may reduce employee morale and may create concern among existing employees about job security, which may lead to increased turnover. These reductions in headcount may still subject us to the risk of litigation. In addition, recent trading levels of our common stock have decreased the value of the stock options granted to employees pursuant to our stock option plans. As a result of these factors, our remaining personnel may seek employment with larger, more established companies or companies they perceive as having less volatile stock prices.

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

•                       We may finance future acquisitions by issuing common stock for some or all of the purchase price. This could dilute the ownership interests of our stockholders. We may also incur additional debt or be required to recognize amortization expense related to other intangible assets purchased in future acquisitions.

•                       We would be competing with other firms, many of which have greater financial and other resources, to acquire attractive companies. We believe this competition will increase, making it more difficult to acquire suitable companies on acceptable terms.

OUR INTERNATIONAL OPERATIONS INVOLVE FINANCIAL AND OPERATIONAL RISKS

Our international operations require significant management attention and financial resources to establish and operate, including hiring appropriate personnel and recruiting effective international resellers. Non-North American revenues accounted for 15%, 19%, 22%, and 25% of our total revenues  for the six months ended June 30, 2003, and for the years ended 2002, 2001, and 2000, respectively. To date, our products have been licensed outside North America primarily in Western Europe, South Africa, and Australia. We also have marketing efforts in Japan, Korea, China and Central and South America. We intend to continue to emphasize our international operations and we may enter additional international markets. Revenues from international operations may be inadequate to cover the expenses of those operations. In addition to foreign currency fluctuation risks described in the next risk factor, other risks inherent in our international business activities, in the countries in which we have licensed our products to date and in those countries in which we operate and could expand into, generally could include the following:

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

•                       Pending or new legislation may lead to an increase in our costs related to audits in particular and regulatory compliance generally;

•                       Pending or new legislation may force us to seek other service providers for non-audit-related services, which may raise costs; and

•                       Changes in the legal climate may lead to additional liability fears which may result in increased insurance costs.

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

Item 4.  Controls and Procedures

     We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2003 pursuant to Rule 13a-15(b) of the Exchange Act.  Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.

     There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.  Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on May 15, 2003.  At that meeting, our shareholders reelected Samuel F. Hulbert, Ph.D. and Randall L. Tobias as Directors of the Company to each serve a three year term and until his successor is elected and has qualified.  The final results of the votes taken at the meeting were as follows:

	Votes For	Votes Withheld	Broker Non-Votes	Abstentions
Election of Directors
Samuel F. Hulbert, Ph.D.	13,871,976	553,419	—	—
Randall L. Tobias	13,871,526	553,869	—	—

In addition, the following directors continue in office until the annual meeting of shareholders in the year indicated:

John R. Gibbs	2004
(Mr. Gibbs has since resigned from the Board; see Item 5)
William E. McWhirter	2004
Donald E. Brown, M.D.	2005
Robert A. Compton	2005

Item 5. Other Information

Effective May 30, 2003, John R. Gibbs resigned from our Board of Directors, but he continues to serve as our Vice President of Corporate Development.

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits

31.1  Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2  Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Donald E. Brown, M.D., CEO, pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Keith A. Midkiff, CFO, pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

1.  On April 22, 2003, the Company furnished, not filed, a Form 8-K attaching a press release describing its results of operations for the quarter ended March 31, 2003.

2.  On May 30, 2003, the Company filed a Form 8-K announcing that the Company had dismissed Ernst & Young LLP as the Company’s independent public accountants and that the Company had retained KPMG LLP as such independent public accountants.

3.  On June 13, 2003, the Company filed a Form 8-K announcing that Ernst & Young LLP had been dismissed as the independent auditors for the Interactive Intelligence, Inc. 401(k) Savings Plan and that KPMG LLP had been retained as such independent auditors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interactive Intelligence, Inc.
(Registrant)

Date: August 14, 2003	By /s/ Keith A. Midkiff

Keith A. Midkiff
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)