Form 10-Q
period 2003-09-30
INTERACTIVE INTELLIGENCE INC
filed 2003-11-14
CIK 1083318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares of common stock outstanding on October 31, 2003 was 15,693,097.

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements and Footnotes.

Interactive Intelligence, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,084	$5,913
Short-term investments	3,010	9,331
Accounts receivable, net of allowance for doubtful accounts of $297 in 2003 and $671 in 2002	7,151	9,047
Prepaid expenses	1,464	2,170
Other current assets	241	73
Total current assets	23,950	26,534

Property and equipment, net	6,300	7,586
Other assets, net	725	1,046
Total assets	$30,975	$35,166

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$4,653	$3,203
Accrued compensation and related expenses	886	995
Deferred software revenues	9,078	12,102
Deferred services revenues	11,561	9,882
Total current liabilities	26,178	26,182

Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 15,655,733 and 15,524,369 shares issued and outstanding	156	155
Additional paid-in capital	64,488	64,140
Accumulated other comprehensive income	251	162
Accumulated deficit	(60,098)	(55,473)
Total shareholders’ equity	4,797	8,984
Total liabilities and shareholders’ equity	$30,975	$35,166

See accompanying notes to condensed consolidated financial statements.

Interactive Intelligence, Inc.

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Revenues:
Software	$5,684	$6,753	$20,077	$22,049
Services	6,455	5,147	18,553	13,924
Total revenues	12,139	11,900	38,630	35,973

Costs and expenses:
Costs of software	254	273	871	737
Costs of services	2,962	2,920	9,402	8,808
Sales and marketing	5,028	5,189	15,145	15,929
Research and development	3,322	3,739	10,289	11,357
General and administrative	1,546	1,369	4,358	4,247
Restructuring charges	34	—	3,172	682
Total costs and expenses	13,146	13,490	43,237	41,760
Operating loss	(1,007)	(1,590)	(4,607)	(5,787)

Interest income, net	36	86	132	319
Loss before income taxes	(971)	(1,504)	(4,475)	(5,468)

Income taxes	54	50	150	179
Net loss	$(1,025)	$(1,554)	$(4,625)	$(5,647)

Net loss per share:
Basic and diluted	$(0.07)	$(0.10)	$(0.30)	$(0.37)

Shares used to compute net loss per share:
Basic and diluted	15,638	15,453	15,601	15,396

See accompanying notes to condensed consolidated financial statements.

Interactive Intelligence, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine months ended September 30,
	2003	2002
Operating activities
Net loss	$(4,625)	$(5,647)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	3,464	3,907
Amortization of deferred stock-based compensation	79	89
Loss on disposal of fixed assets	539	—
Changes in operating assets and liabilities:
Accounts receivable	1,896	1,018
Prepaid expenses	706	336
Other current assets	(168)	133
Accounts payable and accrued liabilities	1,450	(37)
Accrued compensation and related expenses	(109)	(169)
Deferred software revenues	(3,024)	(2,286)
Deferred services revenues	1,679	(66)
Net cash provided (used) by operating activities	1,887	(2,722)

Investing activities
Purchases of property and equipment, net	(2,717)	(2,541)
Purchases of available-for-sale investments	—	(15,026)
Sales of available-for-sale investments	6,410	10,960
Change in other assets	321	6
Net cash provided (used) by investing activities	4,014	(6,601)

Financing activities
Proceeds from issuances of common stock	245	338
Proceeds from stock options exercised	25	109
Net cash provided by financing activities	270	447
Net increase (decrease) in cash and cash equivalents	6,171	(8,876)

Cash and cash equivalents, beginning of period	5,913	14,503
Cash and cash equivalents, end of period	$12,084	$5,627

See accompanying notes to condensed consolidated financial statements.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net loss	$(1,025)	$(1,554)	$(4,625)	$(5,647)

Basic and diluted:
Weighted average outstanding shares of common stock	15,638	15,453	15,601	15,396

Basic and diluted net loss per common share	$(0.07)	$(0.10)	$(0.30)	$(0.37)

The Company’s calculation of diluted net loss per share excludes all potential common shares as the effect would be antidilutive.  Options to purchase 3,528,044 shares of common stock with exercise prices of $0.13 to $50.50 per share were outstanding as of September 30, 2003 and options to purchase 3,312,608 shares of common stock with exercise prices of $0.13 to $50.50 per share were outstanding as of September 30, 2002.

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net loss, as reported	$(1,025)	$(1,554)	$(4,625)	$(5,647)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,287)	(1,419)	(4,057)	(4,225)
Pro forma net loss	$(2,312)	$(2,973)	$(8,682)	$(9,872)

Loss per share:
Basic and diluted - as reported	$(0.07)	$(0.10)	$(0.30)	$(0.37)
Basic and diluted - pro forma	$(0.15)	$(0.19)	$(0.56)	$(0.64)

4.     Contingencies

Since 1999, the Company has received a number of claims from competitors and other technology providers claiming that the Company’s products do or may utilize their proprietary technologies.  One such claim has resulted in a legal proceeding being filed against the Company.  (See Part II. Other Information, Item 1. Legal Proceedings).  The Company cannot assure you that these matters can be resolved amicably without litigation, or that it will be able to enter into licensing arrangements on terms and conditions that would not have a material adverse effect on the Company's business, financial condition or results of operations.

In December 2002, the Company received a letter from one of its resellers requesting indemnification related to a request that the reseller had received for indemnification from an end user.  The end user had received a letter from a third party indicating that the end user may be infringing patents held by the third party.  To date, the Company’s patent counsel has not determined the validity or the applicability of these patents as they relate to the Company’s products or whether the reseller is entitled to indemnification.  The Company cannot assure you that this claim for indemnification can be resolved favorably in a manner that would not have a material adverse effect on the Company’s business, financial condition or results of operations.

In November 2002, the Company received a notification from the French government as a result of a tax audit that had been conducted encompassing the years 1998, 1999, 2000 and 2001.  This assessment claims various taxes are owed related to Value Added Tax (“VAT”) and corporation taxes in addition to what has previously been paid and accrued.  The assessment related to VAT is approximately 2.3 million Euros or approximately $2.7 million as of September 30, 2003 and the assessment related to corporation taxes is approximately 300,000 Euros or approximately $350,000 as of September 30, 2003.  Based primarily on advice from the Company’s France-based tax counsel, the Company currently believes the possibility of the Company paying the assessment related to VAT to be remote and the assessment related to corporation taxes to be reasonably possible.  The Company is appealing the assessment, but cannot assure you this matter will be resolved without litigation, that it will not take several years to resolve, or that the Company will not have to pay some or all of the assessment.

The Company is also subject to various legal proceedings and claims that arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s business, operating results or financial condition.  Litigation in general, and intellectual property litigation in particular, can be expensive and disruptive to normal business operations.  Moreover, the results of complex legal proceedings are difficult to predict.

The Company has not accrued any expense for these contingencies because it believes that a loss is not probable and/or estimable in accordance with SFAS 5, Accounting for Contingencies.

5.              Restructuring and Other Charges

In February 2003, the Company announced its plan to downsize and reorganize resources in Europe, the Middle East, and the African (“EMEA”) region.  The French office was significantly affected.  Of the 20 positions located in France, seven positions were transferred to other EMEA offices, eight positions have been eliminated, two positions remain to be eliminated and three positions remain in France.  The Company determined that the severance payments and related legal fees qualified as restructuring costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

The Company moved its world-wide headquarters to a new building in Indianapolis, Indiana.  Effective April 1, 2003, all Indianapolis-based employees, equipment and furniture were relocated to the new facility.  The Company continues to owe lease payments on the previous headquarters through March 1, 2004.  The Company determined that the remaining lease payments on the previous headquarters, net of sublease income, qualified as an exit cost and was recognized in accordance with SFAS 146 as restructuring charges.

The Company recognized restructuring charges in accordance with SFAS 146 of $34,000 and $3.2 million for the three and nine months ended September 30, 2003, respectively.  The Company incurred expenses of approximately $89,000 and $1.0 million for the three and nine months ended September 30, 2003, respectively related to severance.  Other expenses included additional EMEA restructuring costs, offset by the positive impact of a sub-lease obtained during the third quarter.

The Company anticipates additional restructuring charges in the range of approximately $200,000 to $250,000 will be incurred related to the termination of two employees in France and additional professional fees related to the EMEA reorganization.  The Company does not anticipate any additional restructuring charges related to the relocation of its world-wide headquarters.

A summary of the beginning accrued restructuring charges, expensed amount, cash payments and the ending accrued restructuring charges for the nine months ended September 30, 2003 is presented below (in thousands).

	EMEA Restructuring Operations	Headquarters Relocation	Total

Beginning balance at December 31, 2002	$—	$—	$—
Expensed amount	1,502	1,670	$3,172
Payments	(944)	(1,018)	$(1,962)
Ending balance at September 30, 2003	$558	$652	$1,210

6.              Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within the scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  Adoption of this Statement did not have a significant impact on the Company’s financial position or results of operations.

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

Overview

We commenced operations in October 1994. Through the end of 1996, we focused primarily on research and development activities. Our first product was released in March 1997. In 1997 and 1998, we expanded our operations to capitalize on the increased market demand for communications and interaction management software. We decided, at the expense of profitability, to continue investing significantly in research and development, and to accelerate our investments in marketing, services and sales operations. We had no revenue in 1996, and our total revenues were $1.6 million in 1997, $9.0 million in 1998, $19.1 million in 1999, $27.3 million in 2000, $47.9 million in 2001, $47.8 million in 2002 and $38.6 million for the nine months ended September 30, 2003. We cannot assure you that our revenues will grow in the future.

We believe our investments in research and development and in marketing, services and sales operations will continue to be critical to any revenue growth we achieve. However, these investments have also contributed to the net losses and operating losses that we have incurred in nearly all quarters since our formation. In addition, we may experience losses and negative cash flows from operations in future quarters. We cannot assure you when or if we will achieve profitability again or, if achieved, that we will be able to sustain profitability. Our operating results have varied significantly from quarter to quarter and may continue to do so in the future. As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, and you should not rely on them as an indication of our future performance.

For the nine months ended September 30, 2003 we incurred approximately $3.2 million in charges related to the restructuring of our European operations and relocation of our worldwide headquarters.  These charges related primarily to severance, professional services and ongoing lease obligations.

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

Sources of Revenues and Revenue Recognition Policy

The Company generates software revenues from licensing the right to use its software products and generates services revenues from annual renewal fees, annual maintenance fees, educational services, and professional services.

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

•                  the fee is fixed or determinable;

•                  collection is probable; and

•                  delivery has occurred.

Delivery is further defined in certain software license agreements as delivery of the product master or first copy for non-cancelable product licensing arrangements under which the recipient, typically a reseller, has certain software distribution rights. For these licensing arrangements, the delivery criteria have been met when a binding order for a specified end-user customer is placed, as the reseller already possesses a product master copy and the Company has no further delivery obligations.

Under our annually renewable license agreements, the reseller order or end-user contract includes:

1) an initial license fee and

2) an annual renewal fee.

Upon meeting the revenue recognition criteria, we recognize a portion of the initial license fees under these annually renewable license agreements as software revenues ratably over the initial license period, which is generally twelve months.

Under our annually renewable license agreements, we also recognize annual renewal fees as services revenues ratably over the initial license period, which is generally twelve months.  The allocation of the initial order between software revenues (initial license fees) and services revenues (annual renewal fees) is based on actual renewal fee rates.  After the initial license period, our end-user customers may renew their license agreement for an additional annual period by paying an additional annual renewal fee. If the annual renewal fee is not paid, the customer is no longer entitled to use the software and we may terminate its license agreement. Payment of the annual renewal fee also entitles the customer to post-contract technical support and unspecified product upgrades for the renewal period.  We recognize these additional annual renewal fees as services revenues ratably over the term of the renewal period, which is also generally twelve months.

Under our perpetual license agreements, the reseller order or end-user contract includes:

1) an initial license fee, and

2) an annual maintenance fee.

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

Under our perpetual license agreements, we also recognize annual maintenance fees as services revenues ratably over the post-contract maintenance period, which is typically twelve months. Our end-user customers may renew their maintenance term for an additional one-year period by paying an additional maintenance fee. Payment of the annual maintenance fee entitles the customer to post-contract technical support and unspecified product upgrades. We recognize these additional maintenance fees as services revenues ratably over the term of the renewal period, which is also generally twelve months.

We share annual renewal fees and annual maintenance fees with those resellers who provide initial technical support to end-user customers according to the terms of their reseller agreements. When these revenues are shared with resellers, we typically receive between 50% and 70% of the amount charged by the reseller to the end-user customer.  We recognize these annual renewal fees and annual maintenance fees as services revenues ratably over the term of the renewal period, which is generally twelve months.

We also generate revenues from other services that we provide to our resellers and end-user customers. In addition to annual renewal fees and annual maintenance fees, services revenues include fees for educational services and professional services. Revenues from educational services, which consist of training courses for resellers and end-user customers, and professional services, which include implementing and customizing our products for an end-user customer, are typically recognized as the related services are performed.

Allowance for Doubtful Accounts Receivable

We record our allowance for doubtful accounts for each reporting period based on a detailed analysis of our accounts receivable at the end of that period. In estimating the allowance for doubtful accounts, we primarily consider the age of the reseller’s or customer’s accounts receivable and also consider the creditworthiness of the reseller or customer, the economic conditions of the customer’s industry, and general economic conditions, among other factors. Should any of these factors change, the estimates made by us will also change, which could impact the level of our future allowance for doubtful accounts.

Specifically, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, increases to allowances for doubtful accounts may be required.

Historical Results of Operations

The following table presents certain financial data, derived from our unaudited statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three months and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the full year or for any future period.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Revenues:
Software	47%	57%	52%	61%
Services	53	43	48	39
Total revenues	100	100	100	100

Costs and expenses:
Costs of software	2	2	2	2
Costs of services	25	25	25	24
Sales and marketing	41	44	39	44
Research and development	27	31	27	32
General and administrative	13	12	11	12
Restructuring charges	—	—	8	2
Total costs and expenses	108	114	112	116

Operating loss	(8)	(14)	(12)	(16)
Interest income, net	—	1	—	1
Loss before income taxes	(8)	(13)	(12)	(15)
Income taxes	—	—	—	—
Net loss	(8)%	(13)%	(12)%	(15)%

Revenues

Our total revenues increased 2% from $11.9 million for the three months ended September 30, 2002, to $12.1 million for the three months ended September 30, 2003.  Total revenues increased 7% from $36.0 million for the nine months ended September 30, 2002, to $38.6 million for the nine months ended September 30, 2003.  Non-North American revenues decreased from $2.0 million for the three months ended September 30, 2002, to $1.7 million at September 30, 2003 and decreased from $6.2 million to $5.7 million for the nine months ended September 30, 2002 and September 30, 2003, respectively.  Our revenues are derived from software license fees and charges for services, including annual renewal fees, annual maintenance fees, education services, and professional services. The relative amount of services revenues in the 2003 periods increased compared to the 2002 periods primarily as a result of increased annual license fees and annual maintenance fees from our growing customer base.  The increase in total revenues for the three and nine month periods in 2003 compared to 2002 resulted from these higher services revenues being partially offset by slightly lower software revenues.

Software.  Our software revenues decreased 16% from $6.8 million for the three months ended September 30, 2002, to $5.7 million for the three months ended September 30, 2003. Software revenues decreased 9% from $22.0 million for the nine months ended September 30, 2002, to $20.1 million for the nine months ended September 30, 2003.  We believe the decrease in software revenues resulted from a weak capital spending environment, causing many of our customers and prospective customers to delay and/or reduce their capital spending and related professional services.  We expect the challenging sales environment for capital spending to continue.  Factors that could impact our software revenues and deferred software revenues in the remainder of 2003 compared to 2002 include whether we can increase the amount of our enterprise product licenses (e.g., Communité™ and Enterprise Interaction Center®), the license mix of perpetual licenses compared to annually renewable licenses, and seasonality, which is typically weighted toward the end of a calendar year.

Services.  Services revenues increased 25% from $5.1 million for the three months ended September 30, 2002, to $6.5 million for the three months ended September 30, 2003. Services revenues increased 33% from $13.9 million for the nine months ended September 30, 2002, to $18.6 million for the nine months ended September 30, 2003.  The increase in services revenues from both 2002 periods to 2003 periods was primarily due to an increase in annual renewal fees and annual maintenance fees, both of which are related to our growing installed base of end-user customers.  As we add more customers and focus on servicing our existing customer base, we may be able to continue to grow our services revenues.

Cost and Expenses

Our total costs and expenses decreased 3% from $13.5 million for the three months ended September 30, 2002 to $13.1 million for the three months ended September 30, 2003.  This decrease is primarily attributable to slight decreases in sales and marketing, and research and development expenses.  Total costs and expenses increased 4% from $41.8 million for the nine months ended September 30, 2002 to $43.2 million for the nine months ended September 30, 2003.  This increase was related to restructuring charges in 2003, which were partially offset by lower sales and marketing expenses and lower research and development expenses.

Costs of Software.  Costs of software consist primarily of product royalties paid to third-parties for the use of their technologies in our products and, to a lesser extent, software packaging costs, which include product media, duplication and documentation. Costs of software decreased from $273,000 for the three months ended September 30, 2002 to $254,000 for the three months ended September 30, 2003.  Costs of software increased from $737,000 for the nine months ended September 30, 2002, to $871,000 for the nine months ended September 30, 2003.  Cost of software represented approximately 4% of software revenues for both the three months ended September 30, 2002 and September 30, 2003, and 3% and 4% for the nine months ended September 30, 2002 and September 30, 2003, respectively. The dollar increase for the nine months ended September 30, 2003 was primarily attributable to product royalties for specific functionality included in software revenues recognized during the period.  While costs of software tend to move in the same direction as the increase or decrease in overall software revenues, the amount is also affected by royalties for specific functionality included in software contracts.

Costs of Services.  Costs of services consist primarily of compensation expenses for technical support, education, and professional services personnel and other costs associated with supporting our resellers and end-user customers. Costs of services increased from $2.9 million for the three months ended September 30, 2002, to $3.0 million for the three months ended September 30, 2003.  Costs of services increased from $8.8 million for the nine months ended September 30, 2002, to $9.4 million for the nine months ended September 30, 2003.  As a percentage of services revenues, cost of services represented 57% and 46% for the three months ended September 30, 2002 and 2003, respectively, and 63% and 51% for the nine months ended September 30, 2002 and September 30, 2003, respectively.  The dollar increase was primarily a result of increased services revenues, including costs to support the growing customer base.  The decrease of cost of services as a percentage of services revenues was related to continued operating efficiencies being realized by our services resources as our customer base grows.  While we anticipate that costs of services may increase as we add more customers and service our existing customer base, we also believe there is an opportunity for costs of services to slightly decline as a percentage of services revenues.

Sales and Marketing.  Sales and marketing expenses primarily consist of compensation expenses (including sales commissions), travel expenses, trade shows, telemarketing campaigns, public relations and other promotional expenses.  Sales and marketing expenses decreased from $5.2 million for the three months ended September 30, 2002 to $5.0 million for the three months ended September 30, 2003.  This decrease was primarily the result of reduced sales commissions associated with lower software revenues.  Sales and marketing expenses decreased from $15.9 million for the nine months ended September 30, 2002, to $15.1 million for the nine months ended September 30, 2003.  This decrease was primarily the result of reduced compensation and discretionary marketing expenditures following the implementation of our 2002 restructuring plans, and somewhat reduced sales commissions associated with lower software revenues.  We plan to increase sales and marketing efforts if performance dictates and/or attractive opportunities present themselves in the future.

Research and Development.  Research and development expenses consist primarily of compensation and related expenses for our developers and, to a lesser extent, third party efforts to develop new products and enhance existing products, including adapting our products for specific non-English languages and allowing our products to effectively run with alternative hardware configurations.  Research and development expenses decreased from $3.7 million for the three months ended September 30, 2002 to $3.3 million for the three months ended September 30, 2003. Research and development expenses decreased from $11.4 million for the nine months ended September 30, 2002, to $10.3 million for the nine months ended September 30, 2003.  The decrease was related to lower headcount due to our 2002 and 2003 restructuring plans and lower depreciation expense.  Currently, all costs related to research and development of our products are charged to research and development expense as incurred.

General and Administrative.  General and administrative expenses consist primarily of compensation for our administrative, financial, and information technology personnel, and a number of non-allocable costs, including bad debt, legal and other professional services fees. General and administrative expenses increased from $1.4 million for the three months ended September 30, 2002 to $1.5 million for the three months ended September 30, 2003.  General and administrative expenses increased from $4.2 million for the nine months ended September 30, 2002, to $4.4 million for the nine months ended September 30, 2003.  We believe our general and administrative expenses will remain constant or be slightly higher in the remainder of 2003 over 2002 due to increased costs from our new headquarters building.

Restructuring Charges. For the nine months ended September 30, 2003, we incurred $3.2 million in restructuring charges related to the restructuring of our European operations and relocation of our worldwide headquarters. For the nine months ended September 30, 2002, we incurred $682,000 of restructuring charges related to a general headcount reduction.

In February 2003, we announced our plan to downsize and reorganize resources in Europe, the Middle East, and the African (“EMEA”) region.  Our French office was significantly affected.  Of the 20 positions located in France, seven positions were transferred to other EMEA offices, eight positions were eliminated, two positions remain to be eliminated and three positions remain in France.  We currently anticipate future charges of $200,000 to $250,000 related to the EMEA reorganization.

Additionally, we moved our world-wide headquarters to a new building in Indianapolis, Indiana in 2003.  Effective April 1, 2003, all Indianapolis-based employees, equipment and furniture were relocated to the new facility.  We continue to owe lease payments on the previous headquarters through March 1, 2004.  We determined that the remaining lease payments on the previous headquarters, net of sublease income, qualified as exit costs and were recognized in accordance with SFAS 146 as restructuring charges.  We subleased approximately 14% of our vacated office space during the quarter ended September 30, 2003 and recognized scheduled lease payments over the sublease life during the quarter ended September 30, 2003 of $118,000.  We do not anticipate additional exit charges related to our previous headquarters.

Interest income, net

Interest income, net decreased from $86,000 for the three months ended September 30, 2002 to $36,000 for the three months ended September 30, 2003.  Interest income, net decreased from $319,000 for the nine months ended September 30, 2002, to $132,000 for the nine months ended September 30, 2003.  Both decreases resulted from a combination of a decrease in effective interest rates and less invested cash.

Income taxes

For U.S. corporate income tax purposes, we did not recognize a tax benefit related to U.S. federal or state income taxes during the three or nine months ended September 30, 2002 or September 30, 2003 because of the uncertainty of eventually realizing the benefits of our operating losses. However, we did recognize tax expense related to our international operations of $50,000 and $54,000 for the three months ended September 30, 2002, and September 30, 2003, respectively, and tax expense of $150,000 and $179,000 for the nine months ended September 30, 2002 and September 30, 2003, respectively.

As described in Note 4 of our Notes to the Condensed Consolidated Financial Statements, we have received a notification from the French government as a result of a tax audit that had been conducted encompassing the years 1998, 1999, 2000, and 2001.  The total assessment is approximately 2.6 million Euros or approximately $3.0 million.  We are appealing the assessment, but cannot assure you that this matter will be resolved without litigation, that it will not take several years to resolve or that we will not have to pay some or all of the assessment.

Liquidity and Capital Resources

As of September 30, 2003, we had cash and cash equivalents of $12.1 million, $3.0 million in short term investments and a working capital deficit of $2.2 million.  Excluding liabilities related to deferred revenues of $20.6 million from the working capital calculation, we have a working capital balance of $18.4 million.

Our operating activities resulted in a net cash inflow of $1.9 million for the nine month period ended September 30, 2003, and a net cash outflow of $2.7 million for the nine month period ended September 30, 2002. The net operating cash inflow for the first nine months of 2003 was primarily the result of our net loss, offset by non-cash depreciation, a decrease in accounts receivable, and an increase in accounts payable (primarily related to restructuring charges).  The net operating cash outflow for the first nine months of 2002 was primarily the result of our operating loss and a decrease in deferred revenues, partially offset by the non-cash depreciation amount and a decrease in accounts receivable.

Our investing activities have consisted primarily of capital expenditures for property and equipment and purchases and sales of investments. Our investing activities resulted in a $4.0 million inflow for the nine month period ended September 30, 2003 and a $6.6 million outflow for the nine month period ended

September 30, 2002. The inflow for the first nine months of 2003 was attributed to the net sale of available-for-sale investments, partially offset by capital expenditures for property and equipment. The net outflow for the first nine months of 2002 was attributable to net purchases of available-for-sale investments and capital expenditures for property and equipment.  At September 30, 2003, we do not have any material commitments for future capital expenditures.

In April 2001, we entered into a non-cancelable operating lease agreement for a new, approximately 120,000 square foot, corporate headquarters building that we moved into in April 2003.  Over the life of the 15 year lease, we are committed to expend approximately $35.1 million in rent payments.

For the nine months ended September 30, 2003, we generated $270,000 from financing activities, which was attributable to both the issuance of common stock and stock option exercises.  For the nine months ended September 30, 2002 we generated $447,000, which was related to both the issuance of common stock and stock option exercises.

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

Recently Issued Accounting Standards

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within the scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  Adoption of this statement did not have a significant impact on the Company’s financial position or results of operations.

Factors that may affect our future operating results are set forth below:

THE OVERALL ECONOMIC CLIMATE MAY BE WEAK

Our products typically represent substantial capital commitments by customers, involving a potentially long sales cycle. As a result, customer purchase decisions may be significantly affected by a variety of factors, including general economic trends in the allocation of capital spending budgets for communication software, services and systems, lengthened sales cycles, customer approval processes, and market conditions, which have resulted in many of our customers delaying and/or reducing their capital spending related to information systems. If the economy is weak, demand for our products could decrease, resulting in lower revenues.

WE HAVE HISTORICALLY INCURRED LOSSES AND WE MAY NOT SUSTAIN PROFITABILITY

Since inception, the first quarter of 2003 is the only quarter we have been profitable. We incurred net losses of $7.7 million, $11.0 million, and $15.1 million in 2002, 2001, and 2000, respectively.  At September 30, 2003, we had accumulated net losses since inception of $60.1 million. We intend to continue to make significant investments in our research and development, marketing, services and sales operations. These expenses could precede any revenues generated by this spending. As a result, we may continue to experience losses and/or negative cash flow from operations in future quarters.

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

OUR SERVICES REVENUES ARE DEPENDENT ON OUR INSTALLED BASE OF CUSTOMERS

We have depended and will continue to depend on our installed customer base for additional future revenues from services, including annual license fees and annual maintenance fees. There can be no assurance that current installed customers will pay annual renewal fees or annual maintenance fees in future periods. As a consequence, our operating results, cash flows and liquidity would likely be adversely affected. Our failure to obtain new customers or additional orders from existing customers could also materially affect our operating results.

ANY DECREASE IN OUR LICENSING ACTIVITY IS LIKELY TO RESULT IN REDUCED SERVICES REVENUES IN FUTURE PERIODS

Our services revenues are generated primarily from annual renewal fees, annual maintenance fees, educational services, and professional services. A decrease in our services revenues could follow a decrease in our licenses revenues. Our ability to maintain or increase our services revenues depends in large part on our ability to increase our software licensing activity.

OUR MAIN SUPPLIERS OF VOICE PROCESSING BOARDS MAY BECOME UNWILLING OR UNABLE TO CONTINUE TO MANUFACTURE AND SUPPLY US WITH VOICE PROCESSING BOARDS, REQUIRING US TO INTRODUCE A SUBSTITUTE SUPPLIER WHICH COULD PROVE DIFFICULT OR COSTLY

Intel Corporation (who acquired Dialogic Corporation) and AcuLab plc are our primary suppliers of the voice processing boards that are used by a majority of our end-user customers for the operation of our products. If a majority of future end-user customers desire to utilize the voice processing boards to enable our products and these suppliers become unable or unwilling to continue to manufacture and supply these voice processing boards in the volume, price and technical specifications we require, then we would have to adapt our products to a substitute supplier. We may not be able to successfully introduce voice processing boards made by a substitute supplier into the available versions of our products. In addition, introducing a substitute supplier of voice processing boards could result in unforeseen additional product development or customization costs and could also introduce hardware and software operating or compatibility problems. We cannot assure you that these issues will not affect product shipments, will not be costly to correct, will not damage our reputation in the markets in which we operate, or will not have a material adverse affect on our business, financial condition or results of operations.

WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY RIGHTS ADEQUATELY, WHICH COULD ALLOW THIRD PARTIES TO COPY OR OTHERWISE OBTAIN AND USE OUR TECHNOLOGY WITHOUT AUTHORIZATION

We regard our software products as proprietary. In an effort to protect our proprietary rights, we rely primarily on a combination of copyright, trademark and trade secret laws, as well as patents, licensing and other agreements with consultants, suppliers, strategic and OEM partners, resellers and end-user customers, and employee and third-party non-disclosure agreements. These laws and agreements provide only limited protection of our proprietary rights. We currently hold three patents and have filed numerous other patent applications relating to technology embodied in our software products. We hold 17 U.S. trademark registrations and 28 foreign trademark registrations and have numerous other trademark applications pending worldwide, as well as having common law rights in other trademarks and service marks. We hold one registered copyright. It may be possible for a third party to copy or otherwise obtain and use our technology without authorization. A third party could also develop similar technology independently. In addition, the laws of some countries in which we sell our products do not protect our software and intellectual property rights to the same extent as the laws of the United States. Unauthorized copying, use or reverse engineering of our products could materially adversely affect our business, results of operations or financial condition.

We license technology that is embedded in our products from others. If one or more of these licenses terminates or cannot be renewed on satisfactory terms, we would have to modify the affected products to use alternative technology or eliminate the affected product function, either of which could have a material adverse effect on us.

INFRINGEMENT CLAIMS COULD ADVERSELY AFFECT US

Third parties have claimed or may in the future claim that our technology infringes their proprietary rights. As the number of software products in our target markets increases and the functionality of these products overlap, we believe that software developers may face additional infringement claims.  See Note 4 of our Notes to Condensed Consolidated Financial Statements for a description of contingencies.

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

Also, in connection with our effort to streamline operations, reduce costs and rationalize our staffing and structure, we initiated headcount reductions in both 2001 and 2002 of approximately 10% -12% each year. There were substantial costs associated with the workforce reductions related to severance and other employee-related costs, and our restructuring plans may still yield unanticipated consequences, such as attrition beyond our implemented headcount reductions. As a result, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. These reductions in workforce may reduce employee morale and may create concern among existing employees about job security, which may lead to increased turnover. These reductions in headcount may still subject us to the risk of litigation. In addition, recent trading levels of our common stock have decreased the value of the stock options granted to employees pursuant to our stock option plans. As a result of these factors, our remaining personnel may seek employment with larger, more established companies or companies they perceive as having less volatile stock prices.

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

OUR INTERNATIONAL OPERATIONS INVOLVE FINANCIAL AND OPERATIONAL RISKS

Our international operations require significant management attention and financial resources to establish and operate, including hiring appropriate personnel and recruiting effective international resellers. Non-North American revenues accounted for 15%, 19%, 22%, and 25% of our total revenues for the nine months ended September 30, 2003, and for the years ended 2002, 2001, and 2000, respectively. To date, our products have been licensed outside North America primarily in Western Europe, South Africa, and Australia. We also have marketing efforts in Japan, Korea, China and Central and South America. We intend to continue to emphasize our international operations and we may enter additional international markets. Revenues from international operations may be inadequate to cover the expenses of those operations. In addition to foreign currency fluctuation risks described in the next risk factor, other risks inherent in our international business activities, in the countries in which we have licensed our products to date and in those countries in which we operate and could expand into, generally could include the following:

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

OUR COMMON STOCK IS SUBJECT TO VARIOUS LISTING REQUIREMENTS

The various markets operated by The Nasdaq Stock Market have quantitative maintenance criteria for continued listing of common stock. We may be delisted from one or more Nasdaq markets if we fail to comply with the criteria.  While we believe that we currently meet criteria for a market operated by The Nasdaq Stock Market, we can offer no assurance that our common stock will continue to meet the various criteria for continued listing on any market operated by The Nasdaq Stock Market.  Any delisting may result in a reduction in the liquidity of our common stock, which may have a material adverse effect on the price of our common stock.

REGULATORY CHANGES MADE TO GENERALLY ACCEPTED ACCOUNTING PRINCIPLES OR CORPORATE GOVERNANCE MATTERS MAY IMPACT OUR BUSINESS

Revisions to generally accepted accounting principles will require us to review our accounting and financial reporting procedures in order to ensure continued compliance with required policies. From time to time, such changes may have a short-term impact in the reporting that we do, and these changes may impact market perception of our financial condition.  In addition, legislative changes and the perception these changes create can have a material, adverse effect on our business.  For example:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We develop products in the United States and sell licenses in North America, Europe, the Asia/Pacific region, South Africa, and Central and South America. As a result, our financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. As most sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets.  Additionally, as our business matures in foreign markets, we may offer our products and services in certain local currencies.  As a result, we will be subject to foreign currency fluctuations which may have an adverse affect on us.

We manage our interest rate risk by maintaining an investment portfolio with debt instruments of high credit quality and relatively short average maturities. We also manage interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity.

Item 4.  Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003 pursuant to Rule 13a-15(b) of the Exchange Act.  Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On September 30, 2003, Recursion Software, Inc. filed suit in Dallas, Texas County court against the Company alleging breach of contract and money due under claims of quantum meruit and unjust enrichment.  Recursion claims that the Company incorporated Recursion Software into one of the Company’s products in breach of the underlying license.  No dollar amount has been stated in the action.  The Company believes that it has strong defenses to the claims and it intends to vigorously defend against the action.

The Company is also subject to various legal proceedings and claims that arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s business, operating results or financial condition. However, litigation in general, and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict.

See Note 4 of our Notes to the Condensed Consolidated Financial Statements for a description of contingencies.

Item 5. Other Information

Effective September 22, 2003, Randall L. Tobias resigned from our Board of Directors and related committees.  He advised us that his resignation was in anticipation of his appointment by the President of the United States to serve as his Ambassador and Global Aids Coordinator.

Effective November 14, 2003, Stephen R. Head has been named as our Chief Financial Officer.  He replaces Keith A. Midkiff, who has resigned as our Chief Financial Officer, Corporate Secretary and Treasurer effective that same date.  Mr. Head has been Chief Financial Officer for Web security applications developer, Gilian Technologies Ltd., since 2001, and was Chief Financial Officer for e-commerce company, planet U, Inc., from 1999 to 2001.  Prior to that, he held positions of Vice President of Finance and Chief Financial Officer for Indianapolis-based Made2Manage Systems, Inc. and Software Artistry, Inc.  Mr. Head began his career in public accounting with KPMG LLP, holds an M.B.A. degree from Indiana University, and is a certified public accountant.

Item 6. Exhibits and Reports on Form 8-K.

(a)          Exhibits

10.9  Employment Agreement between the Company and Donna LeGrand dated August 11, 2003

31.1  Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2  Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Donald E. Brown, M.D., CEO, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Keith A. Midkiff, CFO, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)         Reports on Form 8-K

1.  On July 22, 2003, the Company furnished, not filed, a Form 8-K attaching a press release describing its results of operations for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interactive Intelligence, Inc.
(Registrant)

By	/s/ Keith A. Midkiff

Keith A. Midkiff
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Date: November 14, 2003