Form 10-K
period 2003-12-31
INTERACTIVE INTELLIGENCE INC
filed 2004-03-25
CIK 1083318

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

        As of June 30, 2003, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $23,337,902, assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are "affiliates".

        As of February 29, 2004 there were 15,811,266 shares outstanding of the registrant's common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for its 2004 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

PART I.

Item 1. Business.

Company Overview

        We are a leading provider of software applications for contact centers and are leveraging that leadership position to provide mission critical voice over Internet protocol (VoIP) applications to enterprises. We sell into four distinct markets, all of whose needs are increasing for VoIP-based systems:

  •
  Contact Centers

  •
  Enterprise IP Telephony

  •
  Unified Communications, and

  •
  Self-service Automation.

        Our principal competitors are hardware vendors who offer proprietary approaches using a combination of phone systems, call distributors, voicemail systems, and interactive voice response (IVR) systems equipment. We offer a software solution based on Microsoft Windows that resides on a customer's network and uses an open communications protocol called Session Initiation Protocol (SIP) for VoIP networking. This open approach typically results in lower overall costs for phone devices, system maintenance, and customer networking. Our software applications are also pre-integrated to many popular business applications such as financial, customer relationship management (CRM) and enterprise resource planning (ERP) software, thereby automating and tracking business transactions to customer interactions. We are best known for our bundled suite of contact center applications that includes multi-media customer contact management for phone calls, Web chat, Web callback, e-mail queuing, customer defined queues, and integrated speech recognition applications.

        We market our software applications around the globe both directly to customers and through over 135 value-added resellers. Our software applications are installed in over 30 countries and are available in 12 languages. We began licensing our software in 1997 and have experienced revenue growth from $1.6 million in 1997 to $51.5 million in 2003. Resellers and customers are certified through our professional education center and supported by a global support group.

        We were formed in 1994 as an Indiana corporation, and we maintain our executive offices at 7601 Interactive Way, Indianapolis, IN 46278. Our telephone number is 317-872-3000. We are on the Web at http://www.inin.com. Our periodic and current reports and all amendments to those reports required to be filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the investor relations e-mail address located on our Website.

Industry Overview and Current Developments

        The continued growth of high-speed Internet access and Internet-based commerce is causing organizations in many industries to shift from primarily phone-based communications to multi-media interaction management technology as a means of gaining a competitive advantage, increasing efficiency and providing better service. As a result, the communications industry is experiencing demand for new interaction management solutions. We have developed our software applications to provide solutions for the following major trends affecting interaction management.

Growth of Internet-based Interactions

        In addition to more traditional communications media such as telephone, voicemail, and fax, the growth of the Internet has expanded the number and complexity of communications media to include e-mail, Internet chat sessions, Web callback requests and voice over Internet conversations. Companies are increasingly utilizing the Internet as an important channel for sales, distribution and customer service. Because of the use of the Internet for communications, these companies are deploying e-mail management and Web collaboration products in order to provide advanced customer service. Most companies currently interact through these media using separate devices, resulting in inefficient communication. As a result, organizations are re-evaluating their existing systems in order to address the requirements for a more complete communications environment.

Convergence of Voice and Data

        Voice traffic is increasingly moving from traditional, circuit-switched networks and devices to networks and devices based on the popular TCP/IP. This transition is referred to as the VoIP movement. Traditional PBXs are being replaced by so-called "softswitches" that are provided by us and other vendors such as Cisco Systems, Inc. (Cisco) and 3Com Corporation. This transition is causing many organizations to look for application platforms that can work effectively with these new IP-based systems to provide a wide range of communication services.

Evolution of Call Centers to Contact Centers

        In an increasingly competitive environment, businesses are attempting to differentiate themselves with superior customer service and support. They are also improving the level of service they offer over the Internet. Historically, businesses have had a call center dedicated to inbound and outbound phone calls. With the increase in multi-media communications in customer service and sales, organizations have begun implementing formal contact centers, which are designed to manage voice-based and Internet-based customer interactions. Historically, call centers often required organizations to purchase several different communications devices such as a PBX, an IVR system, an automated call distributor (ACD), a predictive dialer and a call logger to simply handle voice-based interactions, and then spend time and money to integrate these disparate devices.

Increasing Need to Integrate Telecommunications and Information Systems

        Typically, telecommunications systems and information systems have been separate and distinct. To more effectively and efficiently interact, both internally and externally, businesses need to seamlessly access and utilize these two systems. Products referred to as computer telephony integration (CTI) middleware have been designed to integrate various types of telecommunications devices with information technology. For example, an application "screen pop" makes a window pop up on a contact center agent's monitor with information about a call at the same time that the agent's telephone or headset rings. This allows the agent to see all the information, usually provided by a packaged CRM or ERP application, necessary to assist the customer. With CTI middleware, even simple applications, such as screen pops, can be difficult and expensive to implement.

        We believe the traditional approach of using CTI middleware software products to integrate communications and information systems suffers from a number of fundamental problems. Implementing this type of solution is both expensive and time consuming, and the total cost of ownership over time is high due to the multiple points of configuration, administration and maintenance. Modification and management of a traditional integrated infrastructure are also difficult since each device is independently configured by different vendors. For instance, hiring a new agent may require configuring a new extension in the PBX, defining a new mail box in the voicemail system and creating a new agent entry in the ACD. This process is expensive, time consuming, and may even result in information being lost or inconsistently entered into each device. We also believe that this traditional multi-device approach makes it more difficult for businesses to interact over the Internet and requires additional devices and more integration, further complicating the current situation.

Migration from Voicemail to Unified Messaging

        When voicemail, faxes and e-mail are combined into a unified "in-box" accessible via computer or telephone, the result is referred to as unified messaging. Although available for over ten years, unified messaging has yet to penetrate organizations extensively, despite the proven productivity gains. However, as many voicemail and fax systems reach end-of-life and as e-mail as a communication medium continues to gain momentum, businesses increasingly upgrade to unified messaging solutions that integrate with existing PBXs, are VoIP telephony ready, and natively support "best-of-breed" e-mail and directory servers, which are already part of most information technology and telecommunication infrastructures.

Target Markets

        Since the general communications technology marketplace is very diverse, we have specifically targeted the following broad markets with our solutions.

Contact Centers

        We have been at the forefront of the transition from multi-box CTI-based call center technology to pre-integrated bundled contact center suite solutions. Our self-service and agent-based solutions intelligently route, monitor, record, administer and report on phone, fax, e-mail and Web contacts across one or multiple locations.

Enterprise IP Telephony

        We are leveraging our strength in the contact center market to provide VoIP in the form of an IP-based PBX (IP-PBX) that meets the needs of the entire organization. Our application software is especially well suited to meet the growing communications demands of most enterprises and especially those based on Microsoft technology. We specifically target distributed organizations and those with mobile and remote workforces wishing to improve organizational efficiency and productivity. The IP-PBX market is a high growth market that is growing at over a 50% rate according to Gartner Research Group. We target organizations that can benefit from an IP-PBX or combined IP-PBX and contact center solution and have 50 to 5,000 stations.

Unified Communications

        The change in manufacturers for traditional voicemail systems, along with the popularity of unified communications, has opened the door for us to move into the unified communications market. Many existing voicemail systems are considered antiquated and are nearing end-of-life. As a result, companies are evaluating their messaging requirements. With the popularity of e-mail as well as mobile communications technology, businesses require more than simple voice messaging. Consequently, we offer the ability to deliver live communications to desk phones, mobile phones, and other telephony-enabled devices and only resort to offering voicemail to a caller when the called party is truly unavailable. We feel we are well positioned in this market with an open software approach that is also VoIP-enabled.

Self-Service Automation

        We offer customer self-service solutions such as speech-enabled IVR and e-mail and Web self-service technology that help organizations reduce cost while standardizing customer service options. Popular applications for self-service include order status inquiry, transportation route information and automated banking and financial transactions.

Interactive Intelligence Single System Approach, Products and Customer Support and Services

Single System Approach

        We provide a comprehensive set of communications and interaction management solutions that require little or no integration. Our Interaction Center Platform®-based products are capable of processing thousands of interactions per hour, including telephone calls, e-mails, faxes, voicemail messages, Internet chat sessions, Web collaboration and call-back requests and VoIP calls.

        We believe that the differentiating characteristics of our software applications enable our customers to more effectively communicate and interact with their constituencies at a lower total cost of ownership compared to the use of traditional computer telephony integration products. The strategic advantages of our single system approach are described in the following sections.

Standards-based VoIP Capabilities

        Our software applications incorporate native VoIP capabilities based on SIP, an international standard developed by the Internet Engineering Task Force (IETF) and adopted by a number of industry leaders including Microsoft Corporation (Microsoft). These SIP capabilities allow our products to make use of a wide variety of telephones, gateways, and other telephony devices from many different vendors.

Greater Ability to Utilize the Internet

        Our products allow organizations to offer Internet-based interaction options to their customers. These interaction options include e-mail, text chat, Web collaboration and callback requests, and VoIP calls. Such options are critical for effective e-commerce and Web-based customer service.

Broader Range of Functions

        Unlike traditional systems that require customers to purchase separate products to attain broader functionality, our products offer a broad, integrated suite of communications features, including telephony, e-mail processing, automatic call distribution, interactive voice response, inbound and outbound fax, conferencing, call recording, call monitoring and Web interaction and event processing. Our products also include facilities that allow supervisors to obtain numerous reports and to view communications statistics in real time. We believe that, collectively, these capabilities allow our customers to improve customer satisfaction and increase internal efficiency.

Reduced Need to Integrate Disparate Technologies

        Traditional communications systems generally require significant integration efforts for the different components to work together effectively. This integration often involves the purchase of expensive hardware, middleware and services. Our software application pre-assembles all of the necessary components, allowing customers to concentrate their efforts on improving business operations. Additionally, our software applications can be used to supplement the capabilities of a PBX to provide Web-based interaction management, unified messaging, IVR or departmental contact center services.

Open Architecture and Greater Compatibility with Leading Technologies

        Traditional telecommunications devices are based on proprietary, closed architecture, which often limits the customer's ability to change or customize the products. Frequently, even simple changes such as adding a new employee or changing an employee's location require intervention by the vendor.

        Our solutions are built around industry standard hardware and software components such as Intel Corporation (Intel) microprocessors and the Microsoft Windows operating system. Our open architecture allows customers to easily configure our software applications to meet their specific communications needs and to make hardware or software modifications as necessary. For example, if a customer needs more space for voicemail recordings, the customer can simply purchase a larger disk drive on the open market. Our products also interoperate easily with popular information technology products, including:

  •
  E-mail servers, including Microsoft Exchange Server, Lotus Notes, Novell GroupWise and SunOne Messaging Server;

  •
  Database systems, including those from Oracle Corporation, Sybase, Inc., Microsoft and International Business Machines Corporation (IBM);

  •
  Mainframe systems, including those that support 3270 and 5250 terminal emulation;

  •
  Web servers, including those from Microsoft, America Online, Inc. and Apache Digital Corporation;

  •
  Network management systems, including Hewlett-Packard Company's HP OpenView, IBM Tivoli NetView and Computer Associates International, Inc.'s Unicenter TNG;

  •
  CRM and ERP systems, including those from Microsoft, Siebel Systems, Inc. (Siebel), Peoplesoft, Inc., SAP Corporation (SAP), Pivotal Corporation, E.piphany, Inc. and Onyx Software Corporation; and

  •
  Enterprise directories, including Microsoft Active Directory, Novell NDS e-Directory and Sun/iPlanet Directory Server.

Lower Total Cost of Ownership

        We believe that our software applications can result in a lower total cost of ownership in comparison to traditional communication systems with similar functionality, which typically consist of multiple components. Our software applications are specifically built to reduce administration and configuration while delivering standard communications features. This results in a lower total cost of ownership due to the reduced training and time and expense typically required to maintain a multiple component interaction management system.

Greater Ability to Customize Communications to Meet Specific Needs

        While our software applications can be deployed quickly with minimal configuration, organizations can also customize many aspects of their communications processing using our graphical application generator, Interaction Designer®. This means our applications can serve as a platform upon which organizations can build highly tailored communications processes for their customers, employees or other users. It also means that our customers need to learn only a single tool in order to customize their dial plans, call distribution rules, IVR menus, Web services, voicemail systems, fax applications and other communications applications.

Products

        We have developed a comprehensive line of software applications to serve the communications and interaction needs of our customers. We currently market and license the following products.

Customer Interaction Center® or CIC

        CIC is a bundled software communications application suite specifically designed to meet the demanding performance requirements of customer-driven organizations and contact centers. CIC enables organizations to easily combine all types of customer interactions such as phone, fax, e-mail and Web contact. CIC includes the functionality of a PBX, ACD, IVR, fax server, voicemail/unified messaging system and digital recording system and includes application screen pop, support for various Web services, contact history tracking and the Interaction Designer graphical application builder. CIC's comprehensive all-in-one communications architecture eliminates the cost and time associated with multi-vendor integration found in traditional contact center environments and also meets the enterprise telecommunications, IP telephony and messaging needs of small to mid-sized organizations. CIC can be deployed at a single location or implemented as a multi-site communications solution.

Enterprise Interaction Center® or EIC

        We are leveraging our recognized technology leadership position for contact center applications to provide mission critical VoIP-based business communications solutions for the entire enterprise with the EIC IP-PBX which provides a complete VoIP solution based on the Microsoft platform and Intel's Netstructure Host Media Processing software. EIC is specifically targeted at small to medium sized businesses based on Microsoft software. Our software applications are an alternative to proprietary phone systems and vendor lock-in and are based on the industry-accepted open protocol SIP to lower costs of devices and VoIP networking. Unlike Cisco Systems, Inc. (Cicso), Nortel Networks Corporation (Nortel), Avaya Inc. (Avaya) and other PBX hardware manufacturers, EIC is pre-integrated with Microsoft applications such as Windows network operating system, Microsoft Exchange, SQL Server, Great Plains and Microsoft MS-CRM.

Communité™

        Communité is a unified messaging solution that connects to an existing PBX switching architecture and replaces legacy voicemail systems. It integrates with corporate e-mail systems such as Microsoft Exchange, iPlanet, and Lotus Notes to place voicemail messages and faxes into each user's e-mail inbox. Users can access their messages by means of an e-mail client, a Web browser or a touch-tone phone. In addition to these unified messaging capabilities, Communité provides one-number "follow me" features, call recording, and other personal communication management features. Communité also supports the customer's choice of telephony interface and allows the customer to migrate to VoIP telephony now or in the future. This investment protection is highly important to companies who are replacing outdated voicemail systems and will soon be faced with migration to VoIP-based phone systems.

Interaction Recorder®

        Interaction Recorder is a complementary product that enhances CIC's, EIC's and Communité's on-demand recording capabilities by providing recording management for organizations, such as contact centers that generate large numbers of recordings. Interaction Recorder not only manages phone calls but also e-mails, fax documents and Web chat sessions. Recording rules select which interactions to record. Information related to the recording, such as customer name, account number and transactions selected, is indexed in a database to be used for recording categorization and ad-hoc queries. Interaction Recorder also compresses recordings to reduce storage requirements. Interaction Recorder allows organizations to periodically archive groups of recordings onto CDs, DVDs or other media and provides a user interface from which supervisors and other employees can later search for particular recordings and access them at any time.

Interaction Dialer®

        Interaction Dialer is an outbound campaign management solution that is complementary to CIC. Interaction Dialer provides call list management to define what numbers to automatically dial and to determine how outbound work should be processed. Interaction Dialer calculates exactly how many calls to place and when to make them, plus provides answering machine detection and other call analysis techniques, in order to maximize agent talk time. When an outbound call connects to an agent, Interaction Dialer automatically pops a campaign script displaying customer information to lead the agent through the call. Outbound calls can also be "blended" with inbound calls to further maximize agent productivity. Alternatively, calls can be automatically processed (such as to leave a voice message, send a fax document, etc.) without involving agents.

Interaction Director™

        Interaction Director provides intelligent call routing across sites for multi-site contact centers. Interaction Director collects near real-time information from connected CIC systems, including current expected hold times at each site, queue lengths, number of agents available and specific skills available. It then distributes incoming calls based on this information and configured routing rules, which are usually based on specifically defined service level goals. Interaction Director supports carrier-based pre-call routing via certified interfaces to AT&T Corporation, MCI Communications Corp. and Sprint Corporation, and it also supports post-call routing between locations using CIC.

e-FAQ™

        e-FAQ is an e-mail and Web self-service solution that allows organizations to quickly and easily make use of knowledge and content in the form of "Frequently Asked Questions" (FAQs). e-FAQ is used to turn static FAQ documents into interactive, searchable FAQs. The software application uses advanced artificial intelligence and linguistic techniques to examine inquiries, look for matches in a database of frequently asked questions, and automatically respond if an appropriate match is found. e-FAQ also allows the user to add knowledge by simply entering common questions and related answers via a Web browser interface. e-FAQ seamlessly integrates CIC, EIC and Communité to allow agents and business users to directly access frequently asked questions and answers while on the phone or responding to an e-mail or Web interaction, thus improving productivity and the consistency of responses.

Mobilité™

        Mobilité is a platform for the rapid development and deployment of business applications that runs on wireless PDAs such as RIM Blackberries, Palm operating system devices and Pocket PC devices. Mobilité includes an engine that runs on the user's PDA and an application server. Graphical tools allow developers to design the user interface and application flow. The Mobilité server can access databases, mainframes, e-mail systems, on-line corporate directories, Web services and other corporate information technology assets. In addition, it can generate phone calls and otherwise integrate with PBXs and VoIP systems. Mobilité applications can be deployed on any supported wireless device and are fully encrypted for end-to-end security. Applications can be updated at any time and updates are automatically distributed to users whenever they run an application, eliminating version control and software distribution problems.

Vocalité™

        Vocalité is a speech-enabled IVR system. The software application leverages the capabilities of the Interaction Center Platform underlying all of our products to allow organizations to create a variety of self-service applications. Callers can make use of touch-tones or spoken responses to navigate menus and perform transactions. Applications can access databases, mainframes, e-mail systems, on-line corporate directories, Web services and other information sources. A graphical application generator allows developers to quickly create and modify applications. Applications can be deployed without taking the server out of production and can run on multiple servers for scalability and fault tolerance.

Interaction SIP Proxy™

        Interaction SIP Proxy is SIP proxy server software compliant with the latest specification of the SIP standard and supporting all SIP methods and status codes. As a result, it functions as an intelligent router for various SIP-enabled devices such as SIP gateways, phones and computing platforms. It also supports an unlimited number of routing entries and destination entries with built-in retry capabilities for critical fault tolerance.

Customer Support and Services

        We recognize the importance of offering quality service and support to our resellers, partners, and customers. Our resellers and other partners provide some valuable initial support and services to our customers. We provide a wide range of services and support to all of these groups, including customer loyalty, technical support, education services and global professional services. These services are described in more detail in the following sections.

Customer Loyalty

        Customer Loyalty offers account management to customers and resellers. Customer Loyalty is responsible for coordinating issues within our internal structure and handling customer problems, including following up on the root cause of the problem to improve our business practices and our software applications.

Technical Support

        Our Technical Support staff offers global technical support for our resellers and customers 24 hours a day, seven days a week via phone, fax, e-mail and our Web site. Our engineers are located at our headquarters in Indianapolis, and in the United Kingdom, the Netherlands, Australia, Malaysia, Japan and Korea. We utilize our CIC product, leveraged with technologies such as knowledge base, CRM and the Web, to maximize the effectiveness of our support services and to offer superior services.

Educational Services

        Educational Services provides technical certification and advanced instruction via on-site courses, classroom presentations, and Web-based training. Education Services develops and maintains course curriculum for formal certification programs such as sales, product installation and troubleshooting, system administration and custom design. Web-based courses offer enhanced topics such as reporting, system administration, and computer-based user training. Resellers are required to maintain certifications to sell and support our products.

Global Professional Services

        Global Professional Services offers project management and implementation services. This group handles strategic accounts and augments reseller expertise on advanced offerings such as predictive dialing, speech recognition and third party CRM integrations. A series of packaged customer solutions are available from this group such as integration to SAP, Siebel, and Microsoft MS-CRM. These solutions allow partners to quickly install sophisticated applications for customers.

Business Strategy

        Our primary business objective is to leverage our leadership in the contact center marketplace with interaction management software in order to expand into the mainstream enterprise. Our strategy for achieving this mission is four-fold as described below.

Continue our Leading Technology Position

        We have significant expertise in contact center, telecommunications, software, and Internet technologies. We use this expertise to improve our product line with product functionality, maintainability, and scalability to differentiate our offerings in the markets we serve. We continue to improve and add to our VoIP offerings by leveraging the SIP protocol. This allows us to offer a single, open software solution for a wide variety of business communications needs such as IP-based contact centers and IP-PBX for enterprises. Our applications provide simplified system administration through a single point of administration for a variety of add-on modules such as recording management, predictive dialing, and multi-site call routing for large-scale contact centers. We are also continually improving our technology to address the requirements of large-scale customers for voicemail replacement and unified communications.

Package Whole Product Solutions

        For all markets served, our strategy is to appeal to a broader audience of customers and partners by packaging whole solutions for each product. For customers and partners this means simplified configuration and pricing, easier ordering, pre-packaged hardware and software and easy to understand support options. Hardware packaging makes the system easier for our partners to license and support by offering pre-determined system sizes of servers, telephony resource boards, and third-party devices such as SIP-compliant gateways and telephones. The strategy of system packaging means enhanced competitiveness against proprietary hardware-oriented companies.

Leverage Industry-Specific Solutions to Build Market Share

        We have customers in many industry groups. Our strategy is to utilize the knowledge gained and relationships we have built with our current customers and partners in significant industry segments to build industry-specific market share. Partners with specific industry expertise are encouraged to package solutions and license through our entire partner base. Industry solutions include offerings for credit unions, government, healthcare, enterprise virtual office applications, and banking, as well as many others.

Continue to Build and Improve our Global Partner Network

        We have strategic marketing and technology partners, distribution and reseller partners, and original equipment manufacturer (OEM) partners. Strategic marketing and technology partners such as Intel, Microsoft, Nuance Communications, Inc., Polycom, Inc. (Polycom) and Aculab USA, Inc. help us gain advantage through differentiated product offerings. For instance, we introduced the first SIP-based IP-PBX based on Intel's Host Media Processing software in 2003. Tight integration to Microsoft products differentiates our contact center and enterprise offerings. The Polycom relationship offers our customers choice of quality VoIP station devices.

        We use master distributors to build our partner network globally. Master distributors attract and support partners with software and hardware packages.

Research and Development

        Since leveraging technology is part of our strategic position, we continue to invest a substantial percentage of our revenue in research and development. Our development group is comprised of professionals with backgrounds in telecommunications, software and hardware from leading companies such as Microsoft, Lucent Technologies Inc., and Nortel. The combination of diverse technical and communications expertise contributes to our competitive advantage with a differentiated technology approach.

        We are both a Microsoft Certified Developer as well as a Microsoft Certified Solutions Provider. These designations provide us early access to Microsoft technology and the opportunity to develop products more quickly and which effectively interoperate with Microsoft products.

        Research and development expenses were $13.4 million, $15.1 million and $15.6 million in 2003, 2002 and 2001, respectively. The group is managed in technical teams with formal processes for enhancements, release management, technical reviews and quality assurance.

Global Distribution and Sales

Direct Sales

        We license direct in the U.S. and Canada primarily to the Fortune 1000 National accounts. We utilize our regional sales representatives as well as an inside sales force to generate potential opportunities in this market. Customers that directly licensed our software applications in 2003 included Peoplesoft, Chartway Federal Credit Union, University of Wisconsin, University of Texas, iTouchpoint, and Lockheed Martin.

OEM

        We have several OEM partners who sell and market our software applications as part of their product line. These partners leverage the Interaction Center platform technology to offer value to their customer base. OEM partners include Hitachi Information Technology in Japan and Perimeter Technology and Reynolds and Reynolds in the U.S.

Distribution

        Master distributors attract and support reseller partners. Master distributors typically offer value-added services to reseller partners to augment their services organizations. We currently partner with master distributors in the U.S., Latin America and the United Kingdom.

        Reseller partners sign directly with us or through the master distribution program. We have over 135 resellers globally with a presence in over 30 countries. We believe that we are unique in the industry with a prestigious network of "converged" resellers who understand voice and data networking. We continue to expand this partner network to cover geographic and product markets.

        In Europe, the Middle East and Africa (EMEA) we sell and distribute solely through partners across the region, with partners in the United Kingdom, Germany, the Netherlands, Sweden, Norway, South Africa, Turkey, Saudi Arabia and Israel. Our EMEA corporate headquarters are located near London, England.

        Our Asia/Pacific (APAC) region also sells and distributes solely through partners across the region, with partners in Japan, Korea, India, Malaysia, Australia, the Philippines and China. Our APAC corporate headquarters are located in Kuala Lumpur, Malaysia.

Marketing

        We have a formal marketing group that is organized by three departments: market communications, corporate marketing, and product marketing. Marketing staff are located in the United States, Malaysia, and the United Kingdom.

        Market communications manages public relations, technology analysts and trade publications. In order to increase our market awareness, we instituted an annual consultant/technology analyst summit that in 2003 was attended by Gartner, Yankee Group, Vanguard, and many other significant analyst firms.

        Corporate marketing handles all brand awareness and lead generation activities including trade shows, seminars, and Web-based marketing programs. This group leverages local and regional seminars with joint partners such as Intel, Microsoft and Polycom to generate qualified leads for partners and direct sales representatives. We also sponsor annual customer conferences and partner conferences.

        Product marketing focuses on packaging products to meet market and competitive requirements and working with our development group as well as hardware and software vendors, to ensure that a complete solution is presented to the customer.

Customers

        As of December 31, 2003, we had licensed our products to more than 1,100 active customers in North America, Europe, the Asia/Pacific region, Central and South America, and South Africa, including:

Financial Institutions
First Internet Bank of Indiana
AIG Credit Card
BankBoston
BMW Financial Services
Irwin Mortgage
Motorola Employee Credit Union
Shinsei Bank
Student Loan Consolidation
Waterfield Mortgage

Technology Companies
Lockheed Martin
Made2Manage
OSI Software
Peoplesoft, Inc.
Seagate Technology

Government
New York Police Department
State of Alabama
State of California
State of Indiana
State of Kentucky
U.S. Department of Commerce
U.S. Patent and Trademark Office
U.S. Postal Service

Healthcare
Abbott Laboratories
Blue Cross/Blue Shield of Rochester
Clarian Health
Community Health
Eli Lilly
Hospital for Sick Children
Ross Products
St. Vincent Hospital

Retail
1-800-Contacts
1-800-Pet-Meds
Abercrombie & Fitch Co.
Dollar Tree Stores
The Finish Line
IKEA
Kohl's Corporation
Trader Joe's
Walgreen's

Business Services
Century 21 Sheetz Realty
Ceridian Payroll Services
Cox Ohio Publishing
Park Place Entertainment
Robert Half International
Robert Orr Sysco Food Services
Sabre

Education
Brown University
Harvard University
Indiana University
Navy College Center
Ohio State
University of Michigan
University of North Carolina
University of Texas

        No customer or reseller accounted for 10% or more of our revenues in 2003, 2002 or 2001.

Competition

        The market for our software applications is highly competitive. Our competition varies depending on the different market segments where we license our software applications. Our main competitors in the contact center market are Aspect Communications Corporation, Avaya, Cisco, Concerto Software, Inc. and Nortel. Significant enterprise IP telephony competitors include 3Com Communications, Inc., Alcatel, Avaya, Cisco, Nortel and Siemens AG. In the unified communications market we compete mainly with Avaya, Cisco and Nortel. IVR competitors are primarily Avaya, Edify Corporation, Intervoice, Inc. and Nortel. We also compete with other new or recent entrants in each marketplace.

Intellectual Property and Other Proprietary Rights

        To protect our proprietary rights, we rely primarily on a combination of:

  •
  copyright, patent, trade secret and trademark laws;

  •
  confidentiality agreements with employees and third parties; and

  •
  protective contractual provisions such as those contained in license and other agreements with consultants, suppliers, strategic partners, resellers and customers.

Employees

        As of February 29, 2004, we had 335 employees worldwide, including 109 in research and development, 102 in client services, 88 in sales and marketing and 36 in administration. Our future performance depends in significant part upon the continued service of our key sales, marketing, technical and senior management personnel and our continuing ability to attract and retain highly qualified personnel. Competition for these personnel is intense and we cannot assure you that we will be successful in attracting or retaining these personnel in the future.

        We believe that we have a corporate culture that attracts highly qualified and motivated employees. We emphasize teamwork, flexible work arrangements, local decision-making and open communications. Every employee has been granted stock options. None of our employees is represented by a labor union. We have not experienced any work stoppages. We have had certain Company-initiated workforce reductions (See Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K). We consider our relations with our current employees to be good.

Item 2. Properties

        We moved our corporate headquarters to a new 120,000 square foot office building in Indianapolis, Indiana in April 2003. We lease the building and as of December 31, 2003, the lease required payments of $33.6 million over the remaining term of the lease, which expires on March 31, 2018. For the previous headquarters office we are obligated to pay lease payments through February 29, 2004 for certain parts of the building and February 12, 2005 for a smaller portion of the building. The remaining lease payments related to our previous headquarters as of December 31, 2003 totaled $360,000.

        We also lease space for our various sales, services and development offices located throughout the United States and in many of the international markets that we serve. All of these leases are short-term leases.

        We believe that all of our facilities, including our new corporate headquarters, are adequate and well suited to our business. Because we moved our corporate headquarters before our lease on the corporate offices previously occupied expired, we do have some additional capacity in Indianapolis, Indiana. We have subleased some of this unutilized space. In addition, we are actively pursuing a subleasing arrangement for a small portion in our new corporate headquarters.

        See Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources for further discussion.

Item 3. Legal Proceedings

        From time to time we have received claims from competitors and other technology providers claiming that our technology infringes their proprietary rights. One such claim has resulted in a legal proceeding being filed against us, which is described below. We cannot assure you that these matters can be resolved amicably without litigation, or that we will be able to enter into licensing arrangements on terms and conditions that would not have a material adverse effect on our business, financial condition or results of operations.

        In July 2002, we received a letter from a consulting firm that has been retained by a telecommunication technology provider to develop and implement a licensing program based on the technology provider's patents. The consulting firm believes that we have infringed on the technology provider's propriety rights and therefore feels that a licensing agreement between us and the technology provider is appropriate. We believe that the technology subject to this claim is not significant to the software we license. We believe that this matter can be resolved without a material adverse effect on our business, financial condition or results of operations, however we cannot provide assurance as to the outcome.

        In December 2002, we received a letter from one of our resellers requesting indemnification related to a request that the reseller had received for indemnification from a customer. The customer had received a letter from a third party indicating that the customer may be infringing patents held by the third party. To date, our patent counsel has not determined the validity or the applicability of these patents as they relate to our products or whether the reseller is entitled to indemnification. We believe that this matter can be resolved without a material adverse effect on our business, financial condition or results of operations, however we cannot provide assurance as to the outcome.

        On September 30, 2003, Recursion Software, Inc. filed suit in Dallas County Court in Dallas, Texas against us alleging breach of contract and money due under claims of quantum meruit and unjust enrichment. Recursion claims that we incorporated Recursion Software into one of our products in breach of the underlying license. No dollar amount has been stated in the action. We believe that we have strong defenses to the claims and intend to vigorously defend against the action. We believe that this matter can be resolved without a material adverse effect on our business, financial condition or results of operations, however we cannot provide assurance as to the outcome.

        In November 2002, we received a notification from the French government as a result of a tax audit that had been conducted encompassing the years 1998, 1999, 2000 and 2001. These assessments claim various taxes are owed related to Value Added Tax ("VAT") and corporation taxes in addition to what has previously been paid and accrued. As of December 31, 2003, the assessment related to VAT was approximately $2.9 million and the assessment related to corporation taxes was approximately $378,000. Our tax counsel has assessed the possibility of us paying the assessment related to VAT as remote and the assessment related to corporation taxes as reasonably possible, therefore we have not accrued for these amounts. We are appealing the assessments, but cannot assure you that these matters will be resolved without litigation or that we will not have to pay some or all of the assessments.

        From time to time, we are also involved in certain legal proceedings in the ordinary course of conducting our business. While the ultimate liability pursuant to these actions cannot currently be determined, we believe these legal proceedings will not have a material adverse effect on our financial position or results of operations. Litigation in general, and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        Our common stock began trading on The NASDAQ Stock Market® under the symbol ININ on September 23, 1999. Prior to that date, there was no public market for the common stock. The following table sets forth, for the fiscal quarters indicated, the high and low sales prices of our common stock as reported by The NASDAQ Stock Market.

	High	Low
2002
First quarter	$9.00	$4.54
Second quarter	5.10	2.50
Third quarter	3.52	2.50
Fourth quarter	3.60	1.49
2003
First quarter	3.80	2.53
Second quarter	4.03	2.88
Third quarter	3.70	2.74
Fourth quarter	6.70	2.67

        As of March 15, 2004, we had 149 shareholders of record of our common stock. In addition, we believe we had approximately 4,200 beneficial owners, whose shares of common stock are held in the names of brokers, dealers and clearing agencies.

        We have never paid cash dividends on our capital stock and do not expect to pay cash dividends in the foreseeable future.

        On December 16, 2003, we issued 2,000 shares of common stock to Randall L. Tobias, a former director, in recognition of his service as a member of our Board of Directors. These shares were not registered under the Securities Act of 1933, as amended, and were exempt from registration requirements pursuant to Section 4(2) thereof.

Item 6. Selected Financial Data.

        The following selected consolidated financial data is qualified in its entirety by, and should be read in conjunction with, our Consolidated Financial Statements and the Notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-K.

Consolidated Statement of Operations Data:

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Revenues:
Software	$26,323	$28,323	$31,321	$16,784	$14,231
Services	25,189	19,483	16,625	10,475	4,850

Total revenues	51,512	47,806	47,946	27,259	19,081

Cost of revenues:
Software	1,190	986	959	540	194
Services	12,451	12,123	13,430	10,118	5,728

Total cost of revenues	13,641	13,109	14,389	10,658	5,922

Gross profit	37,871	34,697	33,557	16,601	13,159

Operating expenses:
Sales and marketing	20,782	21,022	21,987	16,596	10,175
Research and development	13,443	15,142	15,616	10,835	6,967
General and administrative	6,027	5,606	6,786	5,158	2,773
Restructuring and other charges	3,440	774	1,056	—	—

Total operating expenses	43,692	42,544	45,445	32,589	19,915

Operating loss	(5,821)	(7,847)	(11,888)	(15,988)	(6,756)
Interest income, net	163	412	1,169	1,108	(361)

Loss before income taxes	(5,658)	(7,435)	(10,719)	(14,880)	(7,117)
Income taxes	211	230	271	180	—

Net loss	$(5,869)	$(7,665)	$(10,990)	$(15,060)	$(7,117)

Net loss per share—basic and diluted	$(0.38)	$(0.50)	$(0.73)	$(1.06)	$(0.62)
Shares used to compute net loss per share	15,627	15,423	15,058	14,171	11,469

Consolidated Balance Sheet Data:

	December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Cash, cash equivalents and short-term investments	$15,469	$15,244	$22,084	$13,721	$23,365
Working capital	(2,667)	352	5,155	50	10,709
Total assets	33,259	35,166	43,508	34,453	32,370
Long-term debt	—	—	—	—	377
Total shareholders' equity	3,791	8,984	15,817	10,358	24,155

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

Overview

        We are a leading provider of software applications for contact centers and hope to leverage that leadership position to provide mission critical VoIP applications to enterprises. Our customers are in a wide variety of fields including financial institutions, government, healthcare and retail, among others. We are a global software provider with presence in North America, EMEA and APAC.

Financial Highlights

        In the initial years after we began licensing our software applications, our revenue growth was substantial. In the past two years, we have seen a decrease in worldwide spending on technology given the global economic slowdown, and as a result, our revenue growth has diminished. The information below shows our total revenues and percentage growth from the previous year since sales commenced (revenues in millions).

Year	Revenues	% Growth
2003	$51.5	8%
2002	47.8	0
2001	47.9	76
2000	27.3	43
1999	19.1	112
1998	9.0	467
1997	1.6	n/a

        We have experienced a change in our source of revenues with a shift from licensing software to a greater proportion of our revenue from services, which include license renewals and maintenance. Our software revenues have shifted from orders from new customers in 2001 to orders from existing customers in 2003, as shown below in the percentage of revenues from contract licenses each year by new and existing customers.

	Year Ended December 31,
	2003	2002	2001
Software licensed by new customers	29%	38%	55%
Software licensed by existing customers	71	62	45

        We believe that during the economic downturn and resulting decrease in technology spending, it became harder to market our products to new customers. Companies delayed changes to their systems and continued to use technology that they had in place. However, we believe that once companies have implemented our software and the personnel at these companies experience the capabilities and efficiencies of our software, these companies are increasing their technology spending for our software. Future licensing to new customers is dependent on the economy and whether companies will allocate their resources to upgrade their systems.

        Over the past three years our gross profits have increased and operating expenses have decreased. These improvements have been a result of cost reduction and containment efforts that have included staff reductions.

        We incurred restructuring charges in 2003 of $3.4 million related to costs associated with staff reductions, restructuring our EMEA resources and moving our worldwide headquarters to a new building in Indianapolis, Indiana. We incurred restructuring charges of $774,000 in 2002 related principally to costs associated with staff reductions and $1.1 million in 2001 related to the write-down of an investment and costs associated with staff reductions.

        We had approximately $15.5 million of cash and short-term investments as of December 31, 2003. We had borrowings from a line of credit as of December 31, 2003 of $2.8 million, but have since repaid the line in full. We believe that as our revenues grow and our expenses remain controlled, we will increase our liquidity and position ourselves for growth in the future. If revenues remain stagnant or decrease, our liquidity position may weaken, which would result in the need to raise capital.

Critical Accounting Policies and Estimates

        We believe there are three accounting policies that are important to understanding our historical and future performance, as these policies affect the reported amounts of revenues and are the more significant areas involving management's judgments and estimates. These critical accounting policies and estimates relate to revenue recognition, the allowance for doubtful accounts receivable and research and development. These policies, and our procedures related to these policies, are described below. Refer to Note 1 of Notes to Consolidated Financial Statements for a further discussion of our accounting policies.

Sources of Revenues and Revenue Recognition Policy

        We generate software revenues from licensing the right to use our software applications and generate services revenues primarily from annual renewal fees, annual maintenance fees, educational services and professional services. We believe both of these sources of revenues are critical to our financial statements because of their materiality to our statements as a whole and because of the judgment required in determining if revenue recognition criteria have been met.

Software revenues

        Our software license agreements are either annually renewable or perpetual. For any revenues to be recognized from a software license agreement, the following criteria must be met:

  •
  persuasive evidence of an arrangement exists;

  •
  the fee is fixed or determinable;

  •
  collection is probable; and

  •
  delivery has occurred.

        For an annually renewable software license agreement, upon meeting the revenue recognition criteria above we recognize a majority of the initial license fees under these agreements as software revenues ratably over the initial license period, which is generally 12 months and the remainder of the initial license fees are recognized as services revenues over the same time period.

        For a perpetual software license agreement, upon meeting the revenue recognition criteria above, we immediately recognize as software revenues the amount of initial license fees if sufficient vendor specific objective evidence exists to support allocating a portion of the total fee to the undelivered elements of the arrangement. If sufficient vendor specific objective evidence of the fair value of the undelivered elements does not exist, we recognize the initial license fee as software revenues ratably over the initial term of the maintenance agreement, which is generally 12 months.

Services revenues

        Services revenues are recognized for annually renewable software license agreements and perpetual software license agreements. For annually renewable software license agreements, the allocation of the initial order between software revenues and services revenues is based on actual renewal fee rates. After the initial license period, our customers may renew their license agreement for an additional period, typically 12 months, by paying a renewal fee. Under perpetual software license agreements, we recognize annual maintenance fees as services revenues ratably over the post-contract maintenance period, which is typically 12 months.

        We also generate services revenues from other services that we provide to our resellers and customers. These additional services revenues include fees for educational services and professional services. Revenues from educational services, which consist of training courses for resellers and customers, and professional services, which include implementing and customizing our products for a customer, are typically recognized as the related services are performed.

Allowance for Doubtful Accounts Receivable

        We adjust our allowance for doubtful accounts for each reporting period based on a detailed analysis of our accounts receivable at the end of that period. In estimating the allowance for doubtful accounts, we primarily consider the age of the reseller's or customer's receivable and also consider the creditworthiness of the reseller or customer, the economic conditions of the customer's industry, and general economic conditions, among other factors. If payment is not made timely, we contact the customer or reseller to try to obtain payment. If this is not successful, we institute other collection practices such as generating collection letters, involving our sales representatives and ultimately terminating the customer's or reseller's access to future upgrades, licenses and customer support. Once all collection efforts are exhausted, the receivable is written off against the allowance for doubtful accounts.

Research and Development

        Research and development expenditures are generally expensed as incurred. Based on our product development process and technological feasibility, the date at which capitalization of development costs may begin is established upon completion of a working model. Costs incurred between completion of the working model and the point at which the product is ready for general release have been insignificant. Through December 31, 2003, all research and development costs have been expensed.

Historical Results of Operations

        The following table sets forth, for the periods indicated, our consolidated financial information expressed as a percentage of total revenues:

	Year Ended December 31,
	2003	2002	2001
Revenues:
Software	51%	59%	65%
Services	49	41	35

Total revenues	100	100	100

Cost of revenues:
Software	2	2	2
Services	24	25	28

Total cost of revenues	26	27	30

Gross profit	74	73	70

Operating expenses:
Sales and marketing	40	44	46
Research and development	26	32	33
General and administrative	12	12	14
Restructuring and other charges	7	1	2

Total operating expenses	85	89	95

Operating loss	(11)	(16)	(25)
Interest income, net	—	—	2

Loss before income taxes	(11)	(16)	(23)
Income taxes	—	—	1

Net loss	(11)%	(16)%	(24)%

Comparison of Years Ended December 31, 2003, 2002 and 2001

Revenues

Software Revenues

	Year Ended December 31,
	2003	2002	2001
	($ in thousands)
Software revenues	$26,323	$28,323	$31,321
Change from prior year	(7)%	(10)%	87%
Percentage of total revenue	51%	59%	65%

        We license our software applications either as annually renewable or perpetual. We believe that the decrease in software revenues is primarily due to a tightening of technology spending by companies due to the global economic downturn. Software revenues have decreased as a percent of total revenues in 2003 and 2002. This is primarily due to the reduced software licensing by companies in general coupled with the growing customer base that is renewing maintenance licenses, thereby increasing services revenues.

        Historically, we have primarily licensed our software using annually renewable licenses, which generally recognize software revenues over 12 months. Therefore deferred software revenues at the end of the year is a good indicator of what software revenues we will recognize in the following year related to contracts previously signed. Deferred software revenues decreased $3.4 million from 2002 to 2003. This decrease is due to a decrease in new and existing customers licensing our software applications, which may lead to a decrease in software revenues in 2004 related to initially contracted annually renewable licenses.

        We began offering more perpetual licenses to our customers and therefore the recognition of revenue on new contracts signed in 2004 may be accelerated compared to how revenue would have been recognized under annually renewable licenses. Some customers prefer a perpetual license, therefore the decision to offer customers perpetual licenses was a part of other actions by the Company designed with the intent of improving the customer licensing process and accelerating the timing of revenue recognition.

Services revenues

	Year Ended December 31,
	2003	2002	2001
	($ in thousands)
Services revenues	$25,189	$19,483	$16,625
Change from prior year	29%	17%	59%
Percentage of total revenue	49%	41%	35%

        The increase in services revenues was primarily due to increases in our growing installed base of customers and related payments of annual license renewal fees and ongoing maintenance from perpetual licenses. As we sign and install new customers, our services revenues should grow, if existing customers continue to renew licenses and pay for maintenance on our software applications. The percent of services revenues to total revenues grew due to the declining software revenues coupled with the increasing services revenues.

Cost of Revenues

	Year Ended December 31,
	2003	2002	2001
	($ in thousands)
Cost of revenues:
Software	$1,190	$986	$959
Services	12,451	12,123	13,430

Total cost of revenues	$13,641	$13,109	$14,389

Change from prior year	4%	(9)%	35%
Software costs as a % of software revenue	5%	3%	3%
Services costs as a % of services revenue	49%	62%	81%

        Costs of software consist primarily of product and software royalties paid to third parties for the use of their technologies in our products and, to a lesser extent, software packaging costs, which include product media, duplication and documentation. Cost of software can fluctuate depending on which software applications are licensed to our customers, and the third party technology, if any, which is licensed. The increase in the software costs as a percent of related software revenue in 2003 was due to increased royalties for third party software. We expect that costs of software will increase slightly in

2004, in proportion to an expected increase in software revenues. This increase in software revenues will depend on the global economy as well as our ability to effectively market our products.

        Costs of services consist primarily of compensation expenses for technical support, education and professional services personnel and other costs associated with supporting the Company's resellers and customers. The decrease in costs of services as a percent of related services revenue was a result of our focus on cost control and increases in the related services revenue. We expect that costs of services will decrease slightly in 2004 due mostly to decreased depreciation and relatively lower amounts of outsourced services costs. We expect services revenues will increase faster than services costs, leading to a decrease in services costs as a percent of services revenues in 2004.

Gross Profit

	Year Ended December 31,
	2003	2002	2001
	($ in thousands)
Gross profit	$37,871	$34,697	$33,557
Change from prior year	9%	3%	102%
Percentage of total revenue	74%	73%	70%

        Our gross profit has steadily increased over the last three years. This is a result of increased total revenues, mainly services revenues as our installed base of customers grew, as described previously, and a reduction in cost of revenues as a percentage of total revenues, mainly resulting from our focus on cost control, as described above.

Operating Expenses

Sales and Marketing

	Year Ended December 31,
	2003	2002	2001
	($ in thousands)
Sales and marketing expenses	$20,782	$21,022	$21,987
Change from prior year	(1)%	(4)%	32%
Percentage of total revenue	40%	44%	46%
Percentage of software revenue	79%	74%	70%

Research and Development

	Year Ended December 31,
	2003	2002	2001
	($ in thousands)
Research and development expenses	$13,443	$15,142	$15,616
Change from prior year	(11)%	(3)%	44%
Percentage of total revenue	26%	32%	33%

        As technology spending among businesses decreased and our revenues remained constant in 2002, we initiated cost reductions. A significant portion of this initiative was accomplished through restructuring efforts in the United States and internationally (see Note 13 of Notes to Consolidated Financial Statements), which resulted in reduced compensation expenses in 2003 and 2002. Sales and marketing and research and development expenses are comprised primarily of compensation expenses. Therefore, because of the reduced compensation expense, sales and marketing and research and development expenses have decreased both in 2003 and 2002. Both of these categories of expenses have also decreased as a percentage of total revenue. Sales and marketing expenses only decreased 1% in 2003 from 2002 due to one-time expenses incurred in 2003 mainly related to employee related international taxes. These expenses are not expected to be incurred in 2004. We expect that in 2004 sales and marketing expenses and research and development expenses will decrease slightly due to a decrease in depreciation as a portion of the Company's fixed assets becomes fully depreciated.

General and Administrative

	Year Ended December 31,
	2003	2002	2001
	($ in thousands)
General and administrative expenses	$6,027	$5,606	$6,786
Change from prior year	8%	(17)%	32%
Percentage of total revenue	12%	12%	14%

        General and administrative expenses are comprised of compensation expense and non-allocable expenses including bad debt, legal and other professional service fees. General and administrative expenses decreased in 2002 from 2001 as compensation expense decreased. These expenses increased in 2003 from 2002 due to several items including the hiring of a general counsel, increased directors and officers' insurance premiums and increased property taxes.

Restructuring and Other Charges

	Year Ended December 31,
	2003	2002	2001
	($ in thousands)
Restructuring and other charges	$3,440	$774	$1,056
Change from prior year	344%	(27)%	100%
Percentage of total revenue	7%	2%	2%

        Restructuring and other charges have fluctuated over the last three years. These expenses relate primarily to staff reductions, both in the United States and internationally and, in 2001, write-down of an investment. In addition, in 2003 the Company moved its corporate headquarters to a new location in Indianapolis, Indiana, which resulted in a charge of approximately $1.7 million. We expect to incur some additional expenses related to the restructuring of international operations in 2004 however, at this time, we do not expect the amount to be significant. See Note 13 of Notes to Consolidated Financial Statements. Although we do not currently believe that we will need to further reduce staff, the state of the economy and resulting technology spending by businesses, among other factors, could result in further reductions.

Interest Income, Net

        The majority of interest income, net is made up of interest earned from investments. Interest expense, which is not material for any years reported, is also included in interest income, net. We have experienced decreased interest earnings during the past three years as shown below.

	Year Ended December 31,
	2003	2002	2001
	($ in thousands)
Cash, cash equivalents and short-term investments (average)	$15,377	$18,664	$17,397
Interest income	179	422	1,193
Return on investment	1.2%	2.3%	6.9%

        The decrease in interest income in 2002 from 2001 was related mainly to a decrease in interest rates. The decrease in 2003 from 2002 was due partially to a decrease in interest rates and partially to the mix of investments. In 2002, short-term investments were a greater proportion of the total, while in 2003, more cash was held in cash and cash equivalents accounts. Cash and cash equivalents earn a lower rate of return than short-term investments. We opted to invest in this more liquid mix of investments in 2003 in order to ensure the availability of our cash. We believe that interest income, net will remain low in 2004 principally due to low interest rates.

Liquidity and Capital Resources

        In 1999 we raised cash through an initial public offering that provided net proceeds of $34.9 million. In 2001 we received an equity investment that yielded $15 million in cash. In addition, we generate cash from the collections we receive related to licensing our application software and to annual license renewals, maintenance and other services revenues. We also obtained a $3 million line of credit, of which we had utilized $2.8 million as of December 31, 2003. We use cash primarily for paying our employees (including salaries, commissions, benefits and severance), leasing office space, reimbursing travel expenses, paying insurance premiums, remitting applicable taxes and paying vendors for services rendered and supplies purchased. In addition, we purchase property and equipment, including furnishing our new worldwide headquarters and in-house technology purchases.

        We determine liquidity by combining cash and cash equivalents and short-term investments net of our line of credit borrowings as shown in the table below. Although our total liquidity position decreased in 2003, we believe that it, combined with our anticipated cash flows from operations in 2004, will be sufficient to satisfy our cash needs over the next 12 months. If cash flows from operations are less than anticipated or we have additional cash needs (such as an unfavorable outcome in legal proceedings), our liquidity may not be sufficient to cover our needs. In this case, we may be forced to raise additional capital, either through the capital markets or debt financings. We may not be able to receive favorable terms in raising this capital.

	December 31,
	2003	2002
	(in thousands)
Cash and cash equivalents	$12,461	$5,913
Short-term investments	3,008	9,331
Line of credit	(2,800)	—

Total liquidity	$12,669	$15,244

        Our operating activities resulted in a net cash inflow of $75,000 in 2003 and net cash outflows of $4.3 million and $2.1 million for 2002 and 2001, respectively. These outflows consisted mainly of net losses offset by non-cash items such as depreciation and changes in deferred revenues. Depreciation was $4.4 million, $5.2 million and $4.3 million in 2003, 2002 and 2001, respectively. Total deferred revenue decreased by $1.2 million and $800,000 in 2003 and 2002, respectively, and increased $4.0 million in 2001. In addition, restructuring expenses were accrued through accounts payable and accrued liabilities, which resulted in fluctuations in cash flow as those expenses were paid (see Note 13 of Notes to Consolidated Financial Statements).

        The amount that we report as cash and cash equivalents or as temporary investments fluctuates depending on investing practices in each period. Purchases of short-term investments are reported as a use of cash and the related receipt of proceeds upon maturity of the investment is reported as a source of cash.

        We purchased property and equipment with a cost of $3.2 million, $3.2 million and $5.0 million in 2003, 2002 and 2001, respectively.

        As shown in the following table, we have operating lease obligations and purchase obligations not recorded in our financial statements. The operating lease obligations relate principally to the lease of our corporate headquarters, as well as a few other building operating leases (see Note 7 of Notes to Consolidated Financial Statements). In addition, we have several short-term rental obligations in the U.S. and internationally, totaling $393,000, that are included in the table. Finally, we have signed obligations to purchase some software for internal use that are included in the purchase obligations. The amounts shown in the following table are as of December 31, 2003.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years
	(in thousands)
Line of credit	$2,800	$2,800	$—	$—	$—
Operating lease obligations	34,823	3,047	4,236	4,239	23,301
Purchase obligations	194	194	—	—	—

Total	$37,817	$6,041	$4,236	$4,239	$23,301

        Except as set forth above in the Contractual Obligations table, we have no material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Factors that may affect our future operating results are set forth below:

THE OVERALL ECONOMIC CLIMATE MAY BE WEAK

        Our products typically represent substantial capital commitments by customers and involve a potentially long sales cycle. As a result, customer purchase decisions may be significantly affected by a variety of factors, including general economic trends in the allocation of capital spending budgets to communication software, services and systems, lengthened sales cycles, customer approval processes, and market conditions, which have resulted in many of our customers delaying and/or reducing their capital spending related to information systems. If the economy is weak, demand for our products could decrease, resulting in lower revenues.

WE HAVE HISTORICALLY INCURRED LOSSES AND WE MAY NOT SUSTAIN PROFITABILITY

        Since inception, the first quarter of 2003 was the only quarter we have been profitable. We incurred net losses of $5.9 million, $7.7 million and $11.0 million in 2003, 2002 and 2001, respectively. At December 31, 2003, we had accumulated net losses since inception of $61.3 million. We intend to continue to make significant investments in our research and development, marketing, services and sales operations. Certain of these expenses will precede generation of revenues. As a result, we may continue to experience losses and/or negative cash flow from operations in future quarters.

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

        Because we do not know if or when our potential customers will place orders and finalize licenses, and because it is difficult to predict the mix of annually renewable licenses and perpetual licenses in a quarter, we cannot accurately forecast our licensing activity, our revenues and our operating results for future quarters. We recognize revenues from different licenses over different periods depending on the satisfaction of the requirements of relevant accounting literature, including AICPA Statement of Position 97-2, Statement of Position 98-9, SEC Staff Accounting Bulletin (SAB) 101, and all related AICPA Technical Practice Aids (5100.38 - 5100.76). As a result, our quarterly revenues and operating results depend on many factors, including the type of license, the size, quantity and timing of orders received for our products during each quarter, the delivery of the related software and our expectations regarding collection. If a large number of orders or several large orders do not occur or are deferred or delayed, our revenues in a quarter could be substantially reduced. This risk is heightened by the significant investment and executive level decision-making typically involved in our customers' decisions to license our products. Since a large portion of our operating expenses, including salaries and rent, is fixed and difficult to reduce or modify in a short time period, our business, financial condition or results of operations could be materially adversely affected if revenues do not meet our expectations.

        Our limited number of products, changes in pricing policies, the timing of development completion, and announcement and sale of new or upgraded versions of our products are some of the additional factors that could cause our revenues and operating results to vary significantly from quarter to quarter.

WE HAVE A LENGTHY PRODUCT SALES CYCLE WHICH HAS CONTRIBUTED AND MAY CONTINUE TO CONTRIBUTE TO THE VARIABILITY OF QUARTERLY OPERATING RESULTS

        We have generally experienced a lengthy product sales cycle, averaging approximately six to nine months. The lengthy sales cycle is one of the factors that has caused, and may in the future continue to cause, our software revenues and operating results to vary significantly from quarter to quarter, which could affect the market price of our common stock. The lengthy sale cycle also makes it difficult for us to forecast product license revenues. Because of the unique characteristics of our products, our prospective customers' decisions to license our products often require significant investment and executive-level decision making. We believe that many companies currently are not aware of the benefits of interaction management software of the type that we license or of our products and capabilities. For this reason, we must provide a significant level of education to prospective customers about the use and benefits of our products, which can cause potential customers to take many months to make these decisions. As a result, sales cycles for customer orders vary substantially from customer to customer. Excessive delay in product sales could materially adversely affect our business, financial condition or results of operations.

        The length of the sales cycle for customer orders depends on a number of other factors over which we have little or no control, including:

  •
  a customer's budgetary constraints;

  •
  the timing of a customer's budget cycles;

  •
  concerns by customers about the introduction of new products by us or our competitors; and

  •
  downturns in general economic conditions, including reductions in demand for contact center services.

        The sales cycle for our products in international markets has been, and is expected to continue to be, longer than the sales cycle in the United States. The average sales cycle for our products may lengthen as we continue to expand internationally.

OUR INABILITY TO SUCCESSFULLY MANAGE OUR INCREASINGLY COMPLEX THIRD PARTY RELATIONSHIPS COULD ADVERSELY AFFECT US

        As the complexity of our product technology and our reseller and other third party relationships have increased, the management of those relationships and the negotiation of contractual terms sufficient to protect our rights and limit our potential liabilities have become more complicated, and we expect this trend to continue in the future. As a result, our inability to successfully manage these relationships or negotiate sufficient contractual terms could have a material adverse effect on us.

WE FACE COMPETITIVE PRESSURES, WHICH MAY HAVE A MATERIAL ADVERSE
EFFECT ON US

        The market for our software applications is highly competitive and, because there are relatively low barriers to entry in the software market, we expect competition to increase in the future. In addition, because our industry is evolving and characterized by rapid technological change, it is difficult for us to predict whether, when and by whom new competing technologies or new competitors may be introduced into our markets. Currently, our competition comes from several different market segments, including computer telephony platform developers, computer telephony applications software developers and telecommunications equipment vendors. We cannot assure you that we will be able to compete effectively against current and future competitors. In addition, increased competition or other competitive pressures may result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on our business, financial condition or results of operations.

        Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing, customer service and other resources, greater name recognition and a larger installed base of customers than we do. As a result, these competitors may be able to respond to new or emerging technologies and changes in customer requirements faster and more effectively than we can, or to devote greater resources to the development, promotion and sale of products than we can. Current and potential competitors have established, and may in the future establish, cooperative relationships among themselves or with third parties, including mergers or acquisitions, to increase the ability of their products to address the needs of our current or prospective customers. If these competitors were to acquire significant market share, it could have a material adverse effect on our business, financial condition or results of operations.

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

        The market for our products is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles and changing customer demands. The introduction of products embodying new technologies and the emergence of new industry standards could render existing products obsolete or unmarketable and cause us to incur significant development costs and prevent us from attracting new customers.

OUR BUSINESS WILL BE ADVERSELY AFFECTED IF WEB-BASED ELECTRONIC BUSINESS SOLUTIONS ARE NOT WIDELY UTILIZED

        Our products address a market for Web-based, interactive electronic business solutions. Therefore, our future success depends on the widespread adoption of the Web as a primary medium for commerce and business applications. The failure of this market to expand, or a delay in the development of this market, could have a material adverse effect on our business, financial condition or results of operations. The Web has experienced, and is expected to continue to experience, significant user and traffic growth, which has, at times, caused user frustration with slow access and download times. The Web infrastructure may not be able to support the demands placed on it by the continued growth on which our success depends. Moreover, critical issues concerning the commercial use of the Web, such as security, reliability, cost, accessibility and quality of service, remain unresolved and may negatively affect the growth of Web use or the attractiveness of commerce and business communication over the Web. In addition, the Web could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased activity or due to increased government regulation or taxation of Internet commerce.

A DECLINE IN MARKET ACCEPTANCE FOR MICROSOFT TECHNOLOGIES ON WHICH OUR PRODUCTS RELY COULD HAVE A MATERIAL ADVERSE EFFECT ON US

        Our products currently run only on Microsoft Windows operating systems. In addition, our products use other Microsoft technologies, including Microsoft Exchange Server and Microsoft SQL Server. A decline in market acceptance for Microsoft technologies or the increased acceptance of other server technologies could cause us to incur significant development costs and could have a material adverse effect on our ability to market our current products. Although we believe that Microsoft technologies will continue to be widely used by businesses, we cannot assure you that businesses will adopt these technologies as anticipated or will not in the future migrate to other computing technologies that we do not currently support. In addition, our products and technologies must continue to be compatible with new developments in Microsoft technologies.

OUR FUTURE BUSINESS PROSPECTS DEPEND IN PART ON OUR ABILITY TO MAINTAIN AND IMPROVE OUR CURRENT PRODUCTS AND DEVELOP NEW PRODUCTS

        We believe that our future business prospects depend in large part on our ability to maintain and improve our current software applications and to develop new software applications on a timely basis. Our software applications will have to continue to achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. As a result of the complexities inherent in our applications, major new applications and application enhancements require long development and testing periods. We may not be successful in developing and marketing, on a timely and cost effective basis, application enhancements or new software applications that respond to technological change, evolving industry standards or customer requirements. We may also experience difficulties that could delay or prevent the successful development, introduction or marketing of application enhancements, and our new applications and application enhancements may not achieve market acceptance. Significant delays in the general availability of new releases of our software applications or significant problems in the installation or implementation of new releases of our applications could have a material adverse effect on our business, financial condition or results of operations.

SLOW GROWTH, OR A DECLINE IN DEMAND FOR INTERACTION MANAGEMENT SOFTWARE OF THE TYPE WE LICENSE, COULD MATERIALLY ADVERSELY AFFECT OUR FINANCIAL RESULTS AND GROWTH PROSPECTS

        If the demand for interaction management software of the type we license does not grow within each of our four targeted markets, our financial results and ability to grow our business could be materially adversely affected. All of our revenues have been generated from licenses of our Interaction Center Platform software or complementary products, and related support, educational and professional services. We expect these products and services to account for the majority of our revenues for the foreseeable future. Although we believe demand for the functions performed by our products is high, the market for our products and services is still emerging. Further, our growth plans require us to successfully attract enterprise and service provider customers in significantly larger numbers than we have historically achieved.

IF OUR CUSTOMERS DO NOT PERCEIVE OUR PRODUCTS OR THE RELATED SERVICES PROVIDED BY US OR OUR RESELLERS OR OEM PARTNERS TO BE EFFECTIVE OR OF HIGH QUALITY, OUR BRAND AND NAME RECOGNITION WILL SUFFER

        We believe that establishing and maintaining brand and name recognition is critical for attracting, retaining and expanding customers in our target markets. We also believe that the importance of reputation and name recognition will increase as competition in our market increases. Promotion and enhancement of our name will depend on the effectiveness of our marketing and advertising efforts and on our success in providing high-quality products and related services, neither of which can be assured. If our customers do not perceive our products or related services to be effective or of high quality, our brand and name recognition would suffer which could have a material adverse effect on our business, financial condition or results of operations.

WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY RIGHTS ADEQUATELY, WHICH COULD ALLOW THIRD PARTIES TO COPY OR OTHERWISE OBTAIN AND USE OUR TECHNOLOGY WITHOUT AUTHORIZATION

        We regard our software products as proprietary. In an effort to protect our proprietary rights, we rely primarily on a combination of copyright, trademark and trade secret laws, as well as patents, licensing and other agreements with consultants, suppliers, strategic and OEM partners, resellers and customers, and employee and third-party non-disclosure agreements. These laws and agreements provide only limited protection of our proprietary rights. We currently hold three patents and have filed numerous other patent applications relating to technology embodied in our software products. We hold 17 U.S. trademark registrations and 30 foreign trademark registrations and have numerous other trademark applications pending worldwide, as well as having common law rights in other trademarks and service marks. We hold one registered copyright. It may be possible for a third party to copy or otherwise obtain and use our technology without authorization. A third party could also develop similar technology independently. In addition, the laws of some countries in which we sell our products do not protect our software and intellectual property rights to the same extent as the laws of the United States. Unauthorized copying, use or reverse engineering of our products could materially adversely affect our business, results of operations or financial condition.

        We license technology that is embedded in our products. If one or more of these licenses terminates or cannot be renewed on satisfactory terms, we would have to modify the affected products to use alternative technology or eliminate the affected product function, either of which could have a material adverse effect on us.

INFRINGEMENT CLAIMS COULD ADVERSELY AFFECT US

        Third parties have claimed or may in the future claim that our technology infringes their proprietary rights. As the number of software products in our target markets increases and the functionality of these products overlap, we believe that software developers may face additional infringement claims. See Note 12 of Notes to the Consolidated Financial Statements for a description of contingencies.

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

        Our success depends in large part on the continued service of our key personnel, particularly Dr. Donald E. Brown, our Chief Executive Officer and principal stockholder. The loss of the services of Dr. Donald E. Brown or other key personnel could have a material adverse effect on our business, financial condition or results of operations. Our future success also depends on our ability to attract, train, assimilate and retain additional qualified personnel. Competition for persons with skills in the software industry is intense, particularly for those with relevant technical and/or sales experience. We cannot assure you that we will be able to retain our key employees or that we can attract, train, assimilate or retain other highly qualified personnel in the future.

        Also, in connection with our effort to streamline operations, reduce costs and rationalize our staffing and structure, we initiated headcount reductions in both 2001 and 2002 of approximately 10% to12% each year. There were substantial costs associated with the workforce reductions related to severance and other employee-related costs, and our restructuring plans may still yield unanticipated consequences, such as attrition beyond our implemented headcount reductions. As a result, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. These reductions in workforce may reduce employee morale and may create concern among existing employees about job security, which may lead to increased turnover. These reductions in headcount may still subject us to the risk of litigation. In addition, recent trading levels of our common stock have decreased the value of the stock options granted to employees pursuant to our stock option plans. As a result of these factors, our remaining personnel may seek employment with larger, more established companies or companies they perceive as having a greater potential for stock price appreciation.

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

  •
  We may finance future acquisitions by issuing common stock for some or all of the purchase price. This could dilute the ownership interests of our stockholders. We may also incur additional debt or be required to recognize expense related to intangible assets recorded in future acquisitions.

  •
  We may be competing with other firms, many of which have greater financial and other resources, to acquire attractive companies, making it more difficult to acquire suitable companies on acceptable terms.

OUR INTERNATIONAL OPERATIONS INVOLVE FINANCIAL AND OPERATIONAL RISKS

        Our international operations require significant management attention and financial resources to establish and operate, including hiring appropriate personnel and recruiting effective international resellers. Non-North American revenues accounted for 13%, 19% and 22% of our total revenues for the years ended 2003, 2002, and 2001, respectively. To date, our products have been licensed outside North America primarily in Western Europe, South Africa, and Australia. We also have marketing efforts in Japan, Korea, China and Central and South America. We intend to continue to emphasize our international operations and we may enter additional international markets. Revenues from international operations may be inadequate to cover the expenses of those operations. In addition to foreign currency fluctuation risks, other risks inherent in our international business activities may include the following:

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

  •
  acts of terrorism; and

  •
  increased government regulations related to increasing or reducing business activity in various countries.

FLUCTUATIONS IN THE VALUE OF FOREIGN CURRENCIES COULD RESULT IN LOSSES

        Our international revenues are generally denominated in U.S. dollars with the exception of some European resellers and customers located in countries who have adopted the Euro as their official currency. Our international expenses are generally denominated in local foreign currencies. Although foreign currency translation gains and losses have been immaterial to date, fluctuations in exchange rates between the U.S. dollar and other currencies could have a material adverse effect on our business, financial condition or results of operations, and particularly on our operating margins. To date, we have minimally sought to hedge the risks associated with fluctuations in exchange rates, but we may more actively undertake to do so in the future. Any hedging techniques we implement in the future may not be successful. Exchange rate fluctuations could also make our products more expensive than competitive products not subject to these fluctuations, which could adversely affect our revenues and profitability in international markets.

OUR PRODUCTS COULD HAVE DEFECTS FOR WHICH WE ARE POTENTIALLY LIABLE AND WHICH COULD RESULT IN LOSS OF REVENUE, INCREASED COSTS OR LOSS OF OUR CREDIBILITY OR DELAY IN ACCEPTANCE OF OUR PRODUCTS IN THE MARKET

        Our products, including components supplied by others, may contain errors or defects, especially when first introduced or when new versions are released. Despite internal product testing, we have in the past discovered software errors in some of our products after their introduction. Errors in new products or releases could be found after commencement of commercial shipments, and this could result in additional development costs, diversion of technical and other resources from our other development efforts, or the loss of credibility with current or future customers. This could result in a loss of revenue or delay in market acceptance of our products, which could have a material adverse effect on our business, financial condition or results of operations.

        Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability and some contract claims. However, not all of these agreements contain these types of provisions and, where present, these provisions vary as to their terms and may not be effective under the laws of some jurisdictions. A product liability, warranty, or other claim brought against us could have a material adverse effect on our business, financial condition or results of operations.

        Because our solution currently consists of our software running on a Windows 2000 server and voice processing boards operating in a complex network environment with database servers, email servers and other third party systems, it may be more prone to performance interruptions for our customers than traditional hardware-based products. Performance interruptions at our customer sites, most of which currently do not have back-up systems, could affect demand for our products or give rise to claims against us.

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

  •
  announcements by us, our competitors or our customers;

  •
  changes in financial estimates of securities analysts or investors regarding us, our industry or our competitors;

  •
  technological innovations by others;

  •
  the operating and stock price performance of other comparable companies or of our competitors;

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

OUR COMMON STOCK IS SUBJECT TO VARIOUS LISTING REQUIREMENTS

        The various markets operated by The NASDAQ Stock Market have quantitative maintenance criteria for continued listing of common stock. We may be delisted from one or more NASDAQ markets if we fail to comply with the criteria. While we believe that we currently meet criteria for listing on a market operated by The NASDAQ Stock Market, we can offer no assurance that our common stock will continue to meet the various criteria for continued listing on any market operated by The NASDAQ Stock Market. Any delisting may result in a reduction in the liquidity of our common stock, which may have a material adverse effect on the price of our common stock.

REGULATORY CHANGES MADE TO GENERALLY ACCEPTED ACCOUNTING PRINCIPLES OR CORPORATE GOVERNANCE MATTERS MAY IMPACT OUR BUSINESS

        Revisions to generally accepted accounting principles will require us to review our accounting and financial reporting procedures in order to ensure continued compliance with required policies. From time to time, such changes may have a short-term impact on our reporting, and these changes may impact market perception of our financial condition. In addition, legislative changes, and the perception these changes create, can have a material, adverse effect on our business. For example:

  •
  pending or new legislation may lead to an increase in our costs related to audits in particular and regulatory compliance generally; and

  •
  changes in the legal climate may lead to additional liability concerns which may result in increased insurance costs.

OUR EXECUTIVE OFFICERS AND DIRECTORS CONTROL US AND MAY MAKE DECISIONS THAT SHAREHOLDERS DO NOT CONSIDER TO BE IN THEIR BEST INTERESTS

        Our current directors and executive officers together beneficially own more than 50% of our outstanding common stock. Accordingly, these shareholders are able to control us through their ability to determine the outcome of the election of our directors, amend our Restated Articles of Incorporation and By-Laws and take other actions requiring the vote or consent of shareholders, including mergers, going private transactions and other extraordinary transactions, and the terms of any of these transactions. The ownership position of these shareholders may have the effect of delaying, deterring or preventing a change in control or a change in the composition of our board of directors.

ANTI-TAKEOVER PROVISIONS IN OUR ORGANIZATIONAL DOCUMENTS AND INDIANA LAW MAKE ANY CHANGE IN CONTROL OF US MORE DIFFICULT, MAY DISCOURAGE BIDS AT A PREMIUM OVER THE MARKET PRICE AND MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR STOCK

        Our Restated Articles of Incorporation and By-Laws contain provisions that may have the effect of delaying, deferring or preventing a change in control of us, may discourage bids at a premium over the market price of our common stock and may adversely affect the market price of our common stock, and the voting and other rights of the holders of our common stock. These provisions include:

  •
  the division of our board of directors into three classes serving staggered three-year terms;

  •
  removal of directors only for cause and only upon a 66 2/3% shareholder vote;

  •
  prohibiting shareholders from calling a special meeting of shareholders;

  •
  the ability to issue additional shares of our common stock or preferred stock without shareholders' approval; and

  •
  advance notice requirements for raising business or making nominations at shareholders' meetings.

        The Indiana corporation law contains business combination provisions that, in general, prohibit for five years any business combination with a beneficial owner of 10% or more of our common stock unless the holder's acquisition of the stock was approved in advance by our board of directors. The Indiana corporation law also contains control share acquisition provisions that limit the ability of certain shareholders to vote their shares unless their control share acquisition was approved in advance.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

        We develop products in the United States and license our products in North America, Europe, the Asia/Pacific region, South Africa, and Central and South America. As a result, our financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. As most sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Additionally, as our business matures in foreign markets, we may offer our products and services in certain other local currencies. As a result, we will be subject to foreign currency fluctuations, which may have an adverse affect on our company.

        We manage our interest rate risk by maintaining an investment portfolio with debt instruments of high credit quality and relatively short average maturities. We also manage interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity. We have a line of credit with a variable interest rate based upon the bank's prime rate on which we will incur interest expense if the line is utilized.

Item 8. Financial Statements and Supplementary Data.

Report of KPMG LLP, Independent Auditors

The Board of Directors
Interactive Intelligence, Inc.

        We have audited the accompanying consolidated balance sheet of Interactive Intelligence, Inc. and subsidiaries as of December 31, 2003 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the 2003 consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interactive Intelligence, Inc. and subsidiaries at December 31, 2003 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Indianapolis, Indiana January 23, 2004

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors
Interactive Intelligence, Inc.

        We have audited the accompanying consolidated balance sheet of Interactive Intelligence, Inc. as of December 31, 2002 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15 for the years ended December 31, 2002 and 2001. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interactive Intelligence, Inc. at December 31, 2002 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP
Indianapolis, Indiana February 7, 2003

Interactive Intelligence, Inc.

Consolidated Balance Sheets

As of December 31, 2003 and 2002

(in thousands, except share amounts)

	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$12,461	$5,913
Short-term investments	3,008	9,331
Account receivable, net of allowance for doubtful accounts of $354 in 2003 and $671 in 2002	8,956	9,047
Prepaid expenses	1,958	2,170
Other current assets	418	73

Total current assets	26,801	26,534
Property and equipment, net	5,857	7,586
Other assets, net	601	1,046

Total assets	$33,259	$35,166

Liabilities and Shareholders' Equity
Current liabilities:
Line of credit	$2,800	$—
Accounts payable and accrued liabilities	4,544	3,203
Accrued compensation and related expenses	1,349	995
Deferred software revenues	8,745	12,102
Deferred services revenues	12,030	9,882

Total current liabilities	29,468	26,182
Shareholders' equity:
Preferred stock, no par value: 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 authorized; 15,755,477 issued and outstanding at December 31, 2003, 15,524,369 issued and outstanding at December 31, 2002	157	155
Additional paid-in capital	64,696	64,140
Accumulated other comprehensive income	280	162
Accumulated deficit	(61,342)	(55,473)

Total shareholders' equity	3,791	8,984

Total liabilities and shareholders' equity	$33,259	$35,166

See Notes to Consolidated Financial Statements

Interactive Intelligence, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2003, 2002, and 2001

(in thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
Revenues:
Software	$26,323	$28,323	$31,321
Services	25,189	19,483	16,625

Total revenues	51,512	47,806	47,946

Cost of revenues:
Software	1,190	986	959
Services	12,451	12,123	13,430

Total cost of revenues	13,641	13,109	14,389

Gross profit	37,871	34,697	33,557

Operating expenses:
Sales and marketing	20,782	21,022	21,987
Research and development	13,443	15,142	15,616
General and administrative	6,027	5,606	6,786
Restructuring and other charges	3,440	774	1,056

Total operating expenses	43,692	42,544	45,445

Operating loss	(5,821)	(7,847)	(11,888)
Interest income, net	163	412	1,169

Loss before income taxes	(5,658)	(7,435)	(10,719)
Income taxes	211	230	271

Net loss	$(5,869)	$(7,665)	$(10,990)

Basic and diluted:
Net loss per share	$(0.38)	$(0.50)	$(0.73)

Shares used to compute net loss per share	15,627	15,423	15,058

See Notes to Consolidated Financial Statements

Interactive Intelligence, Inc.

Consolidated Statements of Shareholders' Equity

For the Years Ended December 31, 2003, 2002 and 2001

(in thousands)

	Common Stock
			Additional Paid-in Capital	Accum. Other Comprehensive Income (loss)	Accumulated Deficit
	Shares	Amount				Total
Balances, January 1, 2001	14,344	$143	$46,995	$38	$(36,818)	$10,358
Issuances of common stock	691	7	15,965	—	—	15,972
Exercise of stock options	248	3	328	—	—	331
Amortization of deferred stock-based compensation	—	—	197	—	—	197
Comprehensive loss:
Unrealized loss on investments	—	—	—	(51)	—	(51)
Net loss	—	—	—	—	(10,990)	(10,990)

Total comprehensive loss	—	—	—	(51)	(10,990)	(11,041)

Balances, December 31, 2001	15,283	153	63,485	(13)	(47,808)	15,817
Issuances of common stock	131	1	432	—	—	433
Exercise of stock options	110	1	114	—	—	115
Amortization of deferred stock-based compensation	—	—	109	—	—	109
Comprehensive income (loss):
Unrealized gain on investments	—	—	—	22	—	22
Unrealized gain on foreign currency translation	—	—	—	153	—	153
Net loss	—	—	—	—	(7,665)	(7,665)

Total comprehensive income (loss)	—	—	—	175	(7,665)	(7,490)

Balances, December 31, 2002	15,524	155	64,140	162	(55,473)	8,984
Issuances of common stock	136	1	322	—	—	323
Exercise of stock options	95	1	134	—	—	135
Amortization of deferred stock-based compensation	—	—	100	—	—	100
Comprehensive income (loss):
Unrealized loss on investments	—	—	—	(9)	—	(9)
Unrealized gain on foreign currency translation	—	—	—	127	—	127
Net loss	—	—	—	—	(5,869)	(5,869)

Total comprehensive income (loss)	—	—	—	118	(5,869)	(5,751)

Balances, December 31, 2003	15,755	$157	$64,696	$280	$(61,342)	$3,791

See Notes to Consolidated Financial Statements

Interactive Intelligence, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2003, 2002 and 2001
(in thousands)

	Year Ended December 31,
	2003	2002	2001
Operating activities:
Net loss	$(5,869)	$(7,665)	$(10,990)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	4,396	5,236	4,308
Amortization of deferred stock-based compensation	100	109	197
Loss on disposal of property and equipment	559	—	—
Changes in operating assets and liabilities:
Accounts receivable	91	(623)	1,054
Prepaid expenses	212	(55)	(327)
Other current assets	(345)	150	(33)
Other assets	445	18	(264)
Accounts payable and accrued liabilities	1,341	(658)	(49)
Accrued compensation and related expenses	354	(58)	(32)
Deferred software revenues	(3,357)	(1,461)	1,956
Deferred services revenues	2,148	668	2,063

Net cash provided (used) by operating activities	75	(4,339)	(2,117)

Investing activities:
Purchases of property and equipment	(3,226)	(3,224)	(5,030)
Purchases of available-for-sale investments	—	(14,848)	(10,196)
Sales of available-for-sale investments	6,441	13,273	14,286

Net cash provided (used) by investing activities	3,215	(4,799)	(940)

Financing activities:
Proceeds from line of credit	2,800	—	—
Principal payment on capital lease obligations	—	—	(377)
Proceeds from issuance of common stock	323	433	15,607
Proceeds from stock options exercised	135	115	331

Net cash provided by financing activities	3,258	548	15,561

Net increase (decrease) in cash and cash equivalents	6,548	(8,590)	12,504
Cash and cash equivalents, beginning of period	5,913	14,503	1,999

Cash and cash equivalents, end of period	$12,461	$5,913	$14,503

Cash paid for taxes	$6	$189	$129

See Notes to Consolidated Financial Statements

Interactive Intelligence, Inc.

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

1.     THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

The Company

        Interactive Intelligence, Inc. (the "Company") is a leading provider of software applications for contact centers and is leveraging that leadership position to provide mission critical voice over Internet protocol (VoIP) applications to enterprises. The Company sells into four distinct markets, all of whose needs are increasing for VoIP-based systems:

  •
  Contact Centers

  •
  Enterprise IP Telephony

  •
  Unified Communications, and

  •
  Self-service Automation.

        The Company's principal competitors are hardware vendors who offer proprietary approaches using a combination of phone systems, call distributors, voicemail systems, and interactive voice response (IVR) systems equipment. The Company offers a software solution based on Microsoft Windows that resides on a customer's network and uses an open Session Initiation Protocol (SIP) for VoIP networking. This open approach typically results in lower overall costs for phone devices, system maintenance, and customer networking. The Company's software applications are also pre-integrated to many popular business applications such as financial, customer relationship management (CRM) and enterprise resource planning (ERP) software, thereby automating and tracking business transactions to customer interactions. The Company is best known for its bundled suite of contact center applications that includes multi-media customer contact for phone calls, Web chat, Web callback, e-mail queuing, customer defined queues, and integrated speech recognition applications.

        Principal operations of the Company commenced during 1997. Since then, the Company has established wholly-owned subsidiaries in Australia, France, the Netherlands and the United Kingdom. The Company also currently has branch offices in Canada, Germany, Hong Kong, Japan, Korea, Malaysia, Singapore, Spain and Sweden. The Company markets its software applications in North America, Central America, South America, Europe, Asia/Pacific, Australia and South Africa.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

Revenue Recognition

        The Company generates software revenues from licensing the right to use its software applications and generates services revenues primarily from annual software license renewal fees, annual maintenance fees, educational services and professional services. The Company's software license agreements are either annually renewable or perpetual.

        The Company's software license fees primarily originate from its marketing programs and the efforts of its direct sales group and resellers. These resellers are authorized to place orders for software licenses with the Company on behalf of its customers and the Company receives a portion of the customer's software license fees according to the terms of their reseller agreements. The Company recognizes as revenue only that portion of the software license fee paid to it by the reseller.

        For any revenues to be recognized from a software license agreement, the following criteria must be met:

  •
  persuasive evidence of an arrangement exists;

  •
  the fee is fixed or determinable;

  •
  collection is probable; and

  •
  delivery has occurred.

        Delivery is further defined in certain software license agreements as delivery of the product master or first copy for non-cancelable product licensing arrangements under which the recipient, typically a reseller, has certain software distribution rights. For these licensing arrangements, the delivery criteria have been met when a binding order for a specified customer is placed, as the reseller already possesses a product master copy and the Company has no further delivery obligations.

        For an annually renewable software license agreement, upon meeting the revenue recognition criteria the Company recognizes a portion of the initial license fees under these agreements as software revenues ratably over the initial license period, which is generally 12 months. The allocation of the initial order between software revenues (initial license fees) and services revenues (annual renewal fees) is based on actual license renewal fee rates. After the initial license period, the Company's customers may renew their license agreement for an additional annual period by paying an additional annual license renewal fee. If the annual renewal fee is not paid, the customer is no longer entitled to use the software and the Company terminates the license agreement. Payment of the annual renewal fee also entitles the customer to post-contract technical support and unspecified product upgrades for the initial license term or renewal period. The Company recognizes these additional annual renewal fees as services revenues ratably over the term of the renewal period, which is also generally 12 months.

        For a perpetual software license agreement, upon meeting the revenue recognition criteria, the Company immediately recognizes as software revenues the amount of initial license fees if sufficient vendor specific objective evidence exists to support allocating a portion of the total fee to the undelivered elements of the arrangement. If sufficient vendor specific objective evidence of the undelivered elements does not exist, the Company typically recognizes the initial license fee ratably over the initial post contract maintenance term, which is generally 12 months. Under these perpetual license agreements, the Company recognizes annual maintenance fees as services revenues ratably over the post-contract maintenance period, which is typically 12 months. The Company's customers may renew their maintenance term by paying an additional maintenance fee. Payment of this fee entitles the customer to post-contract technical support and unspecified product upgrades. The Company recognizes these additional maintenance fees as services revenues ratably over the term of the renewal period, which is also generally 12 months.

        The Company shares annual renewal fees and annual maintenance fees with those resellers who provide level one technical support to customers. When these revenues are shared with resellers, the Company typically receives between 50% and 70% of the amount charged by the reseller to the customer. The Company recognizes these annual renewal fees and annual maintenance fees as services revenues ratably over the term of the renewal period.

        The Company also generates revenues from other services that it provides to its resellers and customers. These additional services revenues include fees for educational services and professional services. Revenues from educational services, which consist of training courses for resellers and customers, and professional services, which include implementing and customizing our products for a customer, are typically recognized as the related services are performed.

Allowance for Doubtful Accounts Receivable

        The Company adjusts the allowance for doubtful accounts for each reporting period based on a detailed analysis of its accounts receivable at the end of that period. In estimating the allowance for doubtful accounts, the Company primarily considers the age of the reseller's or customer's receivable and also considers the creditworthiness of the reseller or customer, the economic conditions of the customer's industry, and general economic conditions, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of its future allowance for doubtful accounts.

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

Investments

        The Company's investments, which consist primarily of taxable corporate and government debt securities, are classified as available-for-sale. Such investments are recorded at fair value and unrealized gains and losses are excluded from earnings and recorded as a separate component of equity until realized. Premiums or discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of securities below cost judged to be other than temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Interest and dividends on all securities are included in interest income when earned.

Financial Instruments

        The fair value of financial instruments, including cash and cash equivalents, accounts receivable and the line of credit approximate the carrying values.

Property and Equipment

        Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the related lease or the estimated useful life.

Impairment of Long-Lived Assets

        The Company adopted Financial Accounting Standards Board (FASB) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, on January 1, 2002. The adoption of FASB Statement No. 144 did not affect the Company's financial statements.

        In accordance with FASB Statement No. 144, long-lived assets, such as property, plant and equipment, and intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. The Company does not have any long lived assets it considers to be impaired.

Advertising

        The Company expenses all advertising costs as incurred. Advertising expense for 2003, 2002 and 2001 was $66,000, $121,000 and $400,000, respectively.

Research and Development

        Research and development expenditures are generally expensed as incurred. FASB Statement No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant. Through December 31, 2003, all research and development costs have been expensed.

Stock Options

        The Company applies the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. FASB Statement No. 123, Accounting for Stock-Based Compensation and FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, and amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of FASB Statement No. 123, as amended.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense on a straight-line basis over the options' vesting period. The table included below illustrates the effect on the net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123 to stock-based employee compensation (in thousands except per share amounts).

	Years Ended December 31,
	2003	2002	2001
Net loss, as reported	$(5,869)	$(7,665)	$(10,990)
Add: Stock-based employee compensation expense and stock-based non-employee expense included in reported net income, net of related tax effects	100	109	197
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(3,784)	(5,592)	(4,969)

Pro forma net loss	$(9,553)	$(13,148)	$(15,762)

Loss per share:
Basic and diluted—as reported	$(0.38)	$(0.50)	$(0.73)
Basic and diluted—pro forma	(0.61)	(0.85)	(1.05)

        Pro forma information regarding net income is required by FASB Statement No. 148, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions for 2003, 2002 and 2001, respectively:

  •
  a risk-free interest rate of 4.26%, 3.82% and 5.03%,

  •
  a volatility factor of 91.8%, 98.1% and 96.8%,

  •
  a dividend yield of 0% for all years, and

  •
  a weighted-average expected life of the option of 7.5 years for all years.

Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Loss Per Share

        Basic loss per share is calculated based on the weighted-average number of outstanding common shares in accordance with FASB Statement No. 128, Earnings per Share. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares. When the Company reports a net loss, the calculation of diluted net loss per share excludes potential common shares as the effect would be antidilutive. Potential common shares are composed of shares of common stock issuable upon the exercise of stock options. In 2003, 2002 and 2001, 472,000, 515,000 and 1.0 million shares of common stock, respectively, would not have been included in the diluted weighted average shares outstanding, as their effect would be antidilutive.

Comprehensive Loss

        Comprehensive loss is comprised of net loss and other comprehensive income (loss). The only items of other comprehensive income (loss), which the Company currently reports, are unrealized gains (losses) on marketable securities and foreign currency translation. Total comprehensive loss was $5.8 million, $7.5 million and $11.0 million for 2003, 2002 and 2001, respectively.

Reclassifications

        Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

Recently Issued Accounting Standards

        In May 2003, the FASB issued FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement.

        In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FASB Interpretation No. 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FASB Interpretation No. 46R to interests in variable interest entities (VIEs) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FASB Interpretation No. 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FASB Interpretation No. 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company does not hold any interests in VIEs.

2.     INVESTMENTS

        Investments are summarized as follows at December 31 (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
December 31, 2003:
Government notes	$3,008	$—	$—	$3,008

December 31, 2002:
Corporate notes	$1,002	$—	$—	$1,002
Government notes	7,608	7	—	7,615
Other asset-backed securities	712	2	—	714

Total short-term investments	$9,322	$9	$—	$9,331

        The Company's short-term investments all mature in less than one year. Proceeds from the sale of investment securities were $6.4 million and $13.3 million in 2003 and 2002, respectively. Gross realized gains and gross realized losses included in interest income, net totaled less than $10,000 in 2003 and 2002.

        Interest income was $179,000, $422,000 and $1.2 million in 2003, 2002 and 2001, respectively.

3.     PROPERTY AND EQUIPMENT

        Property and equipment are summarized as follows at December 31 (in thousands):

	December 31,
	2003	2002
Computer equipment	$15,261	$14,770
Furniture and fixtures	2,033	1,859
Office equipment	401	429
Leasehold improvements	2,359	1,855
Software	3,143	2,940
Trade show equipment	277	337

Total cost	23,474	22,190
Less accumulated depreciation	17,617	14,604

Property and equipment, net	$5,857	$7,586

        Property and equipment is depreciated over useful lives of 3 to 5 years, except for leasehold improvements, which are depreciated over the lesser of the term of the related lease or the estimated useful life, varying from 5 to 15 years.

4.     BANK LINE OF CREDIT

        The Company has a line of credit secured by cash and cash equivalents with a bank in the amount of $3.0 million with interest to be charged at the bank's prime rate (4.00% at December 31, 2003). Principal on the note is due on demand and interest is remitted monthly. As of December 31, 2003 the Company had borrowed $2.8 million under this line and repaid the amount on January 5, 2004.

        The Company paid $16,000, $12,000 and $24,000 of interest in 2003, 2002, and 2001, respectively.

5.     RELATED PARTY TRANSACTIONS

        The Company's primary shareholder and CEO was a director and 25% shareholder in a telemarketing company that provided both telemarketing and fulfillment services to the Company through March 31, 2002 and in previous years. The Company paid approximately $35,000 in 2002 and $198,000 in 2001 for these services.

        During most of 2001, the Company held a 19% interest in Interactive Portal, Inc. (Interactive Portal), an application service provider, which offered a variety of subscription based, enhanced communications and application services. In October 2001, the Company acquired the remaining 81% ownership of Interactive Portal not owned by the Company from the Company's primary shareholder and CEO and a director of the Company. The purchase price was based on the net book value of Interactive Portal. The Company issued an aggregate of 99,136 shares of its common stock at $5.00 per share as payment of the purchase price. The acquisition was accounted for as a purchase. The operating results of Interactive Portal are included with those of the Company from the date of acquisition forward. The sellers are entitled to royalties (aggregating 5%) for a period of three years from October 2001 on sales of certain of the Company's products, which utilize software developed by Interactive Portal. Royalty amounts in each of the three years ended December 31, 2003 have totaled less than $36,000 for each year. In addition, in 2001, the Company paid Interactive Portal approximately $55,000 for various services provided.

        In 2001, the Company entered into a software development agreement and a service contract with a wireless communications software company, the majority shareholder of which is a director of the Company and a minority shareholder of which is the Company's primary shareholder and CEO. In 2001, the Company paid approximately $100,000 for development work and wireless communication expenses and the Company received a software order for approximately $17,000. In 2002, the Company paid approximately $21,000 in wireless communication expenses. As of December 31, 2002, the wireless communications services were discontinued.

6.     SHAREHOLDERS' EQUITY

        On January 25, 2001, the Company received an equity investment from Cisco Systems, Inc. The Company sold 515,517 shares of common stock at a price of $29.00 per share, yielding approximately $15.0 million in cash.

Stock Option Plans

        The Company's Stock Option Plans, adopted in 1995 and 1999, authorize the Board of Directors or the Compensation Committee, as applicable, to grant incentive and nonqualified stock options. The Board of Directors has approved up to an aggregate of 3.9 million shares for issuance under the 1999 Stock Option Plans. The exercise price of the options must not be less than the fair market value of the common stock for incentive options at the date of grant. Options granted under the 1999 Stock Option Plan generally vest over four years. Options generally become exercisable in equal installments on each of the first through the fourth anniversaries of the date of grant. The term of each option is ten years from the date of grant. However, in the case of an incentive option granted to an employee who, at the time the option is granted, owns stock representing more than ten percent of the voting power of all classes of stock of the Company, the term of the option shall be five years from the date of grant. The plans may be terminated by the Board of Directors at anytime. The Board of Directors has also issued 67,500 nonqualified stock options in 1998 outside of the 1995 and 1999 Stock Option Plans.

        During the fourth quarter of 2003, the Company offered a voluntary stock option exchange program for its employees. Under the program, employees were given the opportunity, if they chose, to cancel certain outstanding options for common stock previously granted to them in exchange for new options for common stock. Each employee electing to participate in the exchange program was required to exchange all options granted during the six-month and one day period prior to the cancellation date. If the options which the employee elected to cancel were granted prior to June 30, 2003, new option grants will be issued for one-third the number of shares of common stock of the previous option grant with two year vesting and for options granted on or after June 30, 2003, new option grants will be issued for the equal number of shares of common stock with three year vesting (except for those relating to options granted on or after June 30, 2003 which had an original vesting period of one year or less, which new options will be fully exercisable on the date of grant). Under the exchange program, options for 453,933 shares of common stock with exercise prices ranging from $2.39 to $49.00 were tendered and cancelled and the Company expects to grant replacement options for 158,361 shares of common stock on July 2, 2004 with an exercise price equal to the fair market value of the common stock on that date, subject to certain conditions such as the employee's continued employment.

        During the second quarter of 2001, the Company offered a limited voluntary stock option exchange program for its employees. Under the program, employees were given the opportunity, if they chose, to cancel certain outstanding options for common stock previously granted to them in exchange for new options for common stock to be issued six months and one day after exchange. Each employee electing to participate in the exchange program was required to exchange all options granted during the six-month period prior to the cancellation date. The exchange resulted in the voluntary cancellation of options to purchase approximately 218,000 shares of common stock with exercise prices ranging from $12.00 to $49.00 per share. Approximately 216,000 options to purchase common stock were granted with an exercise price equal to the fair market value of the common stock of $4.70.

        The Company recognized expense of $100,000, $109,000 and $197,000 in 2003, 2002 and 2001, respectively, for the amortization of stock options granted to non-employees and the amortization of stock options granted to employees with an intrinsic value on the date of issuance.

        Stock option activity is summarized as follows:

	Year Ended December 31,
	2003		2002		2001
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balances, beginning of year	3,247,374	$8.59	3,187,930	$9.81	2,232,816	$11.03
Options granted	672,560	3.24	555,360	4.41	1,899,070	11.14
Options exercised	(94,912)	1.47	(111,185)	1.03	(247,450)	1.33
Options canceled	(835,222)	15.29	(384,731)	13.18	(696,506)	20.38

Options outstanding, end of year	2,989,800	5.74	3,247,374	8.59	3,187,930	9.81

Option price range at end of year	$0.13 - $50.50		$0.13 - $50.50		$0.13 - $50.50
Options available for grant at end of year	1,639,906		1,755,244		1,728,023
Weighted average fair value of options granted during the year	$2.71		$3.73		$9.43

        The following table summarizes information about the options outstanding at December 31, 2003:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.13 - $ 2.99	772,067	5.87 years	$1.75	483,158	$1.10
$ 3.00 - $ 4.49	779,971	7.87 years	3.24	355,431	3.13
$ 4.50 - $ 5.99	791,788	8.03 years	5.62	399,840	5.59
$ 6.00 - $ 8.99	234,325	7.05 years	7.74	108,904	7.98
$ 9.00 - $13.49	210,545	6.14 years	10.88	170,321	10.67
$13.50 - $50.50	201,104	6.84 years	23.39	131,857	24.35

Total/average	2,989,800		5.74	1,649,511	5.93

2000 Employee Stock Purchase Plan

        In May 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the 2000 Purchase Plan). A total of 500,000 shares of common stock have been reserved for issuance under the 2000 Purchase Plan. The 2000 Purchase Plan permits eligible employees to acquire shares of the Company's common stock through periodic payroll deductions of up to 20% of their total compensation. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of Interactive Intelligence common stock on the first or last business day of the immediately preceding calendar quarter. An employee may set aside no more than $25,000 to purchase shares annually. The initial offering period commenced on April 1, 2000. A total of 134,196, 130,511 and 76,665 shares were issued in 2003, 2002 and 2001, respectively, under the 2000 Purchase Plan at an average price of $2.87 in 2003, $3.47 in 2002 and $8.80 in 2001.

7.     LEASE AGREEMENTS

        The Company leases its corporate headquarters facility under a non-cancelable operating lease agreement, which expires in 2018. The 120,000 square foot building is located in Indianapolis, Indiana. The Company has lease agreements for 45,390 square feet related to its previous corporate headquarters. These leases expire on February 29, 2004 and February 12, 2005.

        Minimum future lease payments under non-cancelable operating leases as of December 31, 2003 are summarized as follows (in thousands):

2004	$2,654
2005	2,282
2006	2,044
2007	2,016
2008	2,223
Thereafter	23,301

Total minimum lease payments	$34,520

        The Company also rents office space for sales, development and international offices under month-to-month leases and leases with terms generally less than one year. Rent expense was $4.6 million, $2.6 million and $2.9 million in 2003, 2002 and 2001, respectively.

8.     CONCENTRATION OF CREDIT RISK

        No entity accounted for 10% or more of revenues or accounts receivable in 2003, 2002 or 2001. However, five entities collectively represented 30% and 29% of the accounts receivable balance at December 31, 2003 and December 31, 2002, respectively. The Company evaluates the credit worthiness of its customers on a periodic basis. The Company generally does not require collateral.

9.     RETIREMENT SAVINGS PLAN

        The Company maintains a 401(k) retirement savings plan to provide retirement benefits for substantially all of its North American employees. Participants in the plan may elect to contribute up to 20% of their annual compensation to the plan, limited to the maximum amount allowed by the Internal Revenue Code. The Company, at its discretion, may make annual contributions to the plan. The Company has made no contributions to the plan through December 31, 2003.

10.   INCOME TAXES

        Income tax expense attributable to income from continuing operations consists of (in thousands):

	Current	Deferred	Total
December 31, 2003:
U.S. Federal	$—	$—	$—
State and local	6	—	6
Foreign jurisdiction	205	—	205

Total	$211	$—	$211

December 31, 2002:
U.S. Federal	$—	$—	$—
State and local	5	—	5
Foreign jurisdiction	225	—	225

Total	$230	$—	$230

December 31, 2001:
U.S. Federal	$—	$—	$—
State and local	1	—	1
Foreign jurisdiction	270	—	270

Total	$271	$—	$271

        Income tax expense attributable to income from continuing operations differed from the benefit of $1.9 million, $2.5 million and $3.6 million for 2003, 2002 and 2001, respectively, computed by applying the U.S. Federal income tax rate of 34% to pretax loss primarily due to the fact that the Company has provided a valuation allowance against its tax credit carryforwards and net operating losses due to the uncertainty of their realizability.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below (in thousands):

	2003	2002
Deferred tax assets attributable to:
Net operating loss carryforward	$19,494	$13,344
Deferred revenue	—	4,114
Research and development carryforward	2,474	1,956
Other	1,372	1,222

Total gross deferred tax assets	23,340	20,636
Less valuation allowance	(23,340)	(20,636)

Net deferred tax assets	$—	$—

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $68 million prior to the expiration of the net operating loss carryforwards in 2018. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences and has therefore recorded a full valuation allowance.

11.   SEGMENT DISCLOSURES

        In accordance with FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company views its operations and manages its business as principally one segment which is interaction management software applications licensing and associated services. As a result, the financial information disclosed herein represents all of the material financial information related to the Company's principal operating segment.

        Revenues derived from non-North American customers accounted for approximately 13% in 2003, 19% in 2002 and 22% in 2001 of the Company's total revenues. The Company attributes its revenues to countries based on the country in which the customer is located. The sales and licensing revenues in each individual non-North American country accounted for less than 10% of total revenues in 2003, 2002 or 2001. Approximately 10% of the Company's assets are located in foreign countries, of which approximately 4% are located in the United Kingdom.

12.   CONTINGENCIES

        From time to time the Company has received claims from competitors and other technology providers claiming that the Company's technology infringes their proprietary rights. One such claim has resulted in a legal proceeding being filed against the Company, which is described below. The Company cannot assure you that these matters can be resolved amicably without litigation, or that the Company will be able to enter into licensing arrangements on terms and conditions that would not have a material adverse effect on its business, financial condition or results of operations.

        In July 2002, the Company received a letter from a consulting firm that has been retained by a telecommunication technology provider to develop and implement a licensing program based on the technology provider's patents. The consulting firm believes that the Company has infringed on the technology provider's propriety rights and therefore feels that a licensing agreement between the Company and the technology provider is appropriate. The Company believes that the technology subject to this claim is not significant to the software it licenses. The Company believes that this matter can be resolved without a material adverse effect on its business, financial condition or results of operations, however the Company cannot provide assurance as to the outcome.

        In December 2002, the Company received a letter from one of its resellers requesting indemnification related to a request that the reseller had received for indemnification from a customer. The customer had received a letter from a third party indicating that the customer may be infringing patents held by the third party. To date, the Company's patent counsel has not determined the validity or the applicability of these patents as they relate to its products or whether the reseller is entitled to indemnification. The Company believes that this matter can be resolved without a material adverse effect on its business, financial condition or results of operations, however the Company cannot provide assurance as to the outcome.

        On September 30, 2003, Recursion Software, Inc. filed suit in Dallas County Court in Dallas, Texas against the Company alleging breach of contract and money due under claims of quantum meruit and unjust enrichment. Recursion claims that the Company incorporated Recursion Software into one of its products in breach of the underlying license. No dollar amount has been stated in the action. The Company believes that it has strong defenses to the claims and intends to vigorously defend against the action. The Company believes that this matter can be resolved without a material adverse effect on its business, financial condition or results of operations, however the Company cannot provide assurance as to the outcome.

        In November 2002, the Company received a notification from the French government as a result of a tax audit that had been conducted encompassing the years 1998, 1999, 2000 and 2001. These assessments claim various taxes are owed related to Value Added Tax ("VAT") and corporation taxes in addition to what has previously been paid and accrued. As of December 31, 2003, the assessment related to VAT was approximately $2.9 million and the assessment related to corporation taxes was approximately $378,000. The Company's tax counsel has assessed the possibility of the Company paying the assessment related to VAT as remote and the assessment related to corporation taxes as reasonably possible, therefore the Company has not accrued for these amounts. The Company is appealing the assessments, but cannot assure you that these matters will be resolved without litigation or that it will not have to pay some or all of the assessments.

        From time to time, the Company is also involved in certain legal proceedings in the ordinary course of conducting its business. While the ultimate liability pursuant to these actions cannot currently be determined, the Company believes these legal proceedings will not have a material adverse effect on its financial position or results of operations. Litigation in general, and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict.

13.   RESTRUCTURING AND OTHER CHARGES

Year Ended December 31, 2003

        In February 2003, the Company announced its plan to downsize and reorganize resources in Europe, the Middle East and Africa ("EMEA"). The French office was significantly affected, with most positions moved or eliminated. The Company determined that the severance payments and related legal fees qualified as restructuring costs in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

        Effective April 1, 2003, the Company moved its worldwide headquarters to a new building in Indianapolis, Indiana and all Indianapolis-based employees, equipment and furniture were relocated to the new facility. The Company continues to owe lease payments on the previous headquarters through February 29, 2004, for most of the space, and through February 12, 2005 for the remaining space. The Company determined that the remaining lease payments on the previous headquarters, net of sublease income, qualified as an exit cost and was recognized in accordance with FASB Statement No. 146 as restructuring charges. The Company does not anticipate additional restructuring charges related to the relocation of its worldwide headquarters.

        The Company recognized restructuring charges in accordance with FASB Statement No. 146 of $3.4 million for the year ended December 31, 2003, which includes approximately $1.3 million related to severance.

        The Company has ten former employees from its French office that it has not reached agreement regarding severance. The Company has recorded a liability for the estimated severance for those employees in accordance with FASB Statement No. 146. The Company could incur additional expenses related to these employees for legal fees and for additional severance costs when a settlement is reached.

Year Ended December 31, 2002

        On April 4, 2002, the Company commenced a restructuring program to reduce expenses and improve efficiency due to macro-economic and capital spending issues affecting its industry. The restructuring program consisted of reducing approximately 10% of the Company's worldwide workforce and was substantially completed by the end of the second quarter of 2002. The reduction in staff affected most business functions and geographic regions. Nearly all of the $649,000 recorded as restructuring charges related to severance payments and fringe benefits, which was classified as operating expenses.

        Beginning in November 2002, the Company commenced a small restructuring program to continue to reduce expenses and improve efficiency due to macro-economic and capital spending issues affecting the industry. The restructuring program consisted of reducing approximately 2% of the Company's worldwide workforce. The reduction in staff affected several departments and geographic regions. Nearly all of the $49,000 recorded as restructuring charges related to severance payments and fringe benefits, which was classified as operating expenses.

        In addition, the Company incurred approximately $76,000 in legal fees in 2002 related to the potential restructuring of the resources in EMEA.

Year Ended December 31, 2001

        On July 6, 2001 the Company commenced a restructuring program to reduce expenses and improve efficiency due to macro-economic and capital spending issues affecting its industry. In addition to the charge related to restructuring, the Company also incurred a charge related to the write-down of an impaired asset in 2001.

        The restructuring program consisted of reducing approximately 10% percent of the Company's worldwide workforce and closing certain sales offices and was substantially completed by the end of the third quarter of fiscal 2001. The reduction in staff affected most business functions and geographic regions. The Company recorded a restructuring charge of approximately $456,000, most of which related to severance payments and fringe benefits.

        In the third quarter of 2001, due to the decline in business conditions, the Company wrote down its 19% equity investment in Interactive Portal. The Company recognized a charge for this write-down in the amount of approximately $600,000. In October 2001, the remaining 81% ownership of Interactive Portal was purchased as described in Note 5.

        As a result of the restructuring program and the impaired asset, the Company recorded charges in the third quarter of 2001 totaling approximately $1.1 million, which were classified as operating expenses.

        A summary of the beginning accrued restructuring charges, expensed amount, cash payments and the ending accrued restructuring charges for December 31 is presented below (in thousands).

	Beginning Balance	Expense	Cash Payments	Ending Balance
December 31, 2003:
EMEA restructuring	$53	$1,770	$(1,274)	$549
Headquarters relocation	—	1,670	(1,403)	267

Total	$53	$3,440	$(2,677)	$816

December 31, 2002:
Worldwide restructuring	$5	$774	$(726)	$53

December 31, 2001:
Worldwide restructuring	$—	$456	$(451)	$5
Impaired asset	—	600	(600)	—

Total	$—	$1,056	$(1,051)	$5

SELECTED QUARTERLY FINANCIAL DATA (unaudited)

(in thousands, except per share amounts)

	Quarters in Year Ended December 31, 2003
	First	Second	Third	Fourth
Revenues:
Software	$8,621	$5,772	$5,684	$6,246
Services	5,763	6,335	6,455	6,636

Total revenues	14,384	12,107	12,139	12,882

Cost of revenue:
Software	292	325	254	319
Services	3,186	3,254	2,962	3,049

Total cost of revenue	3,478	3,579	3,216	3,368

Gross profit	10,906	8,528	8,923	9,514

Operating expenses:
Sales and marketing	5,207	4,910	5,028	5,637
Research and development	3,495	3,472	3,322	3,154
General and administrative	1,456	1,356	1,546	1,669
Restructuring and other charges	448	2,690	34	268

Total operating expenses	10,606	12,428	9,930	10,728

Operating income (loss)	300	(3,900)	(1,007)	(1,214)
Interest income, net	53	43	36	31

Income (loss) before income taxes	353	(3,857)	(971)	(1,183)
Income taxes	53	43	54	61

Net income (loss)	$300	$(3,900)	$(1,025)	$(1,244)

Net income (loss) per share—basic and diluted	$0.02	$(0.25)	$(0.07)	$(0.08)

Shares used to compute net loss per share:
Basic	15,565	15,600	15,638	15,705
Diluted	15,947	15,600	15,638	15,705
	Quarters in Year Ended December 31, 2002
	First	Second	Third	Fourth
Revenues:
Software	$7,592	$7,704	$6,753	$6,274
Services	4,361	4,416	5,147	5,559

Total revenues	11,953	12,120	11,900	11,833

Cost of revenue:
Software	272	192	273	249
Services	3,023	2,865	2,920	3,315

Total cost of revenue	3,295	3,057	3,193	3,564

Gross profit	8,658	9,063	8,707	8,269

Operating expenses:
Sales and marketing	5,549	5,191	5,189	5,093
Research and development	3,906	3,712	3,739	3,785
General and administrative	1,497	1,381	1,369	1,359
Restructuring and other charges	—	682	—	92

Total operating expenses	10,952	10,966	10,297	10,329

Operating loss	(2,294)	(1,903)	(1,590)	(2,060)
Interest income, net	129	104	86	93

Loss before income taxes	(2,165)	(1,799)	(1,504)	(1,967)
Income taxes	69	60	50	51

Net loss	$(2,234)	$(1,859)	$(1,554)	$(2,018)

Net loss per share—basic and diluted	$(0.15)	$(0.12)	$(0.10)	$(0.13)

Shares used to compute net loss per share	15,337	15,398	15,453	15,500

Schedule II—Valuation and Qualifying Accounts
Interactive Intelligence, Inc. and Subsidiaries

Description	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses, net		Charged to Other Accounts— Describe	Deductions— Describe (1)	Balance at End of Period
Accounts receivable allowances deducted from asset accounts:
Year ended December 31, 2003	$671,000	$(97,000	)(2)	$—	$220,000	$354,000
Year ended December 31, 2002	677,000	325,000		—	331,000	671,000
Year ended December 31, 2001	631,000	744,000		—	698,000	677,000

(1)
Uncollectible accounts written off, net of recoveries.

(2)
Credits reflect recovery of amounts previously written off or revisions to previous estimates.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A. Controls and Procedures

        We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003 pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.

        There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        Information with respect to Directors set forth under the caption "Election of Directors," information with respect to Executive Officers set forth under the caption "Executive Officers," information with respect to any delinquent filers set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and information with respect to the code of ethics set forth under the caption "Code of Ethics" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2004, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003, are incorporated herein by reference.

Item 11. Executive Compensation.

        Information with respect to remuneration of the Company's officers and Directors set forth under the caption "Executive Compensation" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2004, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information set forth under the captions "Principal Shareholders", "Security Ownership of Management" and "Securities Authorized for Issuance under Equity Compensation Plans" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2004, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

        Information set forth under the caption "Certain Transactions" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2004, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

        Information set forth under the caption "Independent Auditors" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2004, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003, is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

1.
Consolidated Financial Statements

        The following information appears in Item 8 of Part II of this Report:

  •
  Reports of Independent Auditors
  •
  Consolidated Balance Sheets as of December 31, 2003 and 2002
  •
  Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001
  •
  Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2003, 2002 and 2001
  •
  Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001
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

3.
Reports on Form 8-K

  On November 17, 2003, the Company filed a Form 8-K, which attached a press release announcing its plans to begin a stock repurchase program of its common stock.

4.
Exhibits

  Documents listed below are being filed as exhibits herewith. Documents identified by parenthetical numbers are being incorporated herein by reference and, pursuant to Rule 12b-32 of the General Rules and Regulations promulgated by the Commission under the Securities Exchange Act of 1934, reference is made to such documents as previously filed as exhibits with the Commission.

Exhibit Number	Document
3.1	(1)	Restated Articles of Incorporation of the Company
3.2	(1)	By-Laws of the Company, as amended to date
10.1	(1)	*1995 Incentive Stock Option Plan, as amended
10.2	(1)	*1995 Nonstatutory Stock Option Incentive Plan
10.3	(3)	*1999 Stock Option and Incentive Plan, as amended February 22, 2000
10.4	(1)	*Outside Directors Stock Option Plan, as amended
10.6	(1)	Strategic Relationship Agreement between the Company and Dialogic Corporation

10.7	(1)	Support Services Agreement between the Company and Dialogic Corporation
10.8	(1)	*(i) Consulting and Employment Agreement between the Company and John R. Gibbs, dated January 2, 1995
	(1)	*(ii) Amendment A, dated May 14, 1999, to Consulting and Employment Agreement between the Company and John R. Gibbs, dated January 2, 1995
10.9	(12)	Employment Agreement between the Company and Donna LeGrand dated August 11, 2003
10.10	(1)	*Employment Agreement between the Company and Keith A. Midkiff, dated February 10, 1997
10.11		Employment Agreement between the Company and Stephen R. Head, dated November 3, 2003
10.12	(1)	*(i) Employment Agreement between the Company and Jeremiah J. Fleming, dated as of March 1, 1997
	(1)	*(ii) Amendment A, dated May 14, 1999, to Employment Agreement between the Company and Jeremiah J. Fleming, dated as of March 1, 1997
	(9)	*(iii) Letter of Assignment between the Company and Jeremiah J. Fleming, dated as of April 1, 2001
10.14	(1)	*Stock Option Agreement between the Company and Donald E. Brown, M.D., dated September 22, 1998
10.15	(10)	*Employment Agreement between the Company and David N. Hudson, dated January 20, 2002.
10.16	(10)
		(i) Office Lease, dated April 1, 2001, between the Company and Duke-Weeks Realty Limited Partnership (Exhibits thereto will be furnished supplementally to the Securities and Exchange Commission upon request.)
	(10)
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
	(9)	(ii) Modification and/or Extension Agreement, dated April 30, 2001, between the Company and KeyBank
	(11)	(iii) Modification and/or Extension Agreement, dated April 29, 2002, between the Company and KeyBank
10.18	(1)	Consolidated Subordinated Promissory Note made by the Company in favor of Donald E. Brown, M.D., dated May 1, 1999
10.19	(1)	(i) Office Lease, dated September 16, 1998, between the Company and College Park Plaza Associates, Inc.
	(4)	(ii) Lease Modification Agreement, dated December 8, 1999, between the Company and College Park Plaza Associates, Inc.

10.20
		Commercial Pledge and Security Agreement, dated December 19, 2003, between the Company and KeyBank National Association and Promissory Note made by the Company in favor of Keybank National Association, dated December 19, 2003
10.23	(1)	Form of Indemnity Agreement between the Company and each of its directors and executive officers
10.27	(5)	*Form of Amendment to Employment Agreement, dated March 15, 2000, between the Company and each of Messrs. John R. Gibbs, Keith A. Midkiff and Jeremiah J. Fleming.
10.28	(6)	*Interactive Intelligence, Inc. Employee Stock Purchase Plan
10.29	(7)	*Interactive Intelligence, Inc. 401(k) Savings Plan
10.31	(10)
		Stock Purchase Agreement dated as of October 1, 2001 by and among the Company and Donald E. Brown, M.D. and Robert A. Compton (Exhibits thereto will be furnished supplementally to the Securities and Exchange commission upon request.)
10.32	(10)	Royalty Agreement dated as of October 1, 2001 by and among the Company and Donald E. Brown, M.D.
10.33	(10)	Royalty Agreement dated as of October 1, 2001 by and among the Company and Robert A. Compton
21		Subsidiaries of the Company
23.1		Consent of Ernst & Young LLP
23.2		Consent of KPMG LLP
31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Donald E. Brown, M.D., Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Stephen R. Head, Chief Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(11)
The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 is incorporated herein by reference.

(12)
The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Interactive Intelligence, Inc. (Registrant)
Date: March 25, 2004	By	/s/ STEPHEN R. HEAD Stephen R. Head Chief Financial Officer, Vice President of Finance and Administration, Secretary and Treasurer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

/s/ DONALD E. BROWN, M.D. Donald E. Brown, M.D.	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2004
/s/ STEPHEN R. HEAD Stephen R. Head	Chief Financial Officer, Vice President of Finance and Administration, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 25, 2004
/s/ ROBERT A. COMPTON Robert A. Compton	Director	March 25, 2004
/s/ SAMUEL F. HULBERT, PH.D Samuel F. Hulbert, Ph.D	Director	March 25, 2004
/s/ WILLIAM E. MCWHIRTER William E. McWhirter	Director	March 25, 2004

QuickLinks

TABLE OF CONTENTS
PART I.
  Item 1. Business.
  Item 2. Properties
  Item 3. Legal Proceedings
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
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
  Item 8. Financial Statements and Supplementary Data.
Schedule II—Valuation and Qualifying Accounts Interactive Intelligence, Inc. and Subsidiaries
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES