Form 10-Q
period 2004-03-31
INTERACTIVE INTELLIGENCE INC
filed 2004-05-12
CIK 1083318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes ☐   No ☒

The number of shares of common stock outstanding on April 30, 2004 was 15,836,663.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements and Footnotes.

Interactive Intelligence, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	March 31, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,123	$12,461
Short-term investments	—	3,008
Account receivable, net of allowance for doubtful accounts of $404 in 2004 and $354 in 2003	7,346	8,956
Prepaid expenses	2,260	1,958
Other current assets	527	418
Total current assets	25,256	26,801
Property and equipment, net	5,348	5,857
Other assets, net	641	601
Total assets	$31,245	$33,259

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$1,200	$2,800
Accounts payable and accrued liabilities	4,532	4,544
Accrued compensation and related expenses	1,426	1,349
Deferred software revenues	8,250	8,745
Deferred services revenues	11,879	12,030
Total current liabilities	27,287	29,468
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 authorized; 15,816,666 issued and outstanding at March 31, 2004, 15,755,477 issued and outstanding at December 31, 2003	158	157
Additional paid-in capital	64,854	64,696
Accumulated other comprehensive income	168	280
Accumulated deficit	(61,222)	(61,342)
Total shareholders’ equity	3,958	3,791
Total liabilities and shareholders’ equity	$31,245	$33,259

See Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2003
Revenues:
Software	$6,993	$8,621
Services	6,713	5,763
Total revenues	13,706	14,384
Cost of revenues:
Software	493	292
Services	2,855	3,186
Total cost of revenues	3,348	3,478
Gross profit	10,358	10,906
Operating expenses:
Sales and marketing	5,028	5,207
Research and development	3,278	3,495
General and administrative	1,871	1,456
Restructuring and other charges	16	448
Total operating expenses	10,193	10,606
Operating income	165	300
Interest income, net	7	53
Income before income taxes	172	353
Income taxes	52	53
Net income	$120	$300

Net income per share:
Basic	$0.01	$0.02
Diluted	0.01	0.02

Shares used to compute net income per share:
Basic	15,806	15,565
Diluted	16,700	15,947

See Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.

Condensed Consolidated Statement of Shareholders’ Equity (unaudited)

(in thousands)

			Additional	Accum. Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (loss)	Deficit	Total
Balances, December 31, 2003	15,755	$157	$64,696	$280	$(61,342)	$3,791

Issuances of common stock	30	—	72	—	—	72
Exercise of stock options	32	1	83	—	—	84
Amortization of deferred stock-based compensation	—	—	3	—	—	3
Comprehensive income (loss):
Unrealized loss on foreign currency	—	—	—	(112)	—	(112)
Net income	—	—	—	—	120	120
Total comprehensive income (loss)	—	—	—	(112)	120	8

Balances, March 31, 2004	15,817	$158	$64,854	$168	$(61,222)	$3,958

See Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended March 31,
	2004	2003

Operating activities:
Net income	$120	$300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	873	1,278
Amortization	3	24
Changes in operating assets and liabilities:
Accounts receivable	1,610	(1,829)
Prepaid expenses	(302)	168
Other current assets	(221)	(23)
Other assets	(40)	4
Accounts payable and accrued liabilities	(12)	131
Accrued compensation and related expenses	77	289
Deferred software revenues	(495)	(417)
Deferred services revenues	(151)	2,445
Net cash provided by operating activities	1,462	2,370

Investing activities:
Purchases of property and equipment	(364)	(1,182)
Sales of available-for-sale investments	3,008	5,502
Net cash provided by investing activities	2,644	4,320

Financing activities:
Repayments on line of credit, net	(1,600)	—
Proceeds from issuance of common stock	72	91
Proceeds from stock options exercised	84	—
Net cash provided (used) by financing activities	(1,444)	91

Net increase in cash and cash equivalents	2,662	6,781
Cash and cash equivalents, beginning of period	12,461	5,913
Cash and cash equivalents, end of period	$15,123	$12,694

Cash paid for interest	$13	$6
Cash paid for taxes	3	1

See Notes to Condensed Consolidated Financial Statements

1.              Description of Business and Basis of Presentation

Interactive Intelligence, Inc. (the “Company”) is a leading provider of software applications for contact centers and is leveraging that leadership position to provide mission critical voice over Internet protocol (VoIP) applications to enterprises. The Company sells into four distinct markets, all of whose needs are increasing for VoIP-based systems:

•                  Contact Centers

•                  Enterprise IP Telephony

•                  Unified Communications, and

•                  Self-service Automation.

The Company’s principal competitors are hardware vendors who offer proprietary approaches using a combination of phone systems, call distributors, voicemail systems, and interactive voice response (IVR) systems equipment. The Company offers a software solution based on Microsoft Windows that resides on a customer’s network and uses an open Session Initiation Protocol (SIP) for VoIP networking. This open approach typically results in lower overall costs for phone devices, system maintenance, and customer networking. The Company’s software applications are also pre-integrated into many popular business applications such as financial, customer relationship management (CRM) and enterprise resource planning (ERP) software, thereby automating and tracking business transactions to customer interactions. The Company is best known for its bundled suite of contact center applications that includes multi-media customer contact for phone calls, Web chat, Web callback, e-mail queuing, customer defined queues, and integrated speech recognition applications.

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

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

These financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2003, included in the Company’s Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 25, 2004. Our results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

2.              Net Income Per Common Share

Basic net income per share is calculated based on the weighted-average number of outstanding common shares in accordance with Financial Accounting Standards Board (FASB) Statement No. 28, Earnings per Share. Diluted net income per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares.

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003

Net income (A)	$120	$300

Weighted average outstanding shares of common stock (B)	15,806	15,565
Dilutive effect of options to purchase common stock	894	382
Common stock and common stock equivalent shares (C)	16,700	15,947

Net income per share:
Basic (A/B)	$0.01	$0.02
Diluted (A/C)	0.01	0.02

The Company’s calculation of diluted net income per share for the three months ended March 31, 2004 and March 31, 2003, respectively, excludes 2.1 million and 2.4 million options to purchase common stock with exercise prices ranging from $5.53 to $50.50 and $3.06 to $50.50 as their effect was antidilutive.

3.              Stock-Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. FASB Statement No. 123, Accounting for Stock-Based Compensation and FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure - an amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of FASB Statement No. 123, as amended.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense on a straight-line basis over the options’ vesting period. The table included below illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based employee compensation (in thousands except per share amounts).

	Three Months Ended March 31,
	2004	2003

Net income, as reported	$120	$300
Add: Stock-based compensation expense included in reported net income, net of related tax effects	3	23
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effect	(769)	(1,389)
Pro forma net loss	$(646)	$(1,066)

Net income (loss) per share:
Basic – as reported	$0.01	$0.02
Diluted – as reported	0.01	0.02
Basic – pro forma	(0.04)	(0.07)
Diluted – pro forma	(0.04)	(0.07)

4.              Concentration of Credit Risk

One reseller represented 17% of accounts receivable as of March 31, 2004 and one customer represented approximately 16% of total revenues and 29% of accounts receivable for the three months ended March 31, 2003.

5.              Contingencies

From time to time the Company has received claims from competitors and other technology providers claiming that the Company’s technology infringes their respective proprietary rights. One such claim has resulted in a legal proceeding being filed against the Company, which is described below. In addition, the Company is involved in certain legal proceedings in the ordinary course of conducting its business.  The Company believes these claims and legal proceedings can be resolved without a material adverse effect on its business, financial condition or results of operations; however, the Company cannot provide assurance as to the outcome.  Litigation in general, and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict.

In 2002, the Company received a letter from a consulting firm that has been retained by a telecommunication technology provider to develop and implement a licensing program based on the technology provider’s patents. The consulting firm believes that the Company has infringed on the technology provider’s propriety rights and therefore feels that a licensing agreement between the Company and the technology provider is appropriate. The Company believes that the technology subject to this claim is not significant to the software it licenses. There is on-going communication between the Company and the consulting firm to resolve this matter.  The Company believes that this matter can be resolved without a material adverse effect on its business, financial condition or results of operations; however, the Company cannot provide assurance as to the outcome.

In 2002, the Company received a letter from one of its resellers requesting indemnification related to a request that the reseller had received for indemnification from a customer. The customer had received a letter from a third party indicating that the customer may be infringing patents held by the third party. To date, the Company’s patent counsel has not determined the validity or the applicability of these patents as they relate to the Company’s products or whether the reseller is entitled to indemnification. The Company believes that this matter can be resolved without a material adverse effect on its business, financial condition or results of operations; however, the Company cannot provide assurance as to the outcome.

On September 30, 2003, Recursion Software, Inc. filed suit in Dallas County Court in Dallas, Texas against the Company alleging breach of contract and money due under claims of quantum meruit, unjust enrichment and infringement. Recursion claims that the Company incorporated Recursion Software into one of its products in breach of the underlying license. No dollar amount has been stated in the action. The Company believes that it has strong defenses to the claims and intends to vigorously defend against the action. The Company believes that this matter can be resolved without a material adverse effect on its business, financial condition or results of operations; however, the Company cannot provide assurance as to the outcome.

In 2002, the Company received a notification from the French government as a result of a tax audit that had been conducted encompassing the years 1998, 1999, 2000 and 2001. These assessments claim various taxes are owed related to Value Added Tax (“VAT”) and corporation taxes in addition to what has previously been paid and accrued. As of March 31, 2004, the assessment related to VAT was approximately $2.8 million and the assessment related to corporation taxes was approximately $366,000. The Company’s tax counsel has assessed the possibility of the Company paying the assessment related to VAT as remote and the assessment related to corporation taxes as reasonably possible; the Company has not accrued for these amounts. The Company is appealing the assessments, but cannot assure you that these matters will be resolved without litigation or that it will not have to pay some or all of the assessments.

6.              Restructuring Charges

In February 2003, the Company announced its plan to downsize and reorganize resources in Europe, the Middle East, and the African (“EMEA”) region. The French office was significantly affected, with most positions moved or eliminated. The Company determined that the severance payments and related legal fees incurred qualified as restructuring costs in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

Effective April 1, 2003, the Company moved its worldwide headquarters to a new building in Indianapolis, Indiana and all Indianapolis-based employees, equipment and furniture were relocated to the new facility. The majority of the lease on the previous headquarters has expired, however the Company continues to owe lease payments on a small portion of the previous headquarters through February 12, 2005. The Company determined that the remaining lease payments as of April 1, 2003 for the previous headquarters, net of sublease income, qualified as an exit cost and was recognized in accordance with SFAS 146 as restructuring charges. The Company does not anticipate additional restructuring charges related to the relocation of its worldwide headquarters.

The Company has ten former employees from its French office with whom it has not reached agreement regarding severance. The Company has recorded a liability for the estimated severance for those employees in accordance with FASB Statement No. 146. The Company could incur additional expenses related to these employees for legal fees and for additional severance costs when a settlement is reached.

The Company recognized restructuring charges in accordance with FASB Statement No. 146 of $16,000 and $448,000 for the three months ended March 31, 2004 and March, 31 2003, respectively.

A summary of the beginning accrued restructuring charges, expensed amount, cash payments and the ending accrued restructuring  charges for the three months ended March 31, 2004 is presented below (in thousands).

	Beginning Balance	Expense	Cash Payments	Ending Balance
EMEA restructuring	$549	$16	$(132)	$433
Headquarters	267	—	(252)	15
Total	$816	$16	$(384)	$448

7.              Recent Accounting Pronouncements

In May 2003, the FASB issued FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling  financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FASB Interpretation No. 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FASB Interpretation No. 46R to interests in variable interest entities (VIEs) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation was applied beginning on January 1, 2004. For any VIEs that must be consolidated under FASB Interpretation No. 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FASB Interpretation No. 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company does not hold any interests in VIEs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Certain statements in this Form 10-Q contain “forward-looking” information (as defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can often be identified by their use of such verbs as “expects,” “anticipates,” and “believes” or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, the “Factors that may affect our future operating results” described herein and the Risk Factors described in our Securities and Exchange Commission filings, including the Form 10-K filing for the year ended December 31, 2003.

Overview

We are a leading provider of software applications for contact centers and hope to leverage that leadership position to provide mission critical VoIP applications to enterprises. Our customers are in a wide variety of fields including financial institutions, government, healthcare and retail, among others. We are a global software provider with presence in North America, EMEA and Asia/Pacific.

Financial Highlights

In the initial years after we began licensing our software applications, our revenue growth was substantial. In 2002 and 2003, we saw a decrease in worldwide spending on technology given the global economic slowdown, and as a result, our revenue growth has diminished.

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

Revenue recognized in the first three months of 2004 is the second highest quarterly revenue since inception. The information below shows our total revenues and percentage growth from the previous year since sales commenced (revenues in millions).

Year	Revenues	% Growth
2004 (through March 31, 2004)	$13.7	6	%(1)
2003	51.5	8
2002	47.8	0
2001	47.9	76
2000	27.3	43
1999	19.1	112
1998	9.0	467
1997	1.6	n/a

(1)  Percent growth shown is for the three months ended March 31, 2004 compared to the three months ended December 31, 2003.

Operating expenses decreased approximately $400,000 for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The improvement was a result of cost reduction and containment efforts that included staff reductions.

We had approximately $15.1 million of cash and short-term investments as of March 31, 2004. We had borrowings from a line of credit as of March 31, 2004 of $1.2 million, but have since repaid the line in full. We believe that as our revenues grow and our expenses remain controlled, we will increase our liquidity and position ourselves for growth in the future. If revenues remain stagnant or decrease, our liquidity position may weaken, which would result in the need to raise capital, either through the capital markets or debt financings.

Historical Results of Operations

The following table presents certain financial data, derived from our unaudited statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results that may be expected for the full year or for any future period.

	Three Months Ended March 31,
	2004	2003
Revenues:
Software	51%	60%
Services	49	40
Total revenues	100	100
Cost of revenues:
Software	3	2
Services	21	22
Total cost of revenues	24	24
Gross Profit	76	76
Operating expenses:
Sales and marketing	37	37
Research and development	24	24
General and administrative	14	10
Restructuring and other charges	—	3
Total operating expenses	75	74
Operating income	1	2
Interest income, net	—	—
Income before income taxes	1	2
Income taxes	—	—
Net income	1%	2%

Comparison of Three Months Ended March 31, 2004 and 2003

Revenues

Software Revenues

	Three Months Ended March 31,
	2004	2003
	($ in thousands)
Software revenues	$6,993	$8,621
Change from prior year	(19)%	14%
Percentage of total revenues	51%	60%

The decrease in software revenues and percent of software revenues to total revenues is related primarily to a perpetual license agreement with one customer, which accounted for 27% of software revenues in the three months ended March 31, 2003. Without this license agreement in 2003, software revenues would have increased slightly for the first three months of 2004 compared to the first three months of 2003.

Beginning in the fourth quarter of 2003, we began offering perpetual licenses to our new customers and therefore the recognition of revenue on new contracts signed in 2004 was accelerated compared to how revenue was recognized under annually renewable licenses in 2003. Some customers prefer a perpetual license, therefore the decision to offer customers perpetual licenses was a part of other actions designed to improve our customer licensing process and may result in the acceleration of revenue recognition.

Services Revenues

	Three Months Ended March 31,
	2004	2003
	($ in thousands)
Services revenues	$6,713	$5,763
Change from prior year	16%	32%
Percentage of total revenues	49%	40%

The increase in services revenues was primarily due to increases in our growing installed base of customers and related payments of annual license renewal fees and ongoing maintenance from perpetual licenses. As we sign and install new customers, our services revenues should grow, if existing customers continue to renew licenses and pay for maintenance on our software applications. The percent of services revenues to total revenues grew due to the decrease in software revenues (as described above) coupled with the increasing services revenues.

Cost of Revenues

	Three Months Ended March 31,
	2004	2003
	($ in thousands)
Cost of revenues:
Software	$493	$292
Services	2,855	3,186
Total cost of revenues	$3,348	$3,478
Total change from prior year	(4)%	6%
Software costs as a% of software revenues	7%	3%
Services costs as a% of services revenues	43%	55%

Costs of software consist primarily of product and software royalties paid to third parties for the use of their technologies in our products and, to a lesser extent, software packaging costs, which include product media, duplication and documentation. Costs of software can fluctuate depending on which software applications are licensed to our customers, and the third party technology, if any, which is licensed. The increase in the software costs as a percent of related software revenues for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 was due to increased royalties for third party software.

Costs of services consist primarily of compensation expenses for technical support, education and professional services personnel and other costs associated with supporting our resellers and customers. The decrease in costs of services as a percent of related services revenues was a result of our focus on cost control and increases in the related services revenues.

Gross Profit

	Three Months Ended March 31,
	2004	2003
	($ in thousands)
Gross profit	$10,358	$10,906
Change from prior year	(5)%	26%
Percentage of total revenues	76%	76%

Gross profit decreased slightly for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. This was a result of a decrease in total revenues due to one large perpetual license agreement recognized in 2003, offset by a reduction in cost of revenues resulting from our focus on cost control, as described above.

Operating Expenses

Sales and Marketing

	Three Months Ended March 31,
	2004	2003
	($ in thousands)
Sales and marketing expenses	$5,028	$5,207
Change from prior year	(3)%	(6)%
Percentage of total revenues	37%	37%
Percentage of software revenues	72%	60%

Research and Development

	Three Months Ended March 31,
	2004	2003
	($ in thousands)
Research and development expenses	$3,278	$3,495
Change from prior year	(6)%	(11)%
Percentage of total revenues	24%	24%

Sales and marketing and research and development expenses are comprised primarily of compensation expenses. We initiated cost control efforts including staff reductions in 2002 and 2003, which resulted in lower compensation expenses for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. Sales and marketing expenses as a percentage of software revenues increased for the three months ended March 31, 2004 due mainly to a decrease in software revenues in 2004 as described above.

General and Administrative

	Three Months Ended March 31,
	2004	2003
	($ in thousands)
General and administrative expenses	$1,871	$1,456
Change from prior year	29%	(3)%
Percentage of total revenues	14%	10%

General and administrative expenses are comprised of compensation expense and non-allocable expenses including bad debt, legal and other professional service fees. General and administrative expenses increased for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. This increase is principally the result of hiring general counsel in the third quarter of 2003, which increased compensation expense, and an increase in outside legal expenses due to increased efforts to resolve litigation and other claims against the Company. See Note 5 of Notes to Condensed Consolidated Financial Statements.

Restructuring and Other Charges

	Three Months Ended March 31,
	2004	2003
	($ in thousands)
Restructuring and other charges	$16	$448
Change from prior year	(96)%	100%
Percentage of total revenues	—	3%

Restructuring and other charges for the three months ended March 31, 2004 and 2003 relate primarily to staff reductions in our European operations which occurred in 2003. We expect to incur some additional expenses related to the restructuring of international operations in 2004; however, at this time, we do not expect the amount to be significant. See Note 6 of Notes to Condensed Consolidated Financial Statements. Although we do not currently believe that we will need to further reduce staff, the state of the economy and resulting technology spending by businesses, among other factors, could result in further reductions.

Interest Income, Net

The majority of interest income, net is made up of interest earned from investments and interest-bearing cash accounts. Interest expense, which is not material for any periods reported, is also included in interest income, net. We have experienced decreased interest earnings as shown below.

	Three Months Ended March 31,
	2004	2003
	($ in thousands)
Cash, cash equivalents and short-term investments (average)	$15,296	$15,907
Interest income	20	59
Return on investment	.5%	1.5%

The decrease in interest income for the three months ended March 31, 2004 from the three months ended March 31, 2003 was related mainly to a decrease in interest rates and partially to the mix of investments. In 2003, short-term investments were a greater proportion of the total, while in 2004 all cash was held in cash and cash equivalents accounts. Cash and cash equivalents earn a lower rate of return than short-term investments. We opted to invest in this more liquid mix of investments in 2004 in order to ensure the availability of our cash.

Liquidity and Capital Resources

In 1999 we raised cash through an initial public offering that provided net proceeds of $34.9 million. In 2001 we received an equity investment that yielded $15 million in cash. In addition, we generate cash from the collections we receive related to licensing our application software and to annual license renewals, maintenance and other services revenues. We also have in place a $3 million line of credit, of which we had utilized $1.2 million as of March 31, 2004. We use cash primarily for paying our employees (including salaries, commissions, benefits and severance), leasing office space, reimbursing travel expenses, paying insurance premiums, remitting applicable taxes and paying vendors for services rendered and supplies purchased. In addition, we purchase property and equipment, including furnishing our new worldwide headquarters and in-house technology purchases.

We determine liquidity by combining cash and cash equivalents and short-term investments net of our line of credit borrowings as shown in the table below. Our total liquidity position improved as of March 31, 2004 compared with our position as of December 31, 2003 and we believe that when combined with our anticipated cash flows from operations, will be sufficient to satisfy our cash needs over the next 12 months. If cash flows from operations are less than anticipated or we have additional cash needs (such as an unfavorable outcome in legal proceedings), our liquidity may not be sufficient to cover our needs. In this case, we may be forced to raise additional capital, either through the capital markets or debt financings. We may not be able to receive favorable terms in raising this capital.

	March 31, 2004	December 31, 2003
	($ in thousands )
Cash and cash equivalents	$15,123	$12,461
Short-term investments	—	3,008
Line of credit	(1,200)	(2,800)
Total liquidity	$13,923	$12,669

Our operating activities resulted in a net cash inflow of $1.6 million for the three months ended March 31, 2004 compared with a net cash inflow of $2.4 million for the three months ended March 31, 2003. These inflows consisted mainly of net income and non-cash items such as depreciation. In addition, accounts receivable decreased $1.6 million as of March 31, 2004 and deferred services revenues increased $2.4 million as of March 31, 2003, which both had positive impacts on cash provided by operating activities. Depreciation was $873,000 and $1.3 million for the three months ended March 31, 2004 and 2003, respectively.

The amount that we report as cash and cash equivalents or as temporary investments fluctuates depending on investing practices in each period. Purchases of short-term investments are reported as a use of cash and the related receipt of proceeds upon maturity of the investment is reported as a source of cash.

We purchased property and equipment with a cost of $364,000 and $1.2 million in the three months ended March 31, 2004 and 2003, respectively.

The net repayment on our line of credit resulted in a $1.6 million use of cash for the three months ended March 31, 2004 because we borrowed less on our line of credit as compared to December 31, 2003.

Critical Accounting Policies and Estimates

We believe there are three accounting policies that are important to understanding our historical and future performance, as these policies affect the reported amounts of revenues and expenses and are the more significant areas involving management’s judgments and estimates. These critical accounting policies and estimates relate to revenue recognition, the allowance for doubtful accounts receivable and research and development. These policies, and our procedures related to these policies, are described below.

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

•                  the fee is fixed or determinable;

•                  collection is probable; and

•                  delivery has occurred.

For an annually renewable software license agreement, upon meeting the revenue recognition criteria above, we recognize a majority of the initial license fees under these agreements as software revenues ratably over the initial license period, which is generally 12 months, and the remainder of the initial license fees are recognized as services revenues over the same time period.

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

Allowance for Doubtful Accounts Receivable

We adjust our allowance for doubtful accounts for each reporting period based on a detailed analysis of our accounts receivable at the end of that period. In estimating the allowance for doubtful accounts, we primarily consider the age of the reseller’s or customer’s receivable and also consider the creditworthiness of the reseller or customer, the economic conditions of the customer’s industry, and general economic conditions, among other factors. If payment is not made timely, we contact the customer or reseller to try to obtain payment. If this is not successful, we institute other collection practices such as generating collection letters, involving our sales representatives and ultimately terminating the customer’s license(s) and/or the customer’s and reseller’s access to future upgrades, licenses and customer support. Once all collection efforts are exhausted, the receivable is written off against the allowance for doubtful accounts.

Research and Development

Research and development expenditures are generally expensed as incurred. Based on our product development process and technological feasibility, the date at which capitalization of development costs may begin is established upon completion of a working model. Costs incurred between completion of the working model and the point at which the product is ready for general release have been insignificant. Through March 31, 2004, all research and development costs have been expensed.

Recently Issued Accounting Standards

In May 2003, the FASB issued FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For us, the Statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for us on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. We currently do not have any financial instruments that are within the scope of this Statement.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling  financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FASB Interpretation No. 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. We will be required to apply FASB Interpretation No. 46R to interests in variable interest entities (VIEs) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation was applied beginning on January 1, 2004. For any VIEs that must be consolidated under FASB Interpretation No. 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FASB Interpretation No. 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. We do not hold any interests in VIEs.

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

WE HAVE HISTORICALLY INCURRED LOSSES AND WE MAY NOT SUSTAIN PROFITABILITY

Since inception, the first quarters of 2004 and 2003 were the only quarters we have been profitable. We incurred net income of $120,000 in the quarter ended March 31, 2004 and net losses of $5.9 million, $7.7 million and $11.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. At March 31, 2004, we had accumulated net losses since inception of $61.2 million. We intend to continue to make significant investments in our research and development, marketing, services and sales operations.

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

Because we do not know if or when our potential customers will place orders and finalize licenses, and because it is difficult to predict the mix of annually renewable licenses and perpetual licenses in a quarter, we cannot accurately forecast our licensing activity, our revenues and our operating results for future quarters. We recognize revenues from different licenses over different periods depending on the satisfaction of the requirements of relevant accounting literature, including AICPA Statement of Position 97-2, Statement of Position 98-9, SEC Staff Accounting Bulletin (SAB) 101, and all related AICPA Technical Practice Aids (5100.38 - 5100.76). As a result, our quarterly revenues and operating results depend on many factors, including the type of license, the size, quantity and timing of orders received for our products during each quarter, the delivery of the related software and our expectations regarding collection. If a large number of orders or several large orders do not occur or are deferred or delayed, our revenues in a quarter could be substantially reduced. This risk is heightened by the significant investment and executive level decision-making typically involved in our customers’ decisions to license our products. Since a large portion of our operating expenses, including salaries and rent, is fixed and difficult to reduce or modify in a short time period, our business, financial condition or results of operations could be materially adversely affected if revenues do not meet our expectations.

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

WE HAVE A LENGTHY PRODUCT SALES CYCLE WHICH HAS CONTRIBUTED AND MAY CONTINUE TO CONTRIBUTE TO THE VARIABILITY OF QUARTERLY OPERATING RESULTS

We have generally experienced a lengthy product sales cycle, averaging approximately six to nine months. The lengthy sales cycle is one of the factors that has caused, and may in the future continue to cause, our software revenues and operating results to vary significantly from quarter to quarter, which could affect the market price of our common stock. The lengthy sales cycle also makes it difficult for us to forecast product license revenues. Because of the unique characteristics of our products, our prospective customers’ decisions to license our products often require significant investment and executive-level decision making. We believe that many companies currently are not aware of the benefits of interaction management software of the type that we license or of our products and capabilities. For this reason, we must provide a significant level of education to prospective customers about the use and benefits of our products, which can cause potential customers to take many months to make these decisions. As a result, sales cycles for customer orders vary substantially from customer to customer. Excessive delay in product sales could materially adversely affect our business, financial condition or results of operations.

The length of the sales cycle for customer orders depends on a number of other factors over which we have little or no control, including:

•                  a customer’s budgetary constraints;

•                  the timing of a customer’s budget cycles;

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

INFRINGEMENT CLAIMS COULD ADVERSELY AFFECT US

Third parties have claimed or may in the future claim that our technology infringes their proprietary rights. As the number of software products in our target markets increases and the functionality of these products overlap, we believe that software developers may face additional infringement claims. See Note 5 of Notes to the Condensed Consolidated Financial Statements for a description of contingencies.

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

OUR INTERNATIONAL OPERATIONS INVOLVE FINANCIAL AND OPERATIONAL RISKS

Our international operations require significant management attention and financial resources to establish and operate, including hiring appropriate personnel and recruiting effective international resellers. Non-North American revenues accounted for 20%, 13%, 19% and 22% of our total revenues for the three months ended March 31, 2004 and the years ended December 31, 2003, 2002, and 2001, respectively. To date, our products have been licensed outside North America primarily in Western Europe, South Africa, and Australia. We also have marketing efforts in Japan, Korea, China and Central and South America. We intend to continue to emphasize our international operations and we may enter additional international markets. Revenues from international operations may be inadequate to cover the expenses of those operations. In addition to foreign currency fluctuation risks, other risks inherent in our international business activities may include the following:

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

REGULATORY CHANGES MADE TO ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA OR CORPORATE GOVERNANCE MATTERS MAY IMPACT OUR BUSINESS

Revisions to accounting principles generally accepted in the United States of America will require us to review our accounting and financial reporting procedures in order to ensure continued compliance with required policies. From time to time, such changes may have a short-term impact on our reporting, and these changes may impact market perception of our financial condition. In addition, legislative changes, and the perception these changes create, can have a material, adverse effect on our business. For example:

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

•                  the ability to issue additional shares of our common stock or preferred stock without shareholders’ approval; and

•                  advance notice requirements for raising business or making nominations at shareholders’ meetings.

The Indiana corporation law contains business combination provisions that, in general, prohibit for five years any business combination with a beneficial owner of 10% or more of our common stock unless the holder’s acquisition of the stock was approved in advance by our board of directors. The Indiana corporation law also contains control share acquisition provisions that limit the ability of certain shareholders to vote their shares unless their control share acquisition was approved in advance.

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

We manage our interest rate risk by maintaining an investment portfolio with debt instruments of high credit quality and relatively short average maturities. We also manage interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity. We have a line of credit with a variable interest rate based upon the bank’s prime rate on which we will incur interest expense if the line is utilized.

Item 4. Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004 pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time we have received claims from competitors and other technology providers claiming that our technology infringes their respective proprietary rights. One such claim has resulted in a legal proceeding being filed against us, which is described below. In addition, we are involved in certain legal proceedings in the ordinary course of conducting our business.  We believe these claims and legal proceedings can be resolved without a material adverse effect on our business, financial condition or results of operations; however, we cannot provide assurance as to the outcome. Litigation in general, and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict.

In 2002, we received a letter from a consulting firm that has been retained by a telecommunication technology provider to develop and implement a licensing program based on the technology provider’s patents. The consulting firm believes that we have infringed on the technology provider’s propriety rights and therefore feels that a licensing agreement between us and the technology provider is appropriate. We believe that the technology subject to this claim is not significant to the software we license. There is on-going communication between us and the consulting firm to resolve this matter.  We believe that this matter can be resolved without a material adverse effect on our business, financial condition or results of operations; however, we cannot provide assurance as to the outcome.

In 2002, we received a letter from one of our resellers requesting indemnification related to a request that the reseller had received for indemnification from a customer. The customer had received a letter from a third party indicating that the customer may be infringing patents held by the third party. To date, our patent counsel has not determined the validity or the applicability of these patents as they relate to our products or whether the reseller is entitled to indemnification. We believe that this matter can be resolved without a material adverse effect on our business, financial condition or results of operations; however, we cannot provide assurance as to the outcome.

On September 30, 2003, Recursion Software, Inc. filed suit in Dallas County Court in Dallas, Texas against us alleging breach of contract and money due under claims of quantum meruit, unjust enrichment and infringement. Recursion claims that we incorporated Recursion Software into one of our products in breach of the underlying license. No dollar amount has been stated in the action. We believe that we have strong defenses to the claims and intend to vigorously defend against the action. We believe that this matter can be resolved without a material adverse effect on our business, financial condition or results of operations; however, we cannot provide assurance as to the outcome.

In 2002, we received a notification from the French government as a result of a tax audit that had been conducted encompassing the years 1998, 1999, 2000 and 2001. These assessments claim various taxes are owed related to Value Added Tax (“VAT”) and corporation taxes in addition to what has previously been paid and accrued. As of March 31, 2004, the assessment related to VAT was approximately $2.8 million and the assessment related to corporation taxes was approximately $366,000. Our tax counsel has assessed the possibility of us paying the assessment related to VAT as remote and the assessment related to corporation taxes as reasonably possible; we have not accrued for these amounts. We are appealing the assessments, but cannot assure you that these matters will be resolved without litigation or that we will not have to pay some or all of the assessments.

Item 6. Exhibits and Reports on Form 8-K.

(a)          Exhibits

10.13  Employment Agreement between the Company and Pamela J. Hynes dated November 4, 1996 and the First Amendment to Employment Agreement between the Company and Pamela J. Hynes dated February 23, 2000

31.1  Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2  Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Donald E. Brown, M.D., CEO, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Stephen R. Head, CFO, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)         Reports on Form 8-K

1. On April 20, 2004, the Company furnished, not filed, a Form 8-K attaching a press release describing its results of operations for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interactive Intelligence, Inc.
(Registrant)

Date: May 12, 2004	By	/s/ Stephen R. Head
Stephen R. Head
Chief Financial Officer, Vice President of Finance and Administration, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)