Form 10-Q
period 2004-06-30
INTERACTIVE INTELLIGENCE INC
filed 2004-08-06
CIK 1083318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes☐    No ☒

The number of shares of common stock outstanding on July 30, 2004 was 15,871,832.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements and Footnotes.

Interactive Intelligence, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	June 30, 2004	December 31, 2003

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,006	$12,461
Short-term investments	—	3,008
Account receivable, net of allowance for doubtful accounts of $303 in 2004 and $354 in 2003	8,483	8,956
Prepaid expenses	1,912	1,958
Other current assets	223	418
Total current assets	25,624	26,801
Property and equipment, net	4,770	5,857
Other assets, net	590	601
Total assets	$30,984	$33,259

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$3,000	$2,800
Accounts payable and accrued liabilities	4,490	4,544
Accrued compensation and related expenses	1,217	1,349
Deferred software revenues	6,057	8,745
Deferred services revenues	11,886	12,030
Total current liabilities	26,650	29,468
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 authorized; 15,857,938 issued and outstanding at June 30, 2004, 15,755,477 issued and outstanding at December 31, 2003	158	157
Additional paid-in capital	65,007	64,696
Accumulated other comprehensive income	87	280
Accumulated deficit	(60,918)	(61,342)
Total shareholders’ equity	4,334	3,791
Total liabilities and shareholders’ equity	$30,984	$33,259

See Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003
Revenues:
Software	$7,257	$5,772	$14,250	$14,393
Services	6,384	6,335	13,097	12,098
Total revenues	13,641	12,107	27,347	26,491
Cost of revenues:
Software	400	325	893	617
Services	2,775	3,254	5,630	6,440
Total cost of revenues	3,175	3,579	6,523	7,057
Gross profit	10,466	8,528	20,824	19,434
Operating expenses:
Sales and marketing	5,076	4,910	10,104	10,117
Research and development	3,258	3,472	6,536	6,967
General and administrative	1,722	1,356	3,593	2,812
Restructuring and other charges	85	2,690	101	3,138
Total operating expenses	10,141	12,428	20,334	23,034
Operating income (loss)	325	(3,900)	490	(3,600)
Interest income, net	25	43	32	96
Income (loss) before income taxes	350	(3,857)	522	(3,504)
Income taxes	46	43	98	96
Net income (loss)	$304	$(3,900)	$424	$(3,600)

Net income (loss) per share:
Basic	$0.02	$(0.25)	$0.03	$(0.23)
Diluted	0.02	(0.25)	0.03	(0.23)

Shares used to compute net income (loss) per share:
Basic	15,845	15,600	15,826	15,582
Diluted	16,735	15,600	16,716	15,582

See Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.

Condensed Consolidated Statement of Shareholders’ Equity (unaudited)

(in thousands)

	Common Stock		Additional Paid-in Capital	Accum. Other Comprehensive Income	Accumulated Deficit	Total

	Shares	Amount

Balances, December 31, 2003	15,755	$157	$64,696	$280	$(61,342)	$3,791

Issuances of common stock	47	—	149	—	—	149
Exercise of stock options	56	1	152	—	—	153
Amortization of deferred stock-based compensation	—	—	10	—	—	10
Comprehensive income:
Foreign currency fluctuation	—	—	—	(193)	—	(193)
Net income	—	—	—	—	424	424
Total comprehensive income	—	—	—	(193)	424	231

Balances, June 30, 2004	15,858	$158	$65,007	$87	$(60,918)	$4,334

See Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended June 30,

	2004	2003
Operating activities:
Net income (loss)	$424	$(3,600)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	1,670	2,447
Amortization of deferred stock-based compensation	10	46
Loss on disposal of fixed assets	—	539
Changes in operating assets and liabilities:
Accounts receivable	473	1,943
Prepaid expenses	46	610
Other current assets	2	(10)
Other assets	11	(21)
Accounts payable and accrued liabilities	(54)	1,422
Accrued compensation and related expenses	(132)	(52)
Deferred software revenues	(2,688)	(2,814)
Deferred services revenues	(144)	1,505
Net cash provided (used) by operating activities	(382)	2,015

Investing activities:
Purchases of property and equipment	(583)	(2,412)
Sales of available-for-sale investments	3,008	6,368
Net cash provided by investing activities	2,425	3,956

Financing activities:
Proceeds from line of credit, net	200	—
Proceeds from issuance of common stock	149	167
Proceeds from stock options exercised	153	2
Net cash provided by financing activities	502	169

Net increase in cash and cash equivalents	2,545	6,140
Cash and cash equivalents, beginning of period	12,461	5,913
Cash and cash equivalents, end of period	$15,006	$12,053

Cash paid for interest	$14	$6
Cash paid for taxes	4	2

See Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.

Notes to Consolidated Financial Statements

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

In June 2004, the Company released the next version of its product, version 2.3, which underlies the Customer Interaction Center (CIC), Enterprise Interaction Center (EIC) and other applications. This version addresses reliability and scalability of the applications and provides for simplified installation and maintenance of all of the Company’s software applications.

Principal operations of the Company commenced during 1997. The Company currently markets its software applications in: the Americas; Europe, Middle East and Africa (EMEA); and Australia and other Asia/Pacific countries (APAC). Besides its corporate headquarters in Indianapolis, Indiana, the Company has established wholly-owned subsidiaries in Australia, France, the Netherlands and the United Kingdom. In addition, the Company has branch offices in Canada, Germany, Hong Kong, Japan, Korea, Malaysia, Singapore and Sweden.

On July 1, 2004, the Company formed a wholly-owned subsidiary, Vonexus, Inc. (Vonexus), which is responsible for the development, marketing and distribution of the Company’s EIC application. EIC is the Company’s standards-based all-software IP PBX that is offered as part of a complete telephony solution for Microsoft-centric small and medium-sized businesses.

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

2.                                      Net Income Per Common Share

Basic net income per share is calculated based on the weighted-average number of outstanding common shares in accordance with Financial Accounting Standards Board (FASB) Statement No. 128, Earnings per Share. Diluted net income per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares.

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Net income (loss) (A)	$304	$(3,900)	$424	$(3,600)

Weighted average outstanding shares of common stock (B)	15,845	15,600	15,826	15,582
Dilutive effect of options to purchase common stock	890	—	890	—
Common stock and common stock equivalent shares (C)	16,735	15,600	16,716	15,582

Net income (loss) per share:
Basic (A/B)	$0.02	$(0.25)	$0.03	$(0.23)
Diluted (A/C)	0.02	(0.25)	0.03	(0.23)

The Company’s calculation of diluted net income per share for the three months and six months ended June 30, 2004 excludes options to purchase 1.2 million shares of common stock with exercise prices ranging from $5.79 to $50.50 as their effect would be antidilutive. The Company’s calculation of diluted net loss per share for the three and six months ended June 30, 2003 excludes all potential common shares as the effect would be antidilutive.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense on a straight-line basis over the options’ vesting period. The table below illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based employee compensation (in thousands except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Net income (loss), as reported	$304	$(3,900)	$424	$(3,600)
Add: Stock-based compensation expense included in reported net income, net of related tax effects	7	23	10	46
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effect	(855)	(1,381)	(1,607)	(2,770)
Pro forma net loss	$(544)	$(5,258)	$(1,173)	$(6,324)

Net income (loss) per share:
Basic – as reported	$0.02	$(0.25)	$0.03	$(0.23)
Diluted – as reported	$0.02	$(0.25)	$0.03	$(0.23)
Basic – pro forma	$(0.03)	$(0.34)	$(0.07)	$(0.41)
Diluted – pro forma	$(0.03)	$(0.34)	$(0.07)	$(0.41)

4.                                      Concentration of Credit Risk

One reseller represented 15% of accounts receivable as of June 30, 2004 and one customer represented approximately 10% of total revenues for the six months ended June 30, 2003.

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

In 2002, the Company received a letter from a consulting firm that has been retained by a telecommunication technology provider to develop and implement a licensing program based on the technology provider’s patents. The consulting firm believes that the Company has infringed on the technology provider’s propriety rights and therefore feels that a licensing agreement between the Company and the technology provider is appropriate. The Company believes that it did not infringe on the technology provider’s proprietary rights; however, because of the cost of defending such a matter in court, the Company did offer a settlement. The technology provider has not accepted the Company’s offer of settlement. The Company does not believe a settlement is probable and the term over which a settlement would be recognized is uncertain. The Company may be required to defend its position in a court of law should a lawsuit be filed. Because of the facts presented above, the Company has not recorded an accrual for any settlement in this matter. The Company cannot provide assurance as to the outcome.

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

In 2002, the Company received a notification from the French government as a result of a tax audit that had been conducted encompassing the years 1998, 1999, 2000 and 2001. These assessments claim various taxes are owed related to Value Added Tax (VAT) and corporation taxes in addition to what has previously been paid and accrued. As of June 30, 2004, the assessment related to VAT was approximately $2.8 million and the assessment related to corporation taxes was approximately $366,000. The Company’s tax counsel has assessed the possibility of the Company paying the assessment related to VAT as remote and the assessment related to corporation taxes as reasonably possible; the Company has not accrued for these amounts. The Company is appealing the assessments, but cannot assure you that these matters will be resolved without litigation or that it will not have to pay some or all of the assessments.

6.                                      Restructuring Charges

In February 2003, the Company announced its plan to downsize and reorganize resources in EMEA. The French office was significantly affected, with most positions moved or eliminated. The Company determined that the severance payments and related legal fees incurred qualified as restructuring costs in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

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

The Company recognized restructuring charges in accordance with FASB Statement No. 146 of $85,000 and $2.7 million for the three months ended June 30, 2004 and 2003, respectively, and $101,000 and $3.1 million for the six months ended June 30, 2004 and 2003, respectively.

A summary of the beginning accrued restructuring charges, expensed amount, cash payments and the ending accrued restructuring charges for the six months ended June 30, 2004 is presented below (in thousands).

	Beginning Balance	Expense	Cash Payments	Ending Balance

EMEA restructuring	$549	$101	$(207)	$443
Headquarters	267	—	(261)	6
Total	$816	$101	$(468)	$449

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

Overview

We are a leading provider of software applications for contact centers and hope to leverage that leadership position to provide mission critical VoIP applications to enterprises. Our customers are in a wide variety of fields including financial institutions, government, healthcare and retail, among others. We are a global software provider with presence in: the Americas; Europe, Middle East and Africa (EMEA); and Australia and other Asia/Pacific countries (APAC).

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

Revenues recognized in the three months ended June 30, 2004 increased over $1.5 million from revenues for the three months ended June 30, 2003. Total revenues for the six months ended June 30, 2004 increased $856,000 over the six months ended June 30, 2003. Software revenues of $7.3 million for the three months ended June 30, 2004 were up nearly $1.5 million over the three months ended June 30, 2003. Beginning in the first quarter of 2004, we began offering perpetual licenses to our new customers and therefore the recognition of revenue on new contracts signed in 2004 was accelerated compared to how revenue was recognized under annually renewable licenses in 2003.

The information below shows our total revenues and percentage growth from the previous year since sales commenced (revenues in millions).

Year	Revenues	% Growth
2004 (through June 30, 2004)	$27.3	3	%(1)
2003	51.5	8
2002	47.8	0
2001	47.9	76
2000	27.3	43
1999	19.1	112

(1)          Percent growth shown is for the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

Operating expenses for the three and six months ended June 30, 2004 decreased $2.3 million and $2.7 million, respectively, compared to the three and six months ended June 30, 2003. These decreases were primarily due to restructuring charges recognized in 2003 related to the reorganization of our European operations and the relocation of our world-wide headquarters and also due to a slight decrease in research and development expenses in 2004 compared to 2003 related to a slight reduction in headcount and lower depreciation expense. These decreases were partially offset by an increase in general and administrative expenses in 2004 due mostly to higher legal expenses related to the hiring of a general counsel and increased efforts to resolve litigation and other claims against us.

We had approximately $15.0 million of cash and cash equivalents as of June 30, 2004. We had borrowings under a line of credit of $3.0 million as of June 30, 2004, which has since been repaid in full. We believe that as our revenues grow, the collection of our accounts receivable improves and our expenses remain controlled, we will increase our liquidity and position ourselves for growth in the future. If revenues remain stagnant or decrease, or if we are unable to collect our outstanding account receivable balances from our customers, our liquidity position may weaken, which would result in the need to raise capital, either through the capital markets or debt financings.

We have formed a new subsidiary, Vonexus, on July 1, 2004. Vonexus will be focused on selling a complete IP-based phone system, including hardware, to Microsoft-based small and medium-sized businesses. As a result of this new market focus, we expect to recognize additional sales and marketing expenses in the third and fourth quarters of 2004. We may also incur additional costs of revenues related to hardware costs and, as a consequence, if Vonexus sales become significant our gross profits as a percentage of revenues may decline.

Historical Results of Operations

The following table presents certain financial data, derived from our unaudited statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three and six months ended June 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the full year or for any future period.

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003
Revenues:
Software	53%	48%	52%	54%
Services	47	52	48	46
Total revenues	100	100	100	100
Cost of revenues:
Software	3	3	3	2
Services	20	27	21	24
Total cost of revenue	23	30	24	26
Gross profit	77	70	76	74
Operating expenses:
Sales and marketing	37	41	37	38
Research and development	24	29	24	26
General and administrative	13	11	13	11
Restructuring and other charges	1	22	—	12
Total operating expenses	75	103	74	87
Operating income (loss)	2	(33)	2	(13)
Interest income, net	—	—	—	—
Income (loss) before income taxes	2	(33)	2	(13)
Income taxes	—	—	—	—
Net income (loss)	2%	(33)%	2%	(13)%

Comparison of Three and Six Months Ended June 30, 2004 and 2003

Revenues

Software Revenues

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003
		($ in thousands)
Software revenues	$7,257	$5,772	$14,250	$14,393
Change from prior year	26%	(25)%	(1)%	(6)%
Percentage of total revenues	53%	48%	52%	54%

The increase in software revenues and percent of software revenues to total revenues for the three months ended June 30, 2004 compared to the three months ended June 30, 2003, was related primarily to an increase in the percentage of perpetual license agreements we recognized in 2004. Beginning in the first quarter of 2004, we began offering perpetual licenses to our new customers and therefore the recognition of revenue on new contracts signed in 2004 was accelerated compared to how revenue was recognized under annually renewable licenses in 2003. Some customers prefer a perpetual license; therefore, the decision to offer customers perpetual licenses was a part of other actions designed to improve our customer licensing process and may result in the acceleration of revenue recognition. Forty-four percent of the software revenues recognized in the three months ended June 30, 2004 were related to perpetual license agreements compared to 8% of the software revenues in the three months ended June 30, 2003.

Entering into more perpetual license agreements had a similar effect on software revenues for the six months ended June 30, 2004 compared to software revenues for the six months ended June 30, 2003; however, we recognized approximately $3 million of software revenues in the first three months of 2003 related to a perpetual license agreement with one customer. Forty-one percent of the software revenues recognized in the six months ended June 30, 2004 were related to perpetual license agreements compared to 22% of the software revenues in the six months ended June 30, 2003 (including the one large perpetual agreement during the first three months of 2003).

Services Revenues

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003
		($ in thousands)
Services revenues	$6,384	$6,335	$13,097	$12,098
Change from prior year	1%	43%	8%	38%
Percentage of total revenues	47%	52%	48%	46%

Services revenues remained fairly constant for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. Support and maintenance revenues increased, due to increases in our growing installed base of customers and related payments of annual license renewal fees and ongoing maintenance from perpetual licenses, but were offset by a decrease in royalty income related to third party hardware sales and a decrease in professional services revenues.

The increase in services revenues for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 was primarily due to increases in our growing installed base of customers and related payments of annual license renewal fees and ongoing maintenance from perpetual licenses. As we sign and install new customers, our services revenues should grow, if existing customers continue to renew licenses and pay for maintenance on our software applications. The percent of services revenues to total revenues grew due to the decrease in software revenues (as described above) coupled with the increasing services revenues.

Cost of Revenues

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003
		($ in thousands)
Cost of revenues:
Software	$400	$325	$893	$617
Services	2,775	3,254	5,630	6,440
Total cost of revenues	$3,175	$3,579	$6,523	$7,057
Change from prior year	(11)%	17%	(8)%	11%
Software costs as a % of software revenues	6%	6%	6%	4%
Services costs as a % of services revenues	43%	51%	43%	53%

Costs of software consist primarily of product and software royalties paid to third parties for the use of their technologies in our products and, to a lesser extent, software packaging costs, which include product media, duplication and documentation. Costs of software can fluctuate depending on which software applications are licensed to our customers, and the third party technology, if any, which is licensed. The increase in the software costs for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 was due to increased royalties for third party software.

Costs of services consist primarily of compensation expenses for technical support, education and professional services personnel and other costs associated with supporting our resellers and customers. The decrease in costs of services and costs of services as a percent of services revenues for the three and six months ended June 30, 2004 compared to June 30, 2003 was a result of our focus on cost control, which resulted in a decrease in headcount in this area, as well as a reduction in our utilization of outside sources to provide professional services for our customers.

Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003
		($ in thousands)
Gross profit	$10,466	$8,528	$20,824	$19,434
Change from prior year	23%	(6)%	7%	10%
Percentage of total revenues	77%	70%	76%	74%

Gross profit and gross profit as a percentage of total revenues increased for the three and six months ended June 30, 2004 compared to June 30, 2003. For the three months ended June 30, 2004 compared to June 30, 2003, this increase was the result of an increase in software revenues resulting from more perpetual license agreements and a decrease in cost of services due to a reduction in headcount and reduction in the utilization of outside services. For the six months ended June 30, 2004 compared to June 30, 2003, the increase was related to an increase in services revenues resulting from our growing customer base, and a decrease in cost of services due to a reduction in headcount and reduction in the utilization of outside services.

Operating Expenses

Sales and Marketing

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003
		($ in thousands)
Sales and marketing expenses	$5,076	$4,910	$10,104	$10,117
Change from prior year	3%	(5)%	0%	(6)%
Percentage of total revenues	37%	41%	37%	38%
Percentage of software revenues	70%	85%	71%	70%

Sales and marketing expenses are comprised primarily of compensation expense and travel, entertainment and other related expenses, which have remained fairly consistent in the periods presented above.  As described previously under Financial Highlights, we expect sales and marketing expenses to increase during the third and fourth quarters of 2004 related to the additional costs for Vonexus, a newly formed subsidiary.

Research and Development

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003
		($ in thousands)
Research and development expenses	$3,258	$3,472	$6,536	$6,967
Change from prior year	(6)%	(6)%	(6)%	(8)%
Percentage of total revenues	24%	29%	24%	26%

Research and development expenses are comprised primarily of compensation expenses.  Research and development expenses decreased slightly for the three and six months ended June 30, 2004 compared to June 30, 2003 due to a small decrease in headcount and depreciation.

General and Administrative

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003
		($ in thousands)
General and administrative expenses	$1,722	$1,356	$3,593	$2,812
Change from prior year	27%	(2)%	28%	(2)%
Percentage of total revenues	13%	11%	13%	11%

General and administrative expenses are comprised of compensation expense and non-allocable expenses including bad debt, legal and other professional service fees. General and administrative expenses increased for the three and six months ended June 30, 2004 compared to June 30, 2003. This increase is the result of higher legal expenses, including the hiring of a general counsel in the third quarter of 2003 and an increase in outside legal expenses due to increased efforts to resolve litigation and other claims against the Company. See Note 5 of Notes to Condensed Consolidated Financial Statements.

Restructuring and Other Charges

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003
		($ in thousands)
Restructuring and other charges	$85	$2,690	$101	$3,138
Change from prior year	97%	294%	97%	360%
Percentage of total revenues	1%	22%	0%	12%

Restructuring and other charges decreased significantly for the three and six months ended June 30, 2004 compared to June 30, 2003. During the three months ended June 30, 2003, we incurred $2.7 million in charges related to the restructuring of our European operations and relocation of our worldwide headquarters. In February 2003, we announced our plan to downsize and reorganize our resources in EMEA. The French office was most affected with most of the French employees terminated or relocated.

We recognized these expenses in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). The restructuring and other expenses recognized in the three and six months ended June 30, 2004 were legal fees incurred during the period related to the EMEA reorganization. We expect to incur some additional expenses related to the restructuring of international operations in 2004; however, at this time, we do not expect the amount to be significant. See Note 6 of Notes to Condensed Consolidated Financial Statements. Although we do not currently believe that we will need to further reduce staff, the state of the economy and resulting technology spending by businesses, among other factors, could result in further reductions.

Additionally, we moved our worldwide headquarters to a new building in Indianapolis, Indiana effective April 1, 2003. Because we continued to owe lease payments on the previous headquarters, we determined that those lease payments, net of sublease income, qualified as exit costs in accordance with SFAS 146. We recognized a total of $1.6 million of restructuring and other charges for the three months ended June 30, 2003 related to this relocation.

Interest Income, Net

The majority of interest income, net is made up of interest earned from investments and interest-bearing cash accounts. Interest expense, which is not material for any periods reported, is also included in interest income, net. We have experienced decreased interest earnings as shown below.

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003
		($ in thousands)
Cash, cash equivalents and short-term investments (average)	$15,065	$15,857	$15,238	$15,194
Interest income	26	48	46	107
Return on investment (annual)	0.7%	1.2%	0.6%	1.4%

The decrease in net interest income for the three and six months ended June 30, 2004 compared to June 30, 2003 was related mainly to a decrease in interest rates, an increase in interest expense and to the mix of investments. In 2003, we utilized short-term investments in our investing strategy, while in 2004, all cash was held in cash and cash equivalents accounts. Cash and cash equivalents earn a lower rate of return than short-term investments. We opted to invest in this more liquid mix of investments in 2004 in order to ensure the availability of our cash.

Liquidity and Capital Resources

In 1999 we raised cash through an initial public offering that provided net proceeds of $34.9 million. In 2001 we received an equity investment that yielded $15 million in cash. In addition, we generate cash from the collections we receive related to licensing our application software and from annual license renewals, maintenance and support and other services revenues. We also have in place a $3 million line of credit, which was fully utilized as of June 30, 2004 and repaid in full subsequent to June 30, 2004. We use cash primarily for paying our employees (including salaries, commissions, benefits and severance), leasing office space, reimbursing travel expenses, paying insurance premiums and paying vendors for services rendered and supplies purchased. In addition, we purchase property and equipment, including furnishing our new worldwide headquarters and in-house technology purchases.

We determine liquidity by combining cash and cash equivalents and short-term investments net of our line of credit borrowings as shown in the table below. Our total liquidity position decreased as of June 30, 2004 compared with our position as of December 31, 2003. In general this decrease was due to the timing of our accounts receivable collections. We believe that our current liquidity position, when combined with our anticipated cash flows from operations, will be sufficient to satisfy our cash needs over the next 12 months. If cash flows from operations are less than anticipated or we have additional cash needs (such as an unfavorable outcome in legal proceedings), our liquidity may not be sufficient to cover our needs. In this case, we may be forced to raise additional capital, either through the capital markets or debt financings. We may not be able to receive favorable terms in raising this capital.

	June 30, 2004	December 31, 2003

	($ in thousands)
Cash and cash equivalents	$15,006	$12,461
Short-term investments	—	3,008
Line of credit	(3,000)	(2,800)
Liquidity, net	$12,006	$12,669

Our operating activities resulted in a net cash outflow of $382,000 for the six months ended June 30, 2004 compared with a net cash inflow of $2.0 million for the six months ended June 30, 2003. These cash results from our operating activities were affected by accounts receivable fluctuations (the balance decreased $473,000 for the six months ended June 30, 2004 compared to a decrease of $1.9 million for the six months ended June 30, 2003), accounts payable fluctuations (the balance remained consistent for the six months ended June 30, 2004 compared to an increase of $1.4 million for the six months ended June 30, 2003) and changes in deferred revenues (which decreased $2.8 million for the six months ended June 30, 2004 compared to a decrease of $1.3 million for the six months ended June 30, 2003).

The amount that we report as cash and cash equivalents or as temporary investments fluctuates depending on investing practices in each period. Purchases of short-term investments are reported as a use of cash and the related receipt of proceeds upon maturity of the investment is reported as a source of cash.

We purchased property and equipment with a cost of $583,000 and $2.4 million in the six months ended June 30, 2004 and 2003, respectively. We moved our worldwide headquarters in the second quarter of 2003.

The net increase in our borrowings on our line of credit provided cash of $200,000 for the six months ended June 30, 2004.

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

Services Revenues

Services revenues are recognized for annually renewable software license agreements and perpetual software license agreements. For annually renewable software license agreements, the allocation of the initial order between software revenues and services revenues is based on an average of actual renewal fee rates. After the initial license period, our customers may renew their license agreement for an additional period, typically 12 months, by paying a renewal fee. Under perpetual software license agreements, we recognize initial annual maintenance fees based on actual renewal fee rates as services revenues ratably over the post-contract maintenance period, which is typically 12 months beginning at the date support is deemed to commence.

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

Allowance for Doubtful Accounts Receivable

We adjust our allowance for doubtful accounts for each reporting period based on a detailed analysis of our accounts receivable at the end of that period. In estimating the allowance for doubtful accounts, we primarily consider the age of the reseller’s or customer’s receivable and also consider the creditworthiness of the reseller or customer, the economic conditions of the customer’s industry, and general economic conditions, among other factors. If payment is not made timely, we contact the customer or reseller to try to obtain payment. If this is not successful, we institute other collection practices such as generating collection letters, involving our sales representatives, involving a third party collection agency and ultimately terminating the customer’s license(s) and/or the customer’s and reseller’s access to future upgrades, licenses and customer support. Once all collection efforts are exhausted, the receivable is written off against the allowance for doubtful accounts.

Research and Development

Research and development expenditures are generally expensed as incurred. Based on our product development process and technological feasibility, the date at which capitalization of development costs may begin is established upon completion of a working model. Costs incurred between completion of the working model and the point at which the product is ready for general release have been insignificant. Through June 30, 2004, all research and development costs have been expensed.

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

WE HAVE HISTORICALLY INCURRED LOSSES AND WE MAY NOT SUSTAIN PROFITABILITY

Since inception, the first quarter of 2003 and the first two quarters of 2004 were the only quarters we have been profitable. We incurred net income of $424,000 in the six months ended June 30, 2004 and net losses of $5.9 million, $7.7 million and $11.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. At June 30, 2004, we had accumulated net losses since inception of $60.9 million. We intend to continue to make significant investments in our research and development, marketing, services and sales operations. Certain of these expenses will precede generation of revenues. As a result, we may continue to experience losses and/or negative cash flow from operations in future quarters.

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

OUR INTERNATIONAL OPERATIONS INVOLVE FINANCIAL AND OPERATIONAL RISKS

Our international operations require significant management attention and financial resources to establish and operate, including hiring appropriate personnel and recruiting effective international resellers. Non-North American revenues accounted for 20%, 13%, 19% and 22% of our total revenues for the six months ended June 30, 2004 and the years ended December 31, 2003, 2002, and 2001, respectively. We have marketing efforts in the Americas, EMEA and APAC. To date, our products have been licensed outside North America primarily in Western Europe, South Africa, and Australia. We intend to continue to emphasize our international operations and we may enter additional international markets. Revenues from international operations may be inadequate to cover the expenses of those operations. In addition to foreign currency fluctuation risks, other risks inherent in our international business activities may include the following:

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

Performance interruptions in our products could also affect demand for our products or give rise to claims against us.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We develop products in the United States and sell licenses in the Americas, EMEA and APAC. As a result, our financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. As most sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Additionally, as our business matures in foreign markets, we may offer our products and services in certain other local currencies. As a result, we will be subject to foreign currency fluctuations which may have an adverse affect on our company.

We manage our interest rate risk by maintaining an investment portfolio with debt instruments of high credit quality and relatively short average maturities. We also manage interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity. We have a line of credit with a variable interest rate based upon the bank’s prime rate on which we incur interest expense when the line is utilized.

Item 4. Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004 pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time we have received claims from competitors and other technology providers claiming that our technology infringes their respective proprietary rights. One such claim has resulted in a legal proceeding being filed against us, which is described below. In addition, we are involved in certain legal proceedings in the ordinary course of conducting our business. We believe these claims and legal proceedings can be resolved without a material adverse effect on our business, financial condition or results from operations; however, we cannot provide assurance as to the outcome. Litigation in general, and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict.

In 2002, we received a letter from a consulting firm that has been retained by a telecommunication technology provider to develop and implement a licensing program based on the technology provider’s patents. The consulting firm believes that we have infringed on the technology provider’s propriety rights and therefore feels that a licensing agreement between us and the technology provider is appropriate. We believe that we did not infringe on the technology provider’s proprietary rights; however, because of the cost of defending such a matter in court, we did offer a settlement. The technology provider has not accepted our offer of settlement. We do not believe a settlement is probable and the term over which a settlement would be recognized is uncertain. We may be required to defend our position in a court of law should a lawsuit be filed. Because of the facts presented above, we have not recorded an accrual for any settlement in this matter. We cannot provide assurance as to the outcome.

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

In 2002, we received a notification from the French government as a result of a tax audit that had been conducted encompassing the years 1998, 1999, 2000 and 2001. These assessments claim various taxes are owed related to Value Added Tax (VAT) and corporation taxes in addition to what has previously been paid and accrued. As of June 30, 2004, the assessment related to VAT was approximately $2.8 million and the assessment related to corporation taxes was approximately $366,000. Our tax counsel has assessed the possibility of us paying the assessment related to VAT as remote and the assessment related to corporation taxes as reasonably possible; we have not accrued for these amounts. We are appealing the assessments, but cannot assure you that these matters will be resolved without litigation or that we will not have to pay some or all of the assessments.

Item 4. Submission of Matters to a Vote of Security Holders.

We held our annual meeting of shareholders on May 19, 2004. At that meeting, our shareholders elected Mark E. Hill and reelected William E. McWhirter as Directors of the Company to each serve a three-year term and until his successor is elected and has qualified. Also at the meeting, our shareholders approved an Amendment to our Outside Directors Stock Option Plan. The final results of the votes taken at the meeting were as follows:

	Votes For	Votes Withheld	Broker Non-Votes	Abstentions

Election of Directors:
Mark E. Hill	14,710,734	330,123	—	—
William E. McWhirter	14,706,954	333,903	—	—

Amendment to Outside Directors Stock Option Plan	11,000,645	572,115	3,444,533	23,564

In addition, the following directors continue in office until the annual meeting of shareholders in the year indicated:

Donald E. Brown, M.D.	2005
Robert A. Compton	2005
Samuel F. Hulbert, Ph.D.	2006

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

(b)         Reports on Form 8-K

1. On July 27, 2004, the Company furnished, not filed, a Form 8-K attaching a press release describing its results of operations for the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interactive Intelligence, Inc. (Registrant)

Date: August 6, 2004	By	/s/ Stephen R. Head

Stephen R. Head Chief Financial Officer, Vice President of Finance and Administration, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)