Form 10-Q
period 2004-09-30
INTERACTIVE INTELLIGENCE INC
filed 2004-11-15
CIK 1083318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes  ☐     No  ☒

The number of shares of common stock outstanding on October 31, 2004 was 15,898,102.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements and Footnotes.

Interactive Intelligence, Inc.

Condensed Consolidated Balance Sheets

As of September 30, 2004 and December 31, 2003

(in thousands, except share amounts)

	September 30, 2004	December 31, 2003
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$15,646	$12,461
Short-term investments	—	3,008
Account receivable, net of allowance for doubtful accounts of $275 in 2004 and $354 in 2003	6,448	8,956
Prepaid expenses	1,713	1,958
Other current assets	572	418
Total current assets	24,379	26,801
Property and equipment, net	4,590	5,857
Other assets, net	593	601
Total assets	$29,562	$33,259

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$2,000	$2,800
Accounts payable and accrued liabilities	5,587	4,544
Accrued compensation and related expenses	1,130	1,349
Deferred software revenues	4,830	8,745
Deferred services revenues	11,586	12,030
Total current liabilities	25,133	29,468
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 authorized;
15,872,532 issued and outstanding at September 30, 2004, 15,755,477 issued and outstanding at December 31, 2003	158	157
Additional paid-in capital	65,080	64,696
Accumulated other comprehensive income	7	280
Accumulated deficit	(60,816)	(61,342)
Total shareholders’ equity	4,429	3,791
Total liabilities and shareholders’ equity	$29,562	$33,259

See Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.

Condensed Consolidated Statements of Operations (unaudited)

For the Three and Nine Months Ended September 30, 2004 and 2003

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Software	$6,591	$5,684	$20,841	$20,077
Services	6,823	6,455	19,920	18,553
Total revenues	13,414	12,139	40,761	38,630
Cost of revenues:
Software	446	254	1,339	871
Services	2,570	2,962	8,200	9,402
Total cost of revenues	3,016	3,216	9,539	10,273
Gross profit	10,398	8,923	31,222	28,357
Operating expenses:
Sales and marketing	5,301	5,028	15,405	15,145
Research and development	3,208	3,322	9,744	10,289
General and administrative	1,777	1,546	5,370	4,358
Restructuring and other charges	—	34	101	3,172
Total operating expenses	10,286	9,930	30,620	32,964
Operating income (loss)	112	(1,007)	602	(4,607)
Interest income, net	28	36	60	132
Income (loss) before income taxes	140	(971)	662	(4,475)
Income taxes	38	54	136	150
Net income (loss)	$102	$(1,025)	$526	$(4,625)

Net income (loss) per share:
Basic	$0.01	$(0.07)	$0.03	$(0.30)
Diluted	0.01	(0.07)	0.03	(0.30)

Shares used to compute net income (loss) per share:
Basic	15,872	15,638	15,841	15,601
Diluted	16,476	15,638	16,637	15,601

See Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.

Condensed Consolidated Statement of Shareholders’ Equity (unaudited)

For the Nine Months Ended September 30, 2004

(in thousands)

	Common Stock		Additional Paid-in Capital	Accum. Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount

Balances, December 31, 2003	15,755	$157	$64,696	$280	$(61,342)	$3,791

Issuances of common stock	60	1	213	—	—	214
Exercise of stock options	58	—	163	—	—	163
Amortization of deferred stock-based
compensation	—	—	8	—	—	8
Comprehensive income:
Foreign currency fluctuation	—	—	—	(273)	—	(273)
Net income	—	—	—	—	526	526
Total comprehensive income	—	—	—	(273)	526	253

Balances, September 30, 2004	15,873	$158	$65,080	$7	$(60,816)	$4,429

See Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

For the Nine Months Ended September 30, 2004 and 2003

(in thousands)

	Nine Months Ended September 30,
	2004	2003
Operating activities:
Net income (loss)	$526	$(4,625)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,383	3,464
Amortization of deferred stock-based compensation	8	79
Loss on disposal of fixed assets	—	539
Changes in operating assets and liabilities:
Accounts receivable	2,508	1,896
Prepaid expenses	245	706
Other current assets	(427)	(168)
Other assets	8	321
Accounts payable and accrued liabilities	1,043	1,450
Accrued compensation and related expenses	(219)	(109)
Deferred software revenues	(3,915)	(3,024)
Deferred services revenues	(444)	1,679
Net cash provided by operating activities	1,716	2,208

Investing activities:
Purchases of property and equipment	(1,116)	(2,717)
Sales of available-for-sale investments	3,008	6,410
Net cash provided by investing activities	1,892	3,693

Financing activities:
Payments on line of credit, net	(800)	—
Proceeds from issuance of common stock	214	245
Proceeds from stock options exercised	163	25
Net cash provided (used) by financing activities	(423)	270

Net increase in cash and cash equivalents	3,185	6,171
Cash and cash equivalents, beginning of period	12,461	5,913
Cash and cash equivalents, end of period	$15,646	$12,084

Cash paid for interest	$18	$7
Cash paid for taxes	2	2

See Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.

Notes To Condensed Consolidated Financial Statements

September 30, 2004 and 2003 (unaudited)

1.     Description of Business and Basis of Presentation

Interactive Intelligence, Inc. (the “Company”) is a leading provider of software applications for contact centers and is leveraging that leadership position to provide mission critical voice over Internet protocol (VoIP) applications to enterprises. The Company sells into four distinct markets, all of whose needs are increasing for VoIP-based systems:

•                  Contact Centers

•                  Enterprise IP Telephony

•                  Unified Communications, and

•                  Self-service Automation.

The Company’s principal competitors are hardware vendors who offer proprietary approaches using a combination of phone systems, call distributors, voicemail systems, and interactive voice response (IVR) systems equipment. The Company offers a software solution based on Microsoft Windows that resides on a customer’s network and uses open Session Initiation Protocol (SIP) for VoIP networking. This open approach typically results in lower overall costs for phone devices, system maintenance, and customer networking. The Company’s software applications are also pre-integrated into many popular business applications such as financial, customer relationship management (CRM) and enterprise resource planning (ERP) software, thereby automating and tracking business transactions to customer interactions. The Company is best known for its bundled suite of contact center applications that includes multi-media customer contact for phone calls, Web chat, Web callback, e-mail queuing, customer defined queues, and integrated speech recognition applications.

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

In June 2004, the Company released the newest version of its product, version 2.3, which underlies the Customer Interaction Center (CIC), Enterprise Interaction Center (EIC) and other applications. This version addresses reliability and scalability of the applications and provides for simplified installation and maintenance of all of the Company’s software applications.

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

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income (loss) (A)	$102	$(1,025)	$526	$(4,625)

Weighted average outstanding shares of common stock (B)	15,872	15,638	15,841	15,601
Dilutive effect of options to purchase common stock	604	—	796	—
Common stock and common stock equivalent shares (C)	16,476	15,638	16,637	15,601

Net income (loss) per share:
Basic (A/B)	$0.01	$(0.07)	$0.03	$(0.30)
Diluted (A/C)	0.01	(0.07)	0.03	(0.30)

The Company’s calculation of diluted net income per share for the three months and nine months ended September 30, 2004 excludes options to purchase 1.4 million and 1.7 million shares of common stock, respectively, with exercise prices ranging from $3.29 to $50.50 as their effect would be antidilutive. The Company’s calculation of diluted net loss per share for the three and nine months ended September 30, 2003 excludes all potential common shares as the effect would be antidilutive.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income (loss), as reported	$102	$(1,025)	$526	$(4,625)
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—	33	8	79
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(990)	(1,287)	(2,602)	(4,057)
Pro forma net loss	$(888)	$(2,279)	$(2,068)	$(8,603)

Net income (loss) per share:
Basic – as reported	$0.01	$(0.07)	$0.03	$(0.30)
Diluted – as reported	0.01	(0.07)	0.03	(0.30)
Basic – pro forma	(0.06)	(0.15)	(0.13)	(0.55)
Diluted – pro forma	(0.06)	(0.15)	(0.13)	(0.55)

4.     Concentration of Credit Risk

One reseller represented 11% of accounts receivable as of September 30, 2004.

5.     Contingencies

From time to time the Company has received claims from competitors and other technology providers claiming that the Company’s technology infringes their respective proprietary rights. One such claim has resulted in a legal proceeding being filed against the Company, which is described below and another claim has resulted in the Company accruing an amount, which is described below. In addition, the Company is involved in certain legal proceedings in the ordinary course of conducting its business. The Company believes these claims and legal proceedings can be resolved without a material adverse effect on its business, financial condition or results of operations; however, the Company cannot provide assurance as to the outcome. Litigation in general, and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict.

In 2002, the Company received a letter from a consulting firm that has been retained by a telecommunication technology provider to develop and implement a licensing program based on the technology provider’s patents. The consulting firm believes that the Company has infringed on the technology provider’s propriety rights and therefore feels that a licensing agreement between the Company and the technology provider is appropriate. The Company believes that it did not infringe on the technology provider’s proprietary rights; however, because of the cost of defending such a matter in court, the Company did offer a settlement. Several proposals have been made by the technology provider and the Company. The Company now believes that a settlement is probable, although the useful life over which a settlement would be recognized are uncertain. The Company recorded an accrual as of September 30, 2004 for the low end of the settlement range, to be amortized over the estimated useful life. The Company cannot provide assurance as to the outcome.

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

On September 30, 2003, Recursion Software, Inc. filed suit in Dallas County Court in Dallas, Texas against the Company alleging breach of contract and money due under claims of quantum meruit, unjust enrichment and infringement. Recursion claims that the Company incorporated Recursion software into one of its products in breach of the underlying license. The Company had the case removed to Federal District Court in Dallas, Texas and Recursion has since asserted a copyright infringement claim. No dollar amount has been stated in the action. The Company believes that it has strong defenses to the claims and intends to vigorously defend against the action. The Company believes that this matter can be resolved without a material adverse effect on its business, financial condition or results of operations; however, the Company cannot provide assurance as to the outcome.

In 2002, the Company received a notification from the French government as a result of a tax audit that had been conducted encompassing the years 1998, 1999, 2000 and 2001. These assessments claim various taxes are owed related to Value Added Tax (VAT) and corporation taxes in addition to what has previously been paid and accrued. As of September 30, 2004, the assessment related to VAT was approximately $2.9 million and the assessment related to corporation taxes was approximately $372,000. The Company’s tax counsel has assessed the possibility of the Company paying the assessment related to VAT as remote and the assessment related to corporation taxes as reasonably possible; the Company has not accrued for these amounts. The Company is appealing the assessments, but cannot assure you that these matters will be resolved without litigation or that it will not have to pay some or all of the assessments.

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

The Company recognized restructuring charges in accordance with FASB Statement No. 146 of $34,000 for the three months ended September 30, 2003 and $101,000 and $3.2 million for the nine months ended September 30, 2004 and 2003, respectively.  The Company did not recognize any restructuring charges for the three months ended September 30, 2004.

A summary of the beginning accrued restructuring charges, expensed amount, cash payments and the ending accrued restructuring charges for the nine months ended September 30, 2004 is presented below (in thousands).

	Beginning Balance	Expense	Cash Payments	Ending Balance

EMEA restructuring	$549	$101	$(207)	$443
Headquarters	267	—	(267)	—
Total	$816	$101	$(474)	$443

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Certain statements in this Form 10-Q contain “forward-looking” information (as defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can often be identified by their use of such verbs as “expects,” “anticipates,” and “believes” or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, the “Certain factors that may affect our future operating results” described herein and the Risk Factors described in our Securities and Exchange Commission filings, including the Form 10-K filing for the year ended December 31, 2003.

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

Financial Highlights

In the initial years after we began licensing our software applications, our revenue growth was substantial. In 2002 and 2003 we experienced the impact of a decrease in worldwide spending on technology, and as a result our revenue growth diminished.  We believe that during the economic downturn and resulting decrease in technology spending, it became harder to market our products to new customers. Companies delayed changes to their systems and continued to use technology that they had in place. However, we believe that once companies have implemented our software and the personnel at these companies experience the capabilities and efficiencies of our software, these companies are increasing their technology spending for our software. Future licensing to new customers is dependent on the economy and whether companies will allocate their resources to upgrade their systems.

Revenues recognized in the three months ended September 30, 2004 increased $1.3 million from revenues for the three months ended September 30, 2003. Total revenues for the nine months ended September 30, 2004 increased $2.1 million over the nine months ended September 30, 2003. Software revenues of $6.6 million for the three months ended September 30, 2004 were up $900,000 over the three months ended September 30, 2003. Beginning in the first quarter of 2004, we began offering perpetual licenses to our new customers and therefore the recognition of revenues on new contracts signed in 2004 was accelerated compared to how revenues were recognized under annually renewable licenses in 2003.

Although revenues have grown compared to last year at this time, growth in revenues has been inconsistent during 2004 when compared to the previous quarter. The information below shows our total revenues and percentage growth from the previous two years and for the most recent four quarters (revenues in millions).

Period	Revenues	% Growth
Three months ended:
September 30, 2004	$13.4	(2)%
June 30, 2004	13.6	—
March 31, 2004	13.7	6
December 31, 2003	12.9	6

Year ended December 31:
2003	51.5	8
2002	47.8	—

Operating expenses for the three months ended September 30, 2004 increased $356,000 compared to the three months ended September 30, 2003. This increase was the result of an increase in sales and marketing expenses due to set up costs for our newly formed subsidiary, Vonexus, and an increase in general and administrative expenses due to increasing headcount and higher legal costs. This was offset by a decrease in research and development due to a reduction of depreciation.

We had approximately $15.6 million of cash and cash equivalents as of September 30, 2004. We had borrowings under a line of credit of $2.0 million as of September 30, 2004, which has since been repaid in full. We believe that as our revenues grow, our accounts receivable are collected timely and our expenses remain controlled, we will maintain or increase our liquidity position. If revenues decrease, or if we are unable to collect our account receivable balances from our customers on a timely basis, our liquidity position may weaken, which would result in the need to raise capital, either through the capital markets or debt financings.

We formed a new subsidiary, Vonexus, on July 1, 2004. Vonexus will be focused on selling a complete IP-based phone system, including hardware, to Microsoft-based small and medium-sized businesses. As a result of this new market focus, we experienced higher expenses in sales and marketing in the third quarter of 2004. We expect this higher cost to continue and expect to increase expenses slightly more in the fourth quarter. We expect to record revenues in the fourth quarter from Vonexus which will offset some of these additional expenses. We may also incur additional costs of revenues related to hardware costs and, as a consequence, if Vonexus sales become significant our gross profits as a percentage of revenues may decline.

Historical Results of Operations

The following table presents certain financial data, derived from our unaudited statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three and nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the full year or for any future period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Software	49%	47%	51%	52%
Services	51	53	49	48
Total revenues	100	100	100	100
Cost of revenues:
Software	3	2	3	2
Services	19	24	20	25
Total cost of revenues	22	26	23	27
Gross profit	78	74	77	73
Operating expenses:
Sales and marketing	40	42	39	39
Research and development	24	27	24	27
General and administrative	13	13	13	11
Restructuring and other charges	—	—	—	8
Total operating expenses	77	82	76	85
Operating income (loss)	1	(8)	1	(12)
Interest income, net	—	—	—	—
Income (loss) before income taxes	1	(8)	1	(12)
Income taxes	—	—	—	—
Net income (loss)	1%	(8)%	1%	(12)%

Comparison of Three and Nine Months Ended September 30, 2004 and 2003

Revenues

Software Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	($ in thousands)
Software revenues	$6,591	$5,684	$20,841	$20,077
Change from prior year	16%	(16)%	4%	(9)%
Percentage of total revenues	49%	47%	51%	52%

The increase in software revenues and percent of software revenues to total revenues for the three months ended September 30, 2004 compared to the three months ended September 30, 2003, was related primarily to an increase in the percentage of perpetual license agreements we recognized in 2004. Beginning in the first quarter of 2004, we began offering perpetual licenses to our new customers and therefore the recognition of revenues on new contracts signed in 2004 was accelerated compared to how revenues were recognized under annually renewable licenses in 2003. Customers prefer a perpetual license and the decision to offer customers perpetual licenses was a part of other actions designed to improve our customer licensing process. Fifty percent of the software revenues recognized in the three months ended September 30, 2004 were related to perpetual license agreements compared to 9% of the software revenues in the three months ended September 30, 2003.

Entering into more perpetual license agreements had a similar effect on software revenues for the nine months ended September 30, 2004 compared to software revenues for the nine months ended September 30, 2003. However, we recognized approximately $3 million of software revenues in the first three months of 2003 related to a perpetual license agreement with one customer. Forty-four percent of the software revenues recognized in the nine months ended September 30, 2004 were related to perpetual license agreements compared to 18% of the software revenues in the nine months ended September 30, 2003 (including the one large perpetual agreement during the first three months of 2003).

Services Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	($ in thousands)
Services revenues	$6,823	$6,455	$19,920	$18,553
Change from prior year	6%	25%	7%	33%
Percentage of total revenues	51%	53%	49%	48%

Services revenues increased for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003.  These increases were primarily due to increases in our growing installed base of customers and related payments of annual license renewal fees and ongoing maintenance from perpetual licenses. Our services revenues should grow as we sign and install new customers and as existing customers continue to renew licenses and pay for maintenance on our software applications. In addition, cash collection of services receivables improved during the three months ended September 30, 2004, which resulted in more services revenues being recognized. The percent of services revenues to total revenues remained relatively constant.

Cost of Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	($ in thousands)

Cost of revenues:
Software	$446	$254	$1,339	$871
Services	2,570	2,962	8,200	9,402
Total cost of revenues	$3,016	$3,216	$9,539	$10,273
Change from prior year	(6)%	1%	(7)%	8%
Software costs as a % of software revenues	7%	4%	6%	4%
Services costs as a % of services revenues	38%	46%	41%	51%

Costs of software consist primarily of product and software royalties paid to third parties for the use of their technologies in our products and, to a lesser extent, software packaging costs, which include product media, duplication and documentation. Costs of software can fluctuate depending on which software applications are licensed to our customers, and the third party technology, if any, which is licensed. The increase in the software costs for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003 was due to increased royalties for third party software.

Costs of services consist primarily of compensation expenses for technical support, education and professional services personnel and other costs associated with supporting our resellers and customers. The decrease in costs of services and costs of services as a percent of services revenues for the three and nine months ended September 30, 2004 compared to September 30, 2003 was a result of our focus on cost control (which resulted in a decrease in staffing in this area), a reduction in depreciation, as well as a reduction in our utilization of outside sources to provide professional services for our customers.

Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	($ in thousands)
Gross profit	$10,398	$8,923	$31,222	$28,357
Change from prior year	17%	2%	10%	7%
Percentage of total revenues	78%	74%	77%	73%

Gross profit and gross profit as a percentage of total revenues increased for the three and nine months ended September 30, 2004 compared to September 30, 2003. This increase was the result of an increase in total revenues resulting from more perpetual license agreements and our growing customer base and a decrease in cost of services due to a reduction in staffing, depreciation and outside services.

Operating Expenses

Sales and Marketing

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	($ in thousands)
Sales and marketing expenses	$5,301	$5,028	$15,405	$15,145
Change from prior year	5%	(3)%	2%	(5)%
Percentage of total revenues	40%	42%	39%	39%
Percentage of software revenues	80%	88%	74%	75%

Sales and marketing expenses are comprised primarily of compensation expense and travel, entertainment and other related expenses and increased for the three and nine months ended September 30, 2004 compared to September 30, 2003. As anticipated and discussed in the second quarter Form 10-Q filing, this increase was due to payroll expenses and other costs associated with the launch of Vonexus of approximately $350,000. As described previously under Financial Highlights, we expect these Vonexus costs to continue and increase slightly in the fourth quarter of 2004, although we expect to record some revenues from Vonexus in the fourth quarter to offset some of the increased expenses.

Research and Development

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	($ in thousands)
Research and development expenses	$3,208	$3,322	$9,744	$10,289
Change from prior year	(3)%	(11)%	(5)%	(9)%
Percentage of total revenues	24%	27%	24%	27%

Research and development expenses are comprised primarily of compensation expenses.  Research and development expenses decreased for the three and nine months ended September 30, 2004 compared to September 30, 2003 due to a decrease in staffing and lower depreciation expense as some of our assets become fully depreciated.

General and Administrative

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	($ in thousands)
General and administrative expenses	$1,777	$1,546	$5,370	$4,358
Change from prior year	15%	13%	23%	3%
Percentage of total revenues	13%	13%	13%	11%

General and administrative expenses are comprised of compensation expense and non-allocable expenses including bad debt, legal and other professional service fees. General and administrative expenses increased for the three and nine months ended September 30, 2004 compared to September 30, 2003. This increase was the result of higher payroll expenses, as a result of increased staffing, and an increase in premiums for corporate insurance partially offset by a decrease in depreciation. Outside legal expenses increased significantly due to increased costs related to litigation and other claims against the Company. See Note 5 of Notes to Condensed Consolidated Financial Statements for a description of legal matters.

Restructuring and Other Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	($ in thousands)
Restructuring and other charges	$—	$34	$101	$3,172
Change from prior year	(100)%	100%	(97)%	365%
Percentage of total revenues	0%	0%	0%	8%

Restructuring and other charges decreased significantly for the nine months ended September 30, 2004 compared to September 30, 2003. During the second quarter of 2003, we incurred $2.7 million in charges related to the restructuring of our European operations and relocation of our worldwide headquarters. In February 2003, we announced our plan to downsize and reorganize our resources in EMEA. The French office was most affected with most of the French employees terminated or relocated. We recognized these expenses in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). The restructuring and other expenses recognized in the nine months ended September 30, 2004 were legal fees incurred during the period related to the EMEA reorganization. We expect to incur some additional expenses related to the restructuring of international operations in future periods; however, at this time, we do not expect the amount to be significant. See Note 6 of Notes to Condensed Consolidated Financial Statements. Although we do not currently believe that we will need to further reduce staff, the state of the economy and resulting technology spending by businesses, among other factors, could result in further reductions.

We moved our worldwide headquarters to a new building in Indianapolis, Indiana effective April 1, 2003. Because we continued to owe lease payments on the previous headquarters, we determined that those lease payments, net of sublease income, qualified as exit costs in accordance with SFAS 146. We recognized a total of $1.6 million of restructuring and other charges in the second quarter of 2003 related to this relocation.

Interest Income, Net

The majority of interest income, net is made up of interest earned from investments and interest-bearing cash accounts. Interest expense, which is not material for any periods reported, is also included in interest income, net. We have experienced decreased interest earnings in 2004 as compared to 2003 as shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	($ in thousands)
Cash, cash equivalents and short-term
investments (average)	$15,326	$15,119	$15,558	$15,169
Interest income	31	38	78	145
Return on investment (annual)	0.8%	1.0%	0.7%	1.3%

The decrease in net interest income for the three and nine months ended September 30, 2004 compared to September 30, 2003 was related mainly to a decrease in interest rates and to the mix of investments. In 2003, we utilized short-term investments in our investing strategy, while in 2004, all cash was held in cash and cash equivalents accounts. Cash and cash equivalents earn a lower rate of return than short-term investments. We opted to invest in this more liquid mix of investments in 2004 in order to ensure the availability of our cash.

Liquidity and Capital Resources

In 1999 we raised cash through an initial public offering that provided net proceeds of $34.9 million. In 2001 we received an equity investment that yielded $15 million in cash. In addition, we generate cash from the collections we receive related to licensing our application software and from annual license renewals, maintenance and support and other services revenues. We also have in place a $3 million line of credit, of which we had utilized $2 million as of September 30, 2004, all of which was repaid in full subsequent to September 30, 2004. We use cash primarily for paying our employees (including salaries, commissions, benefits and severance), leasing office space, reimbursing travel expenses, paying insurance premiums and paying vendors for services rendered and supplies purchased. In addition, we purchase property and equipment, including furnishing our new worldwide headquarters and in-house technology purchases.  We also used cash during the third quarter of 2004 to start up a new wholly-owned subsidiary, Vonexus.

We determine liquidity by combining cash and cash equivalents and short-term investments net of our line of credit borrowings as shown in the table below. Our total liquidity position improved as of September 30, 2004 compared with our position as of December 31, 2003. In general this improvement was due to the timing of our accounts receivable collections. We believe that our current liquidity position, when combined with our anticipated cash flows from operations, will be sufficient to satisfy our cash needs over the next 12 months. If cash flows from operations are less than anticipated or we have additional cash needs (such as an unfavorable outcome in legal proceedings), our liquidity may not be sufficient to cover our needs. In this case, we may be forced to raise additional capital, either through the capital markets or debt financings. We may not be able to receive favorable terms in raising this capital.

	September 30, 2004	December 31, 2003
	($ in thousands)
Cash and cash equivalents	$15,646	$12,461
Short-term investments	—	3,008
Line of credit	(2,000)	(2,800)
Liquidity, net	$13,646	$12,669

Our operating activities resulted in net cash provided of $1.7 million for the nine months ended September 30, 2004 compared with net cash provided of $2.2 million for the nine months ended September 30, 2003. These cash results from our operating activities were affected by fluctuations in accounts receivable (the balance decreased $2.5 million and $1.9 million for the nine months ended September 30, 2004 and September 30, 2003, respectively), prepaid expenses (the balance decreased by $245,000 for the nine months ended September 30, 2004 compared to a decrease of $706,000 for the nine months ended September 30, 2003), accounts payable (the balance increased $1.0 million and $1.5 million for the nine months ended September 30, 2004 and September 30, 2003, respectively) and deferred revenues (which decreased $4.4 million for the nine months ended September 30, 2004 compared to a decrease of $1.3 million for the nine months ended September 30, 2003).

The amount that we report as cash and cash equivalents or as temporary investments fluctuates depending on investing practices in each period. Purchases of short-term investments are reported as a use of cash and the related receipt of proceeds upon maturity of the investment is reported as a source of cash.

We purchased property and equipment with a cost of $1.1 million and $2.7 million in the nine months ended September 30, 2004 and 2003, respectively. We moved our worldwide headquarters in the second quarter of 2003 and purchased certain property and equipment in connection with that move.

The net decrease in our borrowings on our line of credit used cash of $800,000 for the nine months ended September 30, 2004.

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

Research and Development

Research and development expenditures are generally expensed as incurred. Based on our product development process and technological feasibility, the date at which capitalization of development costs may begin is established upon completion of a working model. Costs incurred between completion of the working model and the point at which the product is ready for general release have been insignificant. Through September 30, 2004, all research and development costs have been expensed.

Certain factors that may affect our future operating results are set forth below:

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

WE HAVE HISTORICALLY INCURRED LOSSES AND WE MAY NOT SUSTAIN PROFITABILITY

Since inception, we have incurred substantial losses, however, in 2004 we have been profitable. We had net income of $526,000 in the nine months ended September 30, 2004 and net losses of $5.9 million and $7.7 million for the years ended December 31, 2003 and 2002, respectively. At September 30, 2004, we had accumulated net losses since inception of $60.8 million. We intend to continue to make significant investments in our research and development, marketing, services and sales operations. Certain of these expenses will precede generation of revenues. As a result, we may continue to experience losses and/or negative cash flow from operations in future quarters.

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

Because we do not know if or when our potential customers will place orders and finalize licenses, and because it is difficult to predict the mix of annually renewable licenses and perpetual licenses in a quarter, we cannot accurately forecast our licensing activity, our revenues and our operating results for future quarters. We recognize revenues from different licenses over different periods depending on the satisfaction of the requirements of relevant accounting literature, including AICPA Statement of Position 97-2, Statement of Position 98-9, SEC Staff Accounting Bulletin (SAB) 104, and all related AICPA Technical Practice Aids (5100.38 - 5100.76). As a result, our quarterly revenues and operating results depend on many factors, including the type of license, the size, quantity and timing of orders received for our products during each quarter, the delivery of the related software and our expectations regarding collection. If a large number of orders or several large orders do not occur or are deferred or delayed, our revenues in a quarter could be substantially reduced. This risk is heightened by the significant investment and executive level decision-making typically involved in our customers’ decisions to license our products. Since a large portion of our operating expenses, including salaries and rent, is fixed and difficult to reduce or modify in a short time period, our business, financial condition or results of operations could be materially adversely affected if revenues do not meet our expectations.

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

OUR INTERNATIONAL OPERATIONS INVOLVE FINANCIAL AND OPERATIONAL RISKS

Our international operations require significant management attention and financial resources to establish and operate, including hiring appropriate personnel and recruiting effective international resellers. Non-North American revenues accounted for 21%, 13% and 19% of our total revenues for the nine months ended September 30, 2004 and the years ended December 31, 2003 and 2002, respectively. We have marketing efforts in the Americas, EMEA and APAC. We intend to continue to emphasize our international operations and we may enter additional international markets. Revenues from international operations may be inadequate to cover the expenses of those operations. In addition to foreign currency fluctuation risks, other risks inherent in our international business activities may include the following:

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

Item 4. Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004 pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time we have received claims from competitors and other technology providers claiming that our technology infringes their respective proprietary rights. One such claim has resulted in a legal proceeding being filed against us, which is described below and another claim has resulted in us accruing an amount, which is described below. In addition, we are involved in certain legal proceedings in the ordinary course of conducting our business. We believe these claims and legal proceedings can be resolved without a material adverse effect on our business, financial condition or results from operations; however, we cannot provide assurance as to the outcome. Litigation in general, and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict.

In 2002, we received a letter from a consulting firm that has been retained by a telecommunication technology provider to develop and implement a licensing program based on the technology provider’s patents. The consulting firm believes that we have infringed on the technology provider’s propriety rights and therefore feels that a licensing agreement between us and the technology provider is appropriate. We believe that we did not infringe on the technology provider’s proprietary rights; however, because of the cost of defending such a matter in court, we did offer a settlement. Several proposals have been made by the technology provider and us. We now believe a settlement is probable, although the useful life over which a settlement would be recognized are uncertain. We recorded an accrual as of September 30, 2004 for the low end of the settlement range, to be amortized over the estimated useful life. We cannot provide assurance as to the outcome.

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

On September 30, 2003, Recursion Software, Inc. filed suit in Dallas County Court in Dallas, Texas against us alleging breach of contract and money due under claims of quantum meruit, unjust enrichment and infringement. Recursion claims that we incorporated Recursion software into one of our products in breach of the underlying license. We had the case removed to Federal District Court in Dallas, Texas, and Recursion has since asserted a copyright infringement claim. No dollar amount has been stated in the action. We believe that we have strong defenses to the claims and intend to vigorously defend against the action. We believe that this matter can be resolved without a material adverse effect on our business, financial condition or results of operations; however, we cannot provide assurance as to the outcome.

In 2002, we received a notification from the French government as a result of a tax audit that had been conducted encompassing the years 1998, 1999, 2000 and 2001. These assessments claim various taxes are owed related to Value Added Tax (VAT) and corporation taxes in addition to what has previously been paid and accrued. As of September 30, 2004, the assessment related to VAT was approximately $2.9 million and the assessment related to corporation taxes was approximately $372,000. Our tax counsel has assessed the possibility of us paying the assessment related to VAT as remote and the assessment related to corporation taxes as reasonably possible; we have not accrued for these amounts. We are appealing the assessments, but cannot assure you that these matters will be resolved without litigation or that we will not have to pay some or all of the assessments.

Item 6. Exhibits.

(a)          Exhibits

10.21   Form of Agreement for Incentive Stock Options under 1999 Stock Option and Incentive Plan (incorporated herein by reference from Exhibit No. (d)(3) to the Schedule TO filed by the Company on April 26, 2001)

10.22   Form of Agreement for Nonqualified Stock Options under 1999 Stock Option and Incentive Plan (incorporated herein by reference from Exhibit No. (d)(4) to the Schedule TO filed by the Company on April 26, 2001)

10.24   Form of Agreement for Outside Directors Stock Option under Outside Directors Stock Option Plan

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

Interactive Intelligence, Inc.
(Registrant)

Date: November 15, 2004	By	/s/ Stephen R. Head

Stephen R. Head
Chief Financial Officer, Vice President of Finance and Administration, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)