Form 10-K
period 2004-12-31
INTERACTIVE INTELLIGENCE INC
filed 2005-03-28
CIK 1083318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
Common Stock, $0.01 par value

(Title of class)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2004, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $42,203,067, assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are “affiliates”.

As of February 28, 2005 there were 15,961,118 shares outstanding of the registrant’s common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2005 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

PART I.

Item 1.                        Business.

Company Overview

We are a leading provider of software applications for contact centers and are leveraging that leadership position to provide mission-critical voice over Internet Protocol (VoIP) applications to enterprises. We sell into four distinct markets, all of whose needs are increasing for VoIP-based systems:

•       Contact Centers

•       Enterprise IP Telephony

•       Unified Communications, and

•       Self-service Automation.

Our principal competitors are hardware vendors who offer proprietary approaches using a combination of phone systems, call distributors, voice mail systems, and interactive voice response (IVR) systems equipment. We offer a software solution based on the Microsoft Windows operating system that resides on a customer’s network and uses an open communications protocol called Session Initiation Protocol (SIP) for VoIP networking. This open approach typically results in lower overall costs for phone devices, system maintenance and customer networking. Our software applications are also pre-integrated to many popular business applications such as financial, customer relationship management (CRM) and enterprise resource planning (ERP) software, thereby automating and tracking business transactions to customer interactions. We are best known for our bundled suite of contact center applications that includes multi-media customer contact management for phone calls, Web chat, Web callback, e-mail queuing, customer defined queues, and integrated speech recognition applications.

We market our software applications around the globe, both directly to customers and through more than 160 value-added resellers. Our software applications are installed in 56 countries and are available in 18 languages. We began licensing our software in 1997 and have experienced revenue growth from $1.6 million in 1997 to $55.1 million in 2004. Resellers and customers are certified through our professional education center and supported by a global support group.

We were formed in 1994 as an Indiana corporation and maintain our executive offices at 7601 Interactive Way, Indianapolis, IN 46278. Our telephone number is 317-872-3000. We are on the Web at http://www.inin.com. Our periodic and current reports and all amendments to those reports required to be filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the investor relations e-mail address located on our Website.

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

Convergence of Voice and Data

Voice traffic is increasingly moving from traditional, circuit-switched networks and devices to networks and devices based on the popular TCP/IP. This transition is referred to as the VoIP movement. Traditional PBXs are being replaced by so-called “softswitches” that are provided by us and other vendors such as Cisco Systems, Inc. (Cisco) and 3Com Corporation. This transition is causing many organizations to look for application platforms that can work effectively with these new IP-based systems to provide a wide range of communication services.

Evolution of Call Centers to Contact Centers

In an increasingly competitive environment, businesses are attempting to differentiate themselves with superior customer service and support. They also are improving the level of service they offer over the Internet. Historically, however, businesses have had a call center dedicated only to inbound and outbound phone calls. These “call-only” centers often required organizations to purchase several different communications devices such as a PBX, an IVR system, an automated call distributor (ACD), a predictive dialer and a call logger just to handle voice-based interactions, and then spend time and money to integrate these disparate devices. Now with multimedia communications playing a broader role in customer service and sales, organizations have begun implementing formal contact centers designed to manage voice-based as well as Internet-based customer interactions. Many contact centers also have begun to adapt a bundled application approach to multimedia contact management, primarily to replace multiple hardware-centric systems and reduce costs, but also as a means to more easily migrate to network-based IP telephony.

Increasing Need to Integrate Telecommunications and Information Systems

Typically, telecommunications systems and information systems have been separate and distinct. To more effectively and efficiently interact, both internally and externally, businesses need to seamlessly access and utilize these two systems. Products referred to as computer telephony integration (CTI) middleware have been designed to integrate various types of telecommunications devices with information technology. For example, an application “screen pop” makes a window pop up on a contact center agent’s monitor with information about a call at the same time that the agent’s telephone or headset rings. This allows the agent to see all the information, usually provided by a packaged CRM or ERP application, necessary to assist the customer. With CTI middleware, even simple applications, such as screen pops, can be difficult and expensive to implement.

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

Migration from Voice Mail to Unified Messaging

When voice mail, faxes and e-mail are combined into a unified “inbox” accessible via computer or telephone, the result is referred to as unified messaging. Although available for more than ten years, unified messaging has yet to penetrate organizations extensively, despite the proven productivity gains. However, as many voice mail and fax systems reach end-of-life and as e-mail as a communication medium continues to gain momentum, businesses increasingly upgrade to unified messaging solutions that integrate with existing PBXs, are VoIP telephony ready, and natively support “best-of-breed” e-mail and directory servers, which are already part of most information technology and telecommunication infrastructures.

Vonexus—Microsoft-based IP Telephony

In line with the growing VoIP movement, we formed our wholly-owned subsidiary, Vonexus, in July 2004. The objective of Vonexus is to position our Microsoft-based IP PBX offering with Microsoft Corporation’s (Microsoft) product families for converged voice and data on the Microsoft platform. More broadly, the Vonexus mission moving forward is to meet the growing demand for IP telephony in small businesses that rely on Microsoft as well as Intel Corporation (Intel) and Hewlett Packard Company (HP) technologies. With the only Microsoft-based, 100% software IP telephony phone system, Vonexus has a pre-integrated whole product for IP PBX call processing, which includes auto attendant, voice mail or optional unified messaging, fax, Follow-Me, basic ACD, Web services, real-time presence management and remote access for mobile users. Our future integration with Microsoft Business Solutions applications such as Great Plains and Microsoft CRM, along with our current integration to Exchange, Outlook and other Microsoft products, allows small businesses to both protect and leverage their Microsoft investment, bypass less flexible PBX and other communications hardware, and handle virtually any voice and data need on a single platform.

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

Enterprise IP Telephony

We are leveraging our strength in the contact center market to provide VoIP in the form of an IP-based PBX (IP PBX) that meets the needs of the entire organization. Our application software is especially well suited to meet the growing communications demands of most enterprises and especially those based on Microsoft technology. With Microsoft customers as our new target, we launched our wholly-owned Vonexus subsidiary in July 2004 to focus more fully on the global Microsoft small to medium-sized business (SMB) customer base. In addition to SMBs, this market sector includes distributed organizations and those with mobile and remote workforces wishing to improve organizational efficiency and productivity. The IP PBX market is a high growth market that is growing at over a 50% rate according to Gartner Research Group. We target organizations that can benefit from an IP PBX or combined IP PBX and contact center solution and have 25 to 5,000 stations.

Unified Communications

The change in manufacturers for traditional voice mail systems, along with the popularity of unified communications, has opened the door for us to move into the unified communications market. Many existing voice mail systems are considered antiquated and are nearing end-of-life. As a result, companies are evaluating their messaging requirements. With the popularity of e-mail as well as mobile communications technology, businesses require more than simple voice messaging. Consequently, we offer the ability to deliver live communications to desk phones, mobile phones, and other telephony-enabled devices and only resort to offering voice mail to a caller when the called party is truly unavailable. We feel we are well positioned in this market with an open software approach that is also VoIP-enabled.

Self-Service Automation

We offer customer self-service solutions such as speech-enabled IVR and e-mail and Web self-service technology that help organizations reduce cost while standardizing customer service options. Popular applications for self-service include order status inquiry, transportation route information and automated banking and financial transactions. Increasingly, this market sector also includes knowledge management automation for an organization’s own employees. Applications for this type of internal self-service include a company’s policy information, HR announcements, employee-based FAQs and so on.

Interactive Intelligence Single System Approach, Products and Customer Support and Services

Single System Approach

We provide a comprehensive set of communications and interaction management solutions that require little or no integration. Our Interaction Center Platform®-based products are capable of processing thousands of interactions per hour, including telephone calls, e-mails, faxes, voice mail messages, Internet chat sessions, Web collaboration and call-back requests, and VoIP calls.

We believe that the differentiating characteristics of our software applications enable our customers to more effectively communicate and interact with their constituencies at a lower total cost of ownership compared to the use of traditional computer telephony integration products. The strategic advantages of our single system approach are described in the following sections.

Standards-based VoIP Capabilities

Our software applications incorporate native VoIP capabilities based on SIP, an international standard developed by the Internet Engineering Task Force (IETF) and adopted by a number of industry leaders including Microsoft. These SIP capabilities allow our products to make use of a wide variety of telephones, gateways, and other telephony devices from many different vendors.

Greater Ability to Utilize the Internet

Our products allow organizations to offer Internet-based interaction options to their customers. These interaction options include e-mail, text chat, Web collaboration and callback requests, and VoIP calls. Such options are critical for effective e-commerce and Web-based customer service.

Broader Range of Functions

Unlike traditional systems that require customers to purchase separate products to attain broader functionality, our products offer a broad, pre-integrated suite of communications features, including telephony, e-mail processing, automatic call distribution, interactive voice response, inbound and outbound fax, conferencing, call recording, call monitoring and Web interaction and event processing. Our products also include facilities that allow supervisors to obtain numerous reports and to view communications statistics in real time. We believe that, collectively, these capabilities allow our customers to improve customer satisfaction and increase internal efficiency.

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

Open Architecture and Greater Compatibility with Leading Technologies

Traditional telecommunications devices are based on a proprietary, closed architecture, which often limits the customer’s ability to change or customize the products. Frequently, even simple changes such as adding a new employee or changing an employee’s location require intervention by the vendor. Our solutions are built around industry-standard hardware and software components such as Intel microprocessors and the Microsoft Windows operating system. Our open architecture allows customers to easily configure our software applications to meet their specific communications needs and to make hardware or software modifications as necessary. For example, if a customer needs more space for voice mail recordings, the customer can simply purchase a larger disk drive on the open market. Our products also interoperate easily with popular information technology products, including:

•       E-mail servers, including Microsoft Exchange Server, IBM Lotus Notes, Novell GroupWise and SunOne Messaging Server;

•       Database systems, including those from Oracle Corporation, Sybase, Inc., Microsoft and International Business Machines Corporation (IBM);

•       Mainframe systems, including those that support 3270 and 5250 terminal emulation;

•       Web servers, including those from Microsoft, America Online, Inc. and Apache Digital Corporation;

•       Network management systems, including Hewlett-Packard Company’s HP OpenView, IBM Tivoli NetView and Computer Associates International, Inc.’s Unicenter TNG;

•       CRM and ERP systems, including those from Microsoft, Siebel Systems, Inc. (Siebel), PeopleSoft, Inc. (Oracle/PeopleSoft), SAP Corporation (SAP), Pivotal Corporation, E.piphany, Inc. and Onyx Software Corporation; and

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

Greater Ability to Customize Communications to Meet Specific Needs

While our software applications can be deployed quickly with minimal configuration, organizations can also customize many aspects of their communications processing using our graphical application generator, Interaction Designer®. This means our applications can serve as a platform upon which organizations can build highly-tailored communications processes for their customers, employees or other users. It also means that our customers need to learn only a single tool in order to customize their dial plans, call distribution rules, IVR menus, Web services, voice mail systems, fax applications and other communications applications.

Products

We have developed a comprehensive line of software applications to serve the communications and interaction needs of our customers. We currently market and license the following products.

Customer Interaction Center® or CIC

CIC is a bundled software communications application suite specifically designed to meet the demanding performance requirements of customer-driven organizations and contact centers. CIC enables organizations to easily combine all types of customer interactions such as phone, fax, e-mail and Web contact. CIC includes the functionality of a PBX, ACD, IVR, fax server, voice mail/unified messaging system and digital recording system, and also includes application screen pop, support for various Web services, supervisory and quality assurance monitoring, contact history tracking and the Interaction Designer graphical application builder. CIC’s comprehensive all-in-one communications architecture eliminates the cost and time associated with multi-vendor integration found in traditional contact center environments and also meets the enterprise telecommunications, IP telephony and messaging needs of small to mid-sized organizations. CIC can be deployed at a single location or implemented as a multi-site communications solution.

Enterprise Interaction Center® or EIC

We are leveraging our recognized technology leadership position for contact center applications to provide mission critical VoIP-based business communications solutions for the entire enterprise with the EIC IP PBX, which provides a complete VoIP solution based on the Microsoft platform and Intel’s NetStructure Host Media Processing Software. Through our Vonexus subsidiary, EIC is specifically targeted at small to medium-sized businesses (SMBs) that utilize Microsoft software and can be acquired through resellers as a complete system including server, gateways and points. Our software applications are an alternative to proprietary phone systems and vendor lock-in and are based on the industry-accepted SIP open protocol to lower costs of devices and VoIP networking. Unlike Cisco, Nortel Networks Corporation (Nortel), Avaya Inc. (Avaya) and other PBX hardware manufacturers, EIC is pre-integrated with Microsoft applications such as the Windows network operating system, Microsoft Exchange and SQL Server. We also plan to offer pre-integration with Microsoft Business Solutions applications, such as Great Plains and Microsoft CRM.

Communité®

Communité is a unified messaging/unified communications solution that connects to an existing PBX switching architecture and replaces legacy voice mail systems. It integrates with corporate e-mail systems such as Microsoft Exchange, Sun iPlanet, and IBM Lotus Notes to place voice mail messages and faxes into each user’s e-mail inbox. Users can access their messages by means of an e-mail client, a Web browser or a touch-tone phone. In addition to these unified messaging capabilities, Communité provides one-number “follow me” features, call recording, and other personal communication management features. Communité also supports the customer’s choice of telephony interface and allows the customer to migrate to VoIP telephony now or in the future. This investment protection is highly important to companies that are replacing outdated voice mail systems, and that will soon be faced with migration to VoIP-based phone systems.

Interaction Recorder®

Interaction Recorder is a complementary product that enhances CIC’s on-demand recording capabilities by providing multimedia recording and recording file management for organizations, such as contact centers that generate large numbers of recordings. Interaction Recorder not only manages phone calls but also e-mails, fax documents and Web chat sessions. Recording rules select which interactions to record. Information related to the recording, such as customer name, account number and transactions selected, is indexed in a database to be used for recording categorization and ad-hoc queries. Interaction Recorder also compresses recordings to reduce storage requirements. Interaction Recorder allows organizations to periodically archive groups of recordings onto CDs, DVDs or other media and provides a user interface from which supervisors and other employees can later search for particular recordings and access them at any time.

Interaction Dialer®

Interaction Dialer is an outbound campaign management solution that also is complementary to CIC. Interaction Dialer provides call list management to define what numbers to automatically dial and to determine how outbound work should be processed. Interaction Dialer additionally calculates exactly how many calls to place and when to make them, and provides answering machine detection and other call analysis techniques to maximize agent talk time. When an outbound call connects to an agent, Interaction Dialer automatically pops a campaign script displaying customer information to lead the agent through the call. Outbound calls can also be “blended” with inbound calls to further maximize agent productivity. Alternatively, calls can be automatically processed (such as to leave a voice message, send a fax document, etc.) without involving agents.

Interaction Director®

Interaction Director provides intelligent call routing across sites for multi-site contact centers. Interaction Director collects near real-time information from connected CIC systems, including current expected hold times at each site, queue lengths, number of agents available and specific skills available. It then distributes incoming calls based on this information and configured routing rules, which are usually based on specifically defined service level goals. Interaction Director supports carrier-based pre-call routing via certified interfaces to AT&T Corporation, MCI Communications Corp. and Sprint Corporation, and also supports post-call routing between locations using CIC.

e-FAQ®

e-FAQ is an e-mail and Web self-service solution that allows organizations to quickly and easily make use of knowledge and content in the form of “Frequently Asked Questions” (FAQs). e-FAQ is used to turn static FAQ documents into interactive, searchable FAQs. The software application uses advanced artificial intelligence and linguistic techniques to examine inquiries, look for matches in a database of frequently asked questions, and automatically respond if an appropriate match is found. e-FAQ also allows the user to add knowledge by simply entering common questions and related answers via a Web browser interface. e-FAQ seamlessly integrates to CIC, EIC and Communité to allow agents and business users to directly access frequently asked questions and answers while on the phone or responding to an e-mail or Web interaction, thus improving productivity and the consistency of responses. The e-FAQ application can also be implemented as a standalone solution for knowledge and e-mail management.

Vocalité®

Vocalité is a standalone, speech-enabled IVR software application that leverages the Interaction Center Platform’s event-processing and IVR capabilities. Organizations can use Vocalité to create and maintain a variety of automated self-service applications for uses such as bank by phone, pharmacy prescription refills and so on. Callers can use the buttons on a touch-tone phone or spoken responses to navigate IVR menus and perform phone-driven transactions. Businesses can use Vocalité’s IVR applications to also access databases, mainframes, e-mail systems, online corporate directories, Web services and other information sources. A graphical application generator built into Vocalité allows developers to quickly create and modify IVR applications, which are deployed without taking the Vocalité server out of production. Vocalité can run on multiple servers for scalability and fault tolerance.

Interaction SIP Proxy

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

Customer Support and Services

We recognize the importance of offering quality service and support to our resellers, partners, and customers. Our resellers and other partners provide certain valuable initial support and services to our customers. We provide a wide range of services and support to all of these groups, including support services, education services, global professional services and partner success services. These services are described in more detail in the following sections.

Support Services

Our Support Services staff offers global technical support for our resellers and customers 24 hours a day, seven days a week via phone, fax, e-mail and our Web site. Our engineers are located at our headquarters in Indianapolis, and in the United Kingdom, the Netherlands, Australia, Malaysia, Japan and Korea. We utilize our CIC product, leveraged with technologies such as knowledge base, CRM and the Web, to maximize the effectiveness of our support services and to offer superior services. Our Support Services staff is divided into regions that align with our sales teams. Interactions are routed to the region based on the customer location. This enables our staff to know their customers better which facilitates a higher level of support. Our engineers are also specialists. They focus their efforts on very specific areas of our offerings, allowing them to develop a deeper knowledge set. Routing interactions to the region and the engineer with the appropriate specialization allows us to provide more efficient and effective support to all of our customers.

We have a group within Support Services called Customer Loyalty. They assist in providing our customers proactive communication that is often not found with technical organizations. Customer Loyalty is responsible for coordination when potential issues are recognized. These issues can be associated with the customer’s use of the product or processes within our internal structure. Customer Loyalty personnel also follow up on the root cause of the problem to improve our business practices and our software applications.

Educational Services

Educational Services provides technical certification and advanced instruction via on-site courses, classroom presentations, and Web-based training. Education Services develops and maintains course curriculum for formal certification programs such as sales, product installation and troubleshooting, system administration and custom design. Web-based courses offer enhanced topics such as reporting, system administration, and computer-based user training. Resellers are required to maintain certifications to sell and support our products. Our classes are also offered to all customers to enable more effective use of the applications they purchased.

Global Professional Services

Global Professional Services offers project management, implementation services and pre-defined add-on packages. This group handles strategic accounts and augments reseller expertise on advanced offerings such as predictive dialing, speech recognition and third-party CRM integrations. A series of packaged customer solutions are available from this group, such as integration to SAP, Siebel, and Microsoft MS-CRM. These solutions allow partners to quickly install sophisticated applications for customers.

Partner Success Services

Our Partners Success Services team works with our new partners, and their primary goal is to enable the partner to be successful. In conjunction with our channel sales managers, this team instructs the partner as to how the partner can more effectively build success with our products. The team assists with registering the right people for our certification curriculum and reviews the internal processes of our company.

Business Strategy

We plan to leverage our leadership in the contact center marketplace with interaction management software in order to expand into the mainstream enterprise. Our strategy for achieving this mission is five-fold as described here.

Continue our Leading Technology Position

We have significant expertise in contact center, telecommunications, software, and Internet technologies, and use this expertise to improve our product line with product functionality, maintainability, and scalability to differentiate our offerings in the markets we serve. We also continue to improve and add to our VoIP offerings by leveraging the SIP protocol. This combination of industry experience and technological enhancement allows us to offer a single, open software solution for a wide variety of business communications needs such as IP-based contact centers and IP PBX for enterprises. For large-scale contact centers and teleservices providers, our applications provide simplified system administration through a single interface for a variety of add-on modules, such as recording management, predictive dialing, and multi-site call routing. We also are continually improving our technology to address the requirements of large-scale customers for voice mail replacement and unified communications.

Whole Product Solutions

For all markets served, our strategy is to appeal to a broader audience of customers and partners by providing whole solutions for each product. This strategy was a primary factor in forming our Vonexus subsidiary and positioning the Enterprise Interaction Center IP PBX offering as a whole product model complete with a SIP proxy, gateways and IP phones in addition to its pre-integrated applications. For partners and customers alike, this approach means simplified configuration and pricing, easier ordering, easier access to pre-packaged hardware and software and easy to understand support options. Moreover, this approach makes our solutions easier to license and support for our partners by specifying pre-determined server sizes, telephony resource boards, and third-party devices such as SIP-compliant gateways and end points. We believe this strategy also will lead to enhanced competitiveness against proprietary hardware-oriented companies.

Leverage Industry-Specific Solutions to Build Market Share

We have customers in many industry groups including the credit union industry, the banking and financial services industry, and the healthcare industry, among others. Our strategy is to utilize the knowledge we have gained in these and other significant industry segments, and leverage the relationships we have built with our customers and partners in these areas to build industry-specific market share. Partners with explicit industry expertise may create solutions they have developed and license them throughout our entire partner channel. Industry solutions for enterprise virtual office applications include offerings for government agencies, credit unions, banks, and healthcare providers.

Continue to Build and Improve our Global Partner Network

We are soundly aligned with strategic marketing and technology partners, distribution and reseller partners, and original equipment manufacturer partners. Strategic marketing and technology partners (Aculab USA Inc., Intel, Loquendo, Microsoft, Nuance Communications, Inc., Polycom, Inc. (Polycom) and Scansoft) help us gain advantage through differentiated product offerings. For instance, we introduced the first SIP-based IP PBX based on Intel’s Host Media Processing software in 2003, while tight integration to Microsoft products differentiates our contact center and enterprise offerings, and the Polycom relationship offers our customers their choice of quality VoIP station devices.

We have several principal partner types depending on the services they offer our customers and/or partners. The levels of partners are as follows:

•       Elite Partners

•       Solutions Enablement Partners

•       Premier Partners

•       Marketing Alliance Partners

Elite Partners are full service partners that sell directly to the customers and provide support and services. Solutions Enablement Partners provide support and services to Marketing Alliance and Premier Partners. Premier Partners primarily focus on identifying and actively selling our company and our solutions. They are assigned to a Solutions Enablement Partner for support and services. Marketing Alliance Partners provide leads to their assigned partner. They generally have products that compliment our solutions. Our Vonexus subsidiary also has formed its own dedicated partner program, which mirrors the Interactive Intelligence partner program framework, and continues to aggressively build the Vonexus partner channel worldwide.

Leverage the ISO 9001:2000 Standard to Build Market Share

Many of our current customers and prospective customers require external vendors to be ISO certified. In 2004, the management teams at Interactive Intelligence and Vonexus set a goal to become registered to the ISO 9001:2000 standard, both to meet our customers’ vendor ISO requirements and to improve internal quality processes at our Interactive Intelligence/Vonexus World Headquarters office in Indianapolis, Indiana. After nearly nine months of Quality Management System (QMS) development, our Indianapolis location was successfully registered in December 2004 to the ISO 9001:2000 management standard.

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

Research and development expenses were $12.9 million, $13.4 million and $15.1 million in 2004, 2003 and 2002, respectively. The group is managed in technical teams with formal processes for enhancements, release management, technical reviews and quality assurance.

Global Distribution and Sales

In both the Interactive Intelligence and Vonexus Partner Programs, master distributors attract and support Elite Partners at the Premier Partner and Marketing Alliance Partner levels. Master distributors typically offer value-added services to partners to augment their services organizations. We currently partner with master distributors in the U.S., Latin America, the United Kingdom, the Middle East, sub-Saharan Africa and South Korea.

Partners sign directly with us or through the master distribution program. For Interactive Intelligence and Vonexus, we maintain a combined channel network of more than 160 partners globally with a presence in over 50 countries. Thanks to these partnerships, we are unique in the industry by supporting a prestigious partner program and distribution channel anchored by “converged” partners who understand voice and data networking. We continue to expand this partner network to cover new geographic and product markets.

In the Americas, we sell and distribute mainly through partners; however in the U.S. and Canada we do have some direct sales primarily in areas lacking adequate partner relationships. We utilize our regional sales representatives as well as an inside sales force to generate potential opportunities in this market. Customers that directly licensed our software applications in 2004 included AIG, Amway, Caesars Entertainment, Ceridian Payroll Services, Eli Lilly, Infocision, Kohl’s and University of Miami.

In Europe, the Middle East and Africa (EMEA) we sell and distribute through a joint strategy between master distributors and partners across the region. Master distribution is utilized in the United Kingdom the Middle East and sub-Saharan Africa. Partners are utilized in Austria, the Benelux countries, the Czech Republic, Denmark, Finland, France, Germany, Italy, Norway, Poland, Serbia, South Africa, Spain, Sweden, Switzerland, Turkey and the United Kingdom. Our EMEA corporate headquarters is located near London, England.

Our Asia/Pacific (APAC) region also utilizes a joint strategy of master distributors and partners. Master distribution is used in South Korea, while partners sell in Australia, China, India, Indonesia, Japan, Malaysia, New Zealand, the Philippines, Singapore, Taiwan, Thailand and Vietnam. Our APAC corporate headquarters is located in Kuala Lumpur, Malaysia.

Marketing

We have a formal marketing group that is organized by three departments: Market Communications, Corporate Marketing, and Product Marketing. Members of our marketing staff are located in the United States, Malaysia, and the United Kingdom, and support Interactive Intelligence as well as Vonexus.

Market Communications manages media and industry analyst relations. In order to increase our market awareness, we instituted an annual industry analyst and consultant summit that in 2004 included attendance by Datamonitor, META Group, Yankee Group and many other top-tier firms.

Corporate Marketing handles all brand awareness and lead-generation activities including trade shows, seminars, and Web-based marketing programs. This group leverages local and regional seminars with strategic partners such as Intel, Microsoft and Polycom to generate qualified leads for partners as well as direct sales representatives. Corporate Marketing additionally organizes the annual Interactive Intelligence/Vonexus User Forum customer conference and Global Partner Conference.

Product Marketing focuses on packaging products to meet market and competitive requirements, and works with our development groups along with hardware and software vendors to ensure that a complete solution is presented to the customer.

Customers

As of December 31, 2004, we had licensed our products to more than 1,300 active customers in North America, Europe, the Asia/Pacific region, Central and South America, and South Africa, including:

Financial Institutions

First Internet Bank of Indiana
AIG
BankBoston
BMW Financial Services
Irwin Mortgage
Motorola Employee Credit Union
State Bank of India
Shinsei Bank
Student Loan Consolidation
Waterfield Mortgage

Education

Brown University
Capella University
Harvard University
Indiana University
Navy College Center
Ohio State University
University of Alabama
University of Miami
University of Michigan
University of North Carolina
University of Texas

Healthcare

Abbott Laboratories
Clarian Health
Community Health

Eli Lilly
Excellus Health Plan
Hospital for Sick Children
Ohio Health
Ross Products
St. Vincent Hospital

Retail

1-800-Contacts
1-800-Pet-Meds
Abercrombie & Fitch Co.
Dollar Tree Stores
The Finish Line
Kohl’s Corporation
Trader Joe’s
Walgreen’s
IKEA

Technology Companies

Lockheed Martin
Made2Manage
OSI Software
PeopleSoft, Inc.

Government

New York Police Department
Oklahoma Employment Security
Penn. State Employee Credit Union
State of Alabama
State of California
U.S. Department of Commerce
U.S. Patent and Trademark Office
U.S. Postal Service
State of Indiana
State of Kentucky

Business Services

British Petroleum NA, Inc.
Caesars Entertainment
Century 21 Sheetz Realty
Ceridian Payroll Services
Cox Ohio Publishing
Direct Star TV
National Pen
Prudential Life
Robert Half International
Robert Orr Sysco Food Services
Sabre
World Healing Center Church

No customer or reseller accounted for 10% or more of our revenues in 2004, 2003 or 2002.

Competition

The market for our software applications is highly competitive. Our competition varies depending on the different market segments in which we license our software applications. Our main competitors in the contact center market are Aspect Communications Corporation, Avaya, Cisco, Concerto Software, Inc. and Nortel. Significant enterprise IP telephony competitors include 3Com Communications, Inc., Alcatel, Avaya, Cisco, Nortel and Siemens AG. In the unified communications market we compete mainly with Avaya, Cisco and Nortel. IVR competitors primarily are Avaya, Edify Corporation, Intervoice, Inc. and Nortel. We also compete with other recent entrants in each marketplace.

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

We currently hold eight patents and have filed other patent applications relating to technology embodied in our software products. We hold 17 U.S. trademark registrations and 32 foreign trademark registrations and have numerous other trademark applications pending worldwide, as well as having common law rights in other trademarks and service marks.

Employees

As of February 28, 2005, we had 340 employees worldwide, including 102 in research and development, 86 in client services, 107 in sales and marketing and 45 in administration. Our future performance depends in significant part upon the continued service of our key sales, marketing, technical and senior management personnel and our continuing ability to attract and retain highly qualified personnel. Competition for these personnel is intense and we cannot assure you that we will be successful in attracting or retaining these personnel in the future.

We believe that we have a corporate culture that attracts highly qualified and motivated employees. We emphasize teamwork, flexible work arrangements, local decision-making and open communications. Every employee has been granted stock options. None of our employees is represented by a labor union. We have not experienced any work stoppages. In previous years, we have had certain Company-initiated workforce reductions (See Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K). We consider our relations with our current employees to be good.

Item 2.                        Properties

We moved our corporate headquarters to a new 120,000 square foot office building in Indianapolis, Indiana in April 2003. We lease the building and as of December 31, 2004, the lease required payments of $31.6 million over the remaining term of the lease, which expires on March 31, 2018. Effective March 1, 2005, we sub-leased 8,980 square feet of our headquarters building. The sublease payments will equal $434,000 over the term of the sublease, which expires on February 28, 2008, with an option by the tenant to extend for an additional two years and to expand by up to 3,000 square feet.

We also lease space for our various sales, services and development offices located throughout the United States and in many of the international markets that we serve. All of these leases are short-term leases.

We believe that all of our facilities, including our corporate headquarters, are adequate and well suited to our business. Including the sublease discussed above, we feel that we still have adequate space for growth in the future.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources for further discussion.

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

In 2002, we received a letter from a consulting firm that had been retained by a telecommunication technology provider to develop and implement a licensing program based on the technology provider’s patents. The consulting firm believed that we had infringed on the technology provider’s propriety rights and therefore felt that a licensing agreement between us and the technology provider was appropriate. We believe that we did not infringe on the technology provider’s proprietary rights; however, because of the cost of defending such a matter in court, we did, on January 14, 2005, enter into a non-exclusive license agreement with the telecommunication technology provider to use certain of its fax-related patents. Pursuant to this agreement, we have paid initial fees of $300,000. We recorded an accrual as of September 30, 2004 and adjusted the accrual in the fourth quarter based on the final executed agreement. We determined that it is probable during 2005 that an additional payment of $250,000 will become due and, therefore, we recorded an accrual for this additional amount as of December 31, 2004. We may also pay up to an additional $475,000 in license fees if certain specified criteria are met. This agreement resolves the reported contingency with the telecommunication technology provider.

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

On September 30, 2003, Recursion Software, Inc. filed suit in Dallas County Court in Dallas, Texas against us alleging breach of contract and money due under claims of quantum meruit, unjust enrichment and infringement. Recursion claims that we incorporated Recursion software into one of our products in breach of the underlying license. On November 6, 2003, we had the case removed to Federal District Court in Dallas, Texas and on January 28, 2004, Recursion asserted a copyright infringement claim against us, which was expanded in scope on September 10, 2004. No dollar amount has been stated in the action. We believe that we have strong defenses to the claims and intend to vigorously defend against the action. We believe that this matter can be resolved without a material adverse effect on our business, financial condition or results of operations, however we cannot provide assurance as to the outcome.

In November 2002, we received a notification from the French government as a result of a tax audit that had been conducted encompassing the years 1998, 1999, 2000 and 2001. These assessments claim various taxes are owed related to Value Added Tax (“VAT”) and corporation taxes in addition to what has previously been paid and accrued. As of December 31, 2004, the assessment related to VAT was approximately $3.1 million and the assessment related to corporation taxes was approximately $405,000.

Our tax counsel has assessed the possibility of us paying the assessment related to VAT as remote and the assessment related to corporation taxes as reasonably possible. We have not accrued for these amounts. We are appealing the assessments, but cannot assure you that these matters will be resolved without litigation or that we will not have to pay some or all of the assessments.

From time to time, we are also involved in certain intellectual property claims and legal proceedings in the ordinary course of conducting our business. While the ultimate liability pursuant to these actions cannot currently be determined, we believe these legal proceedings will not have a material adverse effect on our financial position or results of operations. Litigation in general, and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict.

Item 4.                        Submission of Matters to a Vote of Security Holders.

None.

PART II.

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock began trading on The NASDAQ Stock Market® under the symbol ININ on September 23, 1999. Prior to that date, there was no public market for the common stock. The following table sets forth, for the fiscal quarters indicated, the high and low sales prices of our common stock as reported by The NASDAQ Stock Market.

	High	Low
2003
First quarter	$3.80	$2.53
Second quarter	4.03	2.88
Third quarter	3.70	2.74
Fourth quarter	6.70	2.67
2004
First quarter	$6.65	$4.91
Second quarter	6.25	5.01
Third quarter	6.03	3.07
Fourth quarter	4.94	3.10

As of March 15, 2005, we had 148 shareholders of record of our common stock. In addition, we believe we had approximately 4,200 beneficial owners, whose shares of common stock are held in the names of brokers, dealers and clearing agencies.

We have never paid cash dividends on our capital stock and do not expect to pay cash dividends in the foreseeable future.

The information required by this Item concerning securities authorized for issuance under our equity compensation plans is set forth in or incorporated by reference into Part III, Item 12 of this report.

We did not repurchase any of our equity securities during the fourth quarter of 2004.

Item 6.                        Selected Financial Data.

The following selected consolidated financial data is qualified in its entirety by, and should be read in conjunction with, our Consolidated Financial Statements and the Notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-K.

Consolidated Statement of Operations Data:

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Revenues:
Software	$27,854	$26,323	$28,323	$31,321	$16,784
Services	27,265	25,189	19,483	16,625	10,475
Total revenues	55,119	51,512	47,806	47,946	27,259
Cost of revenues:
Software	2,064	1,190	986	959	540
Services	11,091	12,451	12,123	13,430	10,118
Total cost of revenues	13,155	13,641	13,109	14,389	10,658
Gross profit	41,964	37,871	34,697	33,557	16,601
Operating expenses:
Sales and marketing	20,637	20,782	21,022	21,987	16,596
Research and development	12,858	13,443	15,142	15,616	10,835
General and administrative	7,315	6,027	5,606	6,786	5,158
Restructuring and other charges	101	3,440	774	1,056	—
Total operating expenses	40,911	43,692	42,544	45,445	32,589
Operating income (loss)	1,053	(5,821)	(7,847)	(11,888)	(15,988)
Interest income, net	125	163	412	1,169	1,108
Income (loss) before income taxes	1,178	(5,658)	(7,435)	(10,719)	(14,880)
Income taxes	138	211	230	271	180
Net income (loss)	$1,040	$(5,869)	$(7,665)	$(10,990)	$(15,060)
Net income (loss) per share:
Basic	$0.07	$(0.38)	$(0.50)	$(0.73)	$(1.06)
Diluted	$0.06	$(0.38)	$(0.50)	$(0.73)	$(1.06)
Shares used to compute net income (loss) per share:
Basic	15,857	15,627	15,423	15,058	14,171
Diluted	16,605	15,627	15,423	15,058	14,171

Consolidated Balance Sheet Data:

	December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Cash, cash equivalents and short-term investments	$14,603	$15,469	$15,244	$22,084	$13,721
Working capital	347	(2,667)	352	5,155	50
Total assets	32,498	33,259	35,166	43,508	34,453
Total shareholders’ equity	5,036	3,791	8,984	15,817	10,358

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

Certain statements in this Form 10-K contain “forward-looking” information (as defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended) that involves risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can often be identified by their use of such verbs as “expects,” “anticipates,” and “believes” or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, the “Factors that may affect our future operating results” described herein.

Overview

We are a leading provider of software applications for contact centers and plan to leverage that leadership position to provide mission critical VoIP applications to enterprises. Our customers are in a wide variety of fields including financial institutions, government, healthcare and retail, among others. We are a global software provider with presence in North America, EMEA and APAC.

Financial Highlights

In the initial years after we began licensing our software applications, our revenue growth was substantial. In 2002, we experienced the impact of a decrease in worldwide spending on technology, and as a result our revenue decreased from amounts reported in 2001. We believe that during the economic downturn and resulting decrease in technology spending, it became harder to market our products to new customers. Companies delayed changes to their systems and continued to use technology that they had in place. In 2003 and 2004 total revenues began to grow, however the 2003 revenue growth and part of the 2004 revenue growth is due to growth in our services revenues mainly due to our growing customer base renewing their maintenance licenses. In addition, in 2004 we began offering perpetual licenses to our new customers, which can accelerate the recognition of revenues when compared to how revenues would have been recognized under annually renewable licenses. The information below shows our total revenues and percentage growth for the past five years (revenues in millions).

Year	Revenues	% Growth
2004	$ 55.1	7%
2003	51.5	8
2002	47.8	0
2001	47.9	76
2000	27.3	43

Our cost of revenues decreased in 2004. That coupled with the increase in revenues resulted in an 11% increase in our gross profit in 2004. Operating expenses also decreased in 2004, principally as a result of decreased depreciation and restructuring expenses, offset partially by increased general and administrative costs related to staffing and international financial and tax services. The 2004 increase in revenues and overall decrease in expenses resulted in four consecutive quarters of net income and our first profitable year.

In 2005, we expect both revenues and expenses to increase. We believe that as more companies begin budgeting and spending money on telecommunication technology, our revenues will increase. In addition,

as VoIP technology continues to gain acceptance, the revenues of our wholly-owned subsidiary, Vonexus, are expected to increase. As discussed in Note 1 of Notes to Consolidated Financial Statements, FASB Statement No. 123R will have a significant impact on our expenses in 2005. We estimate that this expense will be approximately $750,000 in each of the third and fourth quarters of 2005. In addition, the added expenses of Vonexus, particularly if Vonexus revenues do not increase, could result in a financial cost that would adversely affect operating income in 2005.

We had $14.6 million of cash and short-term investments as of December 31, 2004. We had borrowings from a line of credit as of December 31, 2004 of $3.0 million, but have since repaid the line in full. We believe that as our revenues grow and our expenses remain controlled, we will increase our liquidity and position ourselves for growth in the future. If revenues remain stagnant or decrease, our liquidity position may weaken, which would result in the need to raise capital.

Critical Accounting Policies and Estimates

We believe there are three accounting policies that are important to understanding our historical and future performance, as these policies affect the reported amounts of revenues and are the more significant areas involving management’s judgments and estimates. These critical accounting policies and estimates relate to revenue recognition, the allowance for doubtful accounts receivable and research and development. These policies, and our procedures related to these policies, are described below. Refer to Note 1 of Notes to Consolidated Financial Statements for a further discussion of our accounting policies.

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

For a perpetual software license agreement, upon meeting the revenue recognition criteria above, we immediately recognize as software revenues the amount of initial license fees if sufficient vendor specific objective evidence exists to support allocating a portion of the total fee to the undelivered elements of the arrangement. If sufficient vendor specific objective evidence of the fair value of the undelivered elements does not exist, we recognize the initial license fee as software revenues ratably over the initial term of the maintenance agreement, which is generally 12 months but at times may be more than 12 months because maintenance begins when the licenses are downloaded which is typically within six months of the contract date.

Services revenues

Services revenues are recognized for annually renewable software license agreements and perpetual software license agreements. For annually renewable software license agreements, the allocation of the initial order between software revenues and services revenues is based on the actual renewal fee. After the initial license period, our customers may renew their license agreement for an additional period, typically 12 months, by paying a renewal fee. Under perpetual software license agreements, we recognize annual maintenance fees as services revenues ratably over the post-contract maintenance period, which is typically 12 months.

We also generate revenues from other services that we provide to our resellers and customers. These additional revenues include fees for educational services and professional services. Revenues from educational services, which consist of training courses for resellers and customers, and professional services, which include implementing and customizing our products for a customer, are recognized as the related services are performed.

Allowance for Doubtful Accounts Receivable

We adjust our allowance for doubtful accounts for each reporting period based on a detailed analysis of our accounts receivable by invoice type at the end of that period. In estimating the allowance for doubtful accounts, we primarily consider the age of the reseller’s or customer’s receivable and also consider the creditworthiness of the reseller or customer, the economic conditions of the customer’s industry, and general economic conditions, among other factors. If payment is not made timely, we contact the customer or reseller to try to obtain payment. If this is not successful, we institute other collection practices such as generating collection letters, involving our sales representatives and ultimately terminating the customer’s or reseller’s access to future upgrades, licenses and customer support. Once all collection efforts are exhausted, the receivable is written off against the allowance for doubtful accounts.

Research and Development

Through December 31, 2004, all research and development expenditures have been expensed as incurred. Based on our product development process and technological feasibility, the date at which capitalization of development costs may begin is established upon completion of a working model. Costs incurred between completion of the working model and the point at which the product is ready for general release have been insignificant.

Historical Results of Operations

The following table sets forth, for the periods indicated, our consolidated financial information expressed as a percentage of total revenues:

	Year Ended December 31,
	2004	2003	2002
Revenues:
Software	51%	51%	59%
Services	49	49	41
Total revenues	100	100	100
Cost of revenues:
Software	4	2	2
Services	20	24	25
Total cost of revenues	24	26	27
Gross profit	76	74	73
Operating expenses:
Sales and marketing	37	40	44
Research and development	24	26	32
General and administrative	13	12	12
Restructuring and other charges	—	7	1
Total operating expenses	74	85	89
Operating income (loss)	2	(11)	(16)
Interest income, net	—	—	—
Income (loss) before income taxes	2	(11)	(16)
Income taxes	—	—	—
Net income (loss)	2%	(11)%	(16)%

Comparison of Years Ended December 31, 2004, 2003 and 2002

Revenues

Software Revenues

	Year Ended December 31,
	2004	2003	2002
	($ in thousands)
Software revenues	$ 27,854	$ 26,323	$ 28,323
Change from prior year	6%	(7)%	(10)%
Percentage of total revenue	51%	51%	59%

Software revenues increased in 2004 compared to 2003 primarily due to an increase in the number of contracts in 2004 compared to 2003. Additionally, this increase was a result of the fact that we began offering perpetual licenses to our new customers in 2004. Perpetual licenses may accelerate the revenues recognized compared to how revenues would have been recognized under annually renewable licenses. Our percentage of software revenues to total revenues remained constant.

We believe that the decrease in software revenues in 2003 and 2002 was primarily due to a tightening of technology spending by companies due to the global economic downturn and a resulting decrease in the dollar amount of contracts. Software revenues decreased as a percent of total revenues in 2003 and 2002 primarily due to the reduced software licensing by companies in general coupled with the growing customer base renewing licenses.

We believe that the percentage of customers utilizing perpetual licenses will continue to increase as our new customer base continues to grow.

Services revenues

	Year Ended December 31,
	2004	2003	2002
	($ in thousands)
Services revenues	$ 27,265	$ 25,189	$ 19,483
Change from prior year	8%	29%	17%
Percentage of total revenue	49%	49%	41%

The increase in services revenues was due to increases in our growing installed base of customers and related payments of annual license renewal fees and ongoing maintenance fees from perpetual licenses. As we sign and install new customers, our services revenues should grow as existing customers continue to renew licenses and pay for maintenance on our software applications. Professional and Education services, which are included in services revenues, were $4.4 million, $5.3 million and $3.3 million for 2004, 2003 and 2002, respectively. These revenues will fluctuate based on the number of customers and resellers that attend our educational classes and amount of assistance our customers and resellers contract for implementation and customization. The percent of services revenues to total revenues in 2003 grew due to the declining software revenues in 2003 coupled with the increasing services revenues.

Cost of Revenues

	Year Ended December 31,
	2004	2003	2002
	($ in thousands)
Cost of revenues:
Software	$ 2,064	$ 1,190	$ 986
Services	11,091	12,451	12,123
Total cost of revenues	$ 13,155	$ 13,641	$ 13,109
Change from prior year	(4)%	4%	(9)%
Software costs as a % of software revenue	7%	5%	3%
Services costs as a % of services revenue	41%	49%	62%

Costs of software consist primarily of product and software royalties paid to third parties for the use of their technologies in our products and, to a lesser extent, software packaging costs, which include product media, duplication and documentation. Cost of software can fluctuate depending on which software applications are licensed to our customers, and the third party technology, if any, which is licensed. The increase in software costs in 2004 related partially to an increase in the software royalties that we paid to third parties because our agreements with them provided for an increase in licensing  fees of those specific solutions in 2004. In addition, royalty expense increased in the third and fourth quarters of 2004 related to a non-exclusive license agreement we entered into with a telecommunications technology provider (see Note 12 of Notes to Consolidated Financial Statements).

The increase in the software costs and software costs as a percent of related software revenue in 2003 was due to increased royalties for third party software. We expect that costs of software will increase in 2005 because of an expected increase in royalty expense related to increasing software revenues, which will be partially offset by lower royalty expense related to the non-exclusive license agreement that was recorded in 2004 (see Note 12 of Notes to Consolidated Financial Statements). This projected increase in software revenues will depend on the global economy as well as our ability to effectively market our products.

Costs of software decreased in 2002 because of our 2002 restructuring plan that reduced ongoing expenses and increased operating efficiencies. In addition, software revenues decreased in 2002 which resulted in a decrease in revenue-related expenses.

Costs of services consist primarily of compensation expenses for technical support, education and professional services personnel and other costs associated with supporting our resellers and customers. The decrease in costs of services in 2004 was mainly related to a reduction in depreciation and a decrease in outsourced services that we had incurred in the prior year. The decrease in costs of services as a percent of related services revenue for 2004, 2003 and 2002 was a result of our focus on cost control and increases in the related services revenue. We expect that costs of services will increase slightly in 2005 due to additional staffing costs and stock option expense.

Gross Profit

	Year Ended December 31,
	2004	2003	2002
	($ in thousands)
Gross profit	$41,964	$37,871	$34,697
Change from prior year	11%	9%	3%
Percentage of total revenue	76%	74%	73%

Our gross profit has steadily increased over the last three years. This was a result of increased total revenues and improved margins on services. We expect our gross profit to continue to increase in 2005.

Operating Expenses

Sales and Marketing

	Year Ended December 31,
	2004	2003	2002
	($ in thousands)
Sales and marketing expenses	$20,637	$20,782	$21,022
Change from prior year	(1)%	(1)%	(4)%
Percentage of total revenue	37%	40%	44%
Percentage of software revenue	74%	79%	74%

Sales and marketing expenses are comprised primarily of compensation expenses and travel, entertainment and other related expenses and have slightly decreased over the last three years. Although sales and marketing expenses decreased in 2004, they increased during the quarters throughout the year. This was a result of the formation in July of 2004 of Vonexus, a wholly-owned subsidiary focused on our Microsoft-based IP PBX solution. We expect sales and marketing costs to increase in 2005 related to Vonexus activities and stock option expense.

Research and Development

	Year Ended December 31,
	2004	2003	2002
	($ in thousands)
Research and development expenses	$12,858	$13,443	$15,142
Change from prior year	(4)%	(11)%	(3)%
Percentage of total revenue	24%	26%	32%

Research and development expenses are comprised primarily of compensation expenses and depreciation. The decrease in research and development costs in 2004 was mainly the result of lower depreciation. The decrease in research and development costs in 2003 and 2002 was the result of staffing reductions we initiated in 2002 and 2003. A significant portion of this initiative was accomplished through restructuring efforts in the United States and internationally (see Note 13 of Notes to Consolidated Financial Statements), which resulted in reduced compensation expenses in 2003 and 2002.

We expect that in 2005 research and development expenses will increase due to hiring additional personnel and stock option related expense, partially offset by a decrease in depreciation as a portion of the Company’s fixed assets becomes fully depreciated.

General and Administrative

	Year Ended December 31,
	2004	2003	2002
	($ in thousands)
General and administrative expenses	$7,315	$6,027	$5,606
Change from prior year	21%	8%	(17)%
Percentage of total revenue	13%	12%	12%

General and administrative expenses are comprised of compensation expense and non-allocable expenses including bad debt, legal and other professional service fees. General and administrative expenses increased in 2004 due to several factors, including an increase in compensation expenses due to the addition of staff and an increase in professional services related to financial and tax services in our foreign operations. These expenses were partially offset by a decrease in corporate insurance. General and administrative expenses increased in 2003 due to several items, including the hiring of a general counsel, increased directors and officers’ insurance premiums and increased property taxes. General and administrative expenses decreased in 2002 due to a decrease in staffing and other compensation expenses.

We expect general and administrative expenses to increase in 2005 due to anticipated increases in compensation expenses, stock option expense and professional services.

Restructuring and Other Charges

	Year Ended December 31,
	2004	2003	2002
	($ in thousands)
Restructuring and other charges	$101	$3,440	$774
Change from prior year	(97)%	344%	(27)%
Percentage of total revenue	0%	7%	2%

Restructuring and other charges have fluctuated over the last three years. The expenses in 2003 and 2002 related primarily to staff reductions, both in the United States and internationally. In addition, in 2003 the Company moved its corporate headquarters to a new location in Indianapolis, Indiana, which resulted in a charge of approximately $1.7 million (see Note 13 of Notes to Consolidated Financial Statements). The expense in 2004 consisted of legal expense that we incurred in 2004 related to the international staff reductions in 2003. We may incur additional expenses related to the restructuring of international operations in 2005; however, we do not expect the amount to be significant. Although we do not currently believe that we will need to further reduce staff, the state of the economy and resulting technology spending by businesses, among other factors, could result in further reductions.

Interest Income, Net

The majority of interest income, net is made up of interest earned from investments. Interest expense, which is not material for any years reported, is also included in interest income, net. We have experienced decreased interest earnings during the past three years as shown below.

	Year Ended December 31,
	2004	2003	2002
	($ in thousands)
Cash, cash equivalents and short-term investments (average)	$15,036	$15,377	$18,664
Interest income	144	179	422
Return on investment	1.0%	1.2%	2.3%

Interest income decreased slightly in 2004 due to a lower overall cash balance (net of the borrowings on the line of credit) and continued low interest rates. The decrease in interest income in 2003 was due partially to a decrease in interest rates and partially to the mix of investments. In 2002, short-term investments were a greater proportion of the total, while in 2003, more cash was held in cash and cash equivalents accounts and in 2004 all cash was held in cash and cash equivalent accounts. Cash and cash equivalents earn a lower rate of return than short-term investments. We opted to invest in this more liquid mix of investments in 2004 and 2003 in order to ensure the availability of our cash. We believe that interest income, net will remain low in 2005 principally due to low interest rates.

Liquidity and Capital Resources

In 1999 we raised cash through an initial public offering that provided net proceeds of $34.9 million. In 2001 we received an equity investment that yielded $15 million in cash. In addition, we generate cash from the collections we receive related to licensing our application software and to annual license renewals, maintenance and other services revenues. We also obtained a $3 million line of credit, which was fully utilized as of December 31, 2004 and which was fully repaid in January 2005. We use cash primarily for paying our employees (including salaries, commissions and benefits), leasing office space, reimbursing travel expenses, paying insurance premiums, marketing activities and paying vendors for other services rendered and supplies purchased. In addition, we purchase property and equipment, including furnishing our new worldwide headquarters in 2003 and for technology purchases.

We determine liquidity by combining cash and cash equivalents and short-term investments net of our line of credit borrowings as shown in the table below. Although our total liquidity position decreased in 2004, we believe that it, combined with our anticipated cash flows from operations in 2005, will be sufficient to satisfy our cash needs over the next 12 months. If cash flows from operations are less than anticipated or we have additional cash needs (such as an unfavorable outcome in legal proceedings), our liquidity may not be sufficient to cover our needs. In this case, we may be forced to raise additional capital, either through the capital markets or debt financings. We may not be able to receive favorable terms in raising this capital.

	December 31,
	2004	2003
	(in thousands)
Cash and cash equivalents	$14,603	$12,461
Short-term investments	—	3,008
Line of credit	(3,000)	(2,800)
Total liquidity	$11,603	$12,669

Our operating activities resulted in a net cash outflow of $297,000 and $4.3 million in 2004 and 2002, respectively, and a net cash inflow of $75,000 for 2003. The net outflows and inflow of cash were the result of net income or losses offset by non-cash items such as depreciation and changes in deferred revenues. Depreciation was $3.0 million, $4.4 million and $5.2 million in 2004, 2003 and 2002, respectively. Total deferred revenue decreased by $3.4 million, $1.2 million and $793,000 in 2004, 2003 and 2002, respectively. In addition, restructuring expenses were accrued through accounts payable and accrued liabilities, which resulted in fluctuations in cash flow mainly in 2003 and 2002 as those expenses were paid (see Note 13 of Notes to Consolidated Financial Statements).

The amount that we report as cash and cash equivalents or as temporary investments fluctuates depending on investing practices in each period. Purchases of short-term investments are reported as a use of cash and the related receipt of proceeds upon maturity of the investment is reported as a source of cash.

We purchased property and equipment with a cost of $1.2 million, $3.2 million and $3.2 million in 2004, 2003 and 2002, respectively.

As shown in the following table, we have operating lease obligations and purchase obligations not recorded in our financial statements. The operating lease obligations relate principally to the lease of our corporate headquarters, as well as a few other building operating leases (see Note 7 of Notes to Consolidated Financial Statements). In addition, we have several short-term rental obligations in the U.S. and internationally, totaling $179,000, that are included in the table. Finally, we have signed obligations securing accommodations and related expenses for our sales club trip and our user forum as well as obligations to remodel our corporate headquarters for the sublease tenant and other obligations that are included in the purchase obligations. The amounts shown in the following table are as of December 31, 2004.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(in thousands)
Contractual Obligations
Line of credit	$3,000	$3,000	$—	$—	$—
Operating lease obligations	32,551	2,832	4,195	4,515	21,009
Purchase obligations	252	252	—	—	—
Total	$35,803	$6,084	$4,195	$4,515	$21,009

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

Factors that may affect our future operating results are set forth below:

THE OVERALL ECONOMIC CLIMATE MAY WEAKEN

Our products typically represent substantial capital commitments by customers and involve a potentially long sales cycle. As a result, customer purchase decisions may be significantly affected by a variety of factors, including general economic trends in the allocation of capital spending budgets to communication software, services and systems, lengthened sales cycles, customer approval processes, and market conditions, which have resulted in many of our customers delaying and/or reducing their capital spending related to information systems. If the economy weakens, demand for our products could decrease, resulting in lower revenues.

WE HAVE HISTORICALLY INCURRED LOSSES AND WE MAY NOT SUSTAIN PROFITABILITY

For 2004 we reported our first profitable year. We have historically incurred losses and may do so again in the future. We incurred net losses of $5.9 million and $7.7 million in 2003 and 2002, respectively. At December 31, 2004, we had accumulated net losses since inception of $60.3 million. We intend to continue to make significant investments in our research and development, marketing, services, sales operations and our new subsidiary, Vonexus. In addition, as discussed in Note 1 of Notes to Consolidated Financial Statements, we are required to implement FASB Statement No. 123R during the third quarter of 2005, which will have an adverse effect on our operating results in the third and fourth quarters of 2005. Some or all of the items discussed above may result in net operating losses and/or negative cash flow from operations in future quarters.

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

WE HAVE A LENGTHY PRODUCT SALES CYCLE WHICH HAS CONTRIBUTED AND MAY CONTINUE TO CONTRIBUTE TO THE VARIABILITY OF QUARTERLY OPERATING RESULTS

We have generally experienced a lengthy initial sales cycle, averaging approximately six to nine months. The lengthy sales cycle is one of the factors that has caused, and may in the future continue to cause, our software revenues and operating results to vary significantly from quarter to quarter, which could affect the market price of our common stock. The lengthy sales cycle also makes it difficult for us to forecast product license revenues. Because of the unique characteristics of our products, our prospective customers’ decisions to license our products often require significant investment and executive-level decision making. We believe that many companies currently are not aware of the benefits of interaction management software of the type that we license or of our products and capabilities. For this reason, we must provide a significant level of education to prospective customers about the use and benefits of our products, which can cause potential customers to take many months to make these decisions. As a result, sales cycles for customer orders vary substantially from customer to customer. Excessive delay in product sales could materially adversely affect our business, financial condition or results of operations.

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

OUR INABILITY TO SUCCESSFULLY MANAGE OUR INCREASINGLY COMPLEX THIRD PARTY RELATIONSHIPS COULD ADVERSELY AFFECT US

As the complexity of our product technology and our reseller and other third party relationships have increased, the management of those relationships and the negotiation of contractual terms sufficient to protect our rights and limit our potential liabilities have become more complicated, and we expect this trend to continue in the future. In addition, the formation of our wholly-owned subsidiary, Vonexus, which offers through resellers a whole product solution, has added complexity to those third party relationships. As a result, our inability to successfully manage these relationships or negotiate sufficient contractual terms could have a material adverse effect on us.

WE FACE COMPETITIVE PRESSURES, WHICH MAY HAVE A MATERIAL ADVERSE EFFECT ON US

The market for our software applications is highly competitive and, because there are relatively low barriers to entry in the software market, we expect competitive pressures to continue to be a risk to our ongoing success in the market. In addition, because our industry is evolving and characterized by rapid technological change, it is difficult for us to predict whether, when and by whom new competing technologies or new competitors may be introduced into our markets. Currently, our competition comes from several different market segments, including computer telephony platform developers, computer telephony applications software developers and telecommunications equipment vendors. We cannot provide assurance that we will be able to compete effectively against current and future competitors. In addition, increased competition or other competitive pressures may result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on our business, financial condition or results of operations.

Many of our current and potential competitors have longer operating histories, significantly greater resources, greater name recognition and a larger installed base of customers than we do. As a result, these competitors may be able to respond to new or emerging technologies and changes in customer requirements more effectively than we can, or to devote greater resources to the development, promotion and sale of products than we can. In addition, for a number of our larger competitors, the product segment in which they currently compete with us is a small portion of their overall offering. These competitors might be willing and able to dramatically cut prices in our segment in order to protect or grow other segments that are more important to their overall business. Current and potential competitors have established, and may in the future establish, cooperative relationships among themselves or with third parties, including mergers or acquisitions, to increase the ability of their products to address the needs of our current or prospective customers. If these competitors were to acquire significantly increased market share, it could have a material adverse effect on our business, financial condition or results of operations.

WE MAY NOT BE ABLE TO GROW OUR BUSINESS IF WE DO NOT MAINTAIN SUCCESSFUL RELATIONSHIPS WITH OUR RESELLERS AND PARTNERS AND CONTINUE TO RECRUIT AND DEVELOP ADDITIONAL SUCCESSFUL RESELLERS AND PARTNERS

Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our existing and future resellers and partners and in recruiting and training additional resellers and partners. We rely primarily on resellers to market and support our products and plan on continuing to rely heavily on such partners in the future. We are still developing our reseller and distribution networks and may be unable to attract additional resellers with both voice and data expertise or appropriate partners that will be able to market our products effectively and that will be qualified to provide timely and cost-effective customer support and service. We generally do not have long-term or exclusive agreements with our resellers or partners, and the loss of specific larger resellers or partners or a significant number of resellers or partners could materially adversely affect our business, financial condition or results of operations.

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

IF OUR CUSTOMERS DO NOT PERCEIVE OUR PRODUCTS OR THE RELATED SERVICES PROVIDED BY US OR OUR RESELLERS OR PARTNERS TO BE EFFECTIVE OR OF HIGH QUALITY, OUR BRAND AND NAME RECOGNITION WILL SUFFER

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

We regard our software products as proprietary. In an effort to protect our proprietary rights, we rely primarily on a combination of copyright, trademark and trade secret laws, as well as patents, licensing and other agreements with consultants, suppliers, partners, resellers and customers, and employee and third-party non-disclosure agreements. These laws and agreements provide only limited protection of our proprietary rights. It may be possible for a third party to copy or otherwise obtain and use our technology without authorization. A third party could also develop similar technology independently. In addition, the laws of some countries in which we license our products do not protect our software and intellectual property rights to the same extent as the laws of the United States. Unauthorized copying, use or reverse engineering of our products could materially adversely affect our business, results of operations or financial condition.

We license technology that is embedded in our products. If one or more of these licenses terminates or cannot be renewed on satisfactory terms, we would have to modify the affected products to use alternative technology or eliminate the affected product function, either of which could have a material adverse effect on us.

INFRINGEMENT CLAIMS COULD ADVERSELY AFFECT US

Third parties have claimed and may in the future claim that our technology infringes their proprietary rights. As the number of software products in our target markets increases and the functionality of these products overlap, we believe that software developers may face additional infringement claims. See Note 12 of Notes to the Consolidated Financial Statements for a description of contingencies.

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

OUR INTERNATIONAL OPERATIONS INVOLVE FINANCIAL AND OPERATIONAL RISKS

Our international operations require significant management attention and financial resources to establish and operate, including hiring appropriate personnel and recruiting effective international resellers. Non-North American revenues accounted for 22%, 13% and 19% of our total revenues for the years ended December 31, 2004, 2003, and 2002, respectively. We have marketing efforts in the Americas, EMEA and APAC. We intend to continue to emphasize our international operations and we may enter additional international markets. Revenues from international operations may be inadequate to cover the expenses of those operations. In addition to foreign currency fluctuation risks, other risks inherent in our international business activities may include the following:

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

FLUCTUATIONS IN THE VALUE OF FOREIGN CURRENCIES COULD RESULT IN LOSSES

Our international revenues are generally denominated in U.S. dollars with the exception of some European resellers and customers located in countries that have adopted the Euro as their official currency. Our international expenses are generally denominated in local foreign currencies. Although foreign currency translation gains and losses have been immaterial to date, fluctuations in exchange rates between the U.S. dollar and other currencies could have a material adverse effect on our business, financial condition or results of operations, and particularly on our operating margins. To date, we have minimally sought to hedge the risks associated with fluctuations in exchange rates, but we may more actively undertake to do so in the future. Any hedging techniques we implement in the future may not be successful. Exchange rate fluctuations could also make our products more expensive than competitive products not subject to these fluctuations, which could adversely affect our revenues and profitability in international markets.

OUR PRODUCTS COULD HAVE DEFECTS FOR WHICH WE ARE POTENTIALLY LIABLE AND WHICH COULD RESULT IN LOSS OF REVENUE, INCREASED COSTS, LOSS OF OUR CREDIBILITY OR DELAY IN ACCEPTANCE OF OUR PRODUCTS IN THE MARKET

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

Our software runs on a Windows 2000 or Windows 2003 server and for telephone call processing uses voice processing boards or third party VoIP media processing software such as Intel HMP software. Our server software also operates in a complex network environment with database servers, email servers and other third party systems. Because of this complexity, it may be more prone to performance interruptions for our customers than traditional hardware-based products. Performance interruptions at our customer sites, most of which currently do not have back-up systems, could affect demand for our products or give rise to claims against us.

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

REGULATORY CHANGES MADE TO GENERALLY ACCEPTED ACCOUNTING PRINCIPLES OR CORPORATE GOVERNANCE MATTERS MAY IMPACT OUR BUSINESS

Revisions to generally accepted accounting principles will require us to review our accounting and financial reporting procedures in order to ensure continued compliance with required policies. From time to time, such changes may have a short-term impact on our reporting, and these changes may impact market perception of our financial condition. In addition, legislative changes, and the perception these changes create, can have a material, adverse effect on our business. For example:

•       pending or new legislation, such as the Sarbanes-Oxley 404 regulations, may lead to an increase in our costs related to audits in particular and regulatory compliance generally; and

•       changes in the legal climate may lead to additional liability concerns which may result in increased insurance costs.

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

Item 7A.                Quantitative and Qualitative Disclosures about Market Risk.

We develop products in the United States and license our products in the Americas, EMEA and APAC. As a result, our financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. As most sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Additionally, as our business matures in foreign markets, we may offer our products and services in certain other local currencies. As a result, we will be subject to foreign currency fluctuations, which may have an adverse affect on our company.

We manage our interest rate risk by maintaining an investment portfolio with debt instruments of high credit quality and relatively short average maturities. We also manage interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity. We have a line of credit with a variable interest rate based upon the bank’s prime rate on which we will incur interest expense when the line is utilized.

Item 8.                        Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Interactive Intelligence, Inc.

We have audited the accompanying consolidated balance sheets of Interactive Intelligence, Inc. and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule listed in the Index at Item 15 for the years ended December 31, 2004 and 2003. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interactive Intelligence, Inc. and subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Indianapolis, Indiana
January 28, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors
Interactive Intelligence, Inc.

We have audited the accompanying consolidated statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2002. Our audit also included the financial statement schedule listed in the Index at Item 15 for the year ended December 31, 2002. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations of Interactive Intelligence, Inc. and its cash flows for the year ended December 31, 2002, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP
Indianapolis, Indiana
February 7, 2003

Interactive Intelligence, Inc.
Consolidated Balance Sheets
As of December 31, 2004 and 2003
(in thousands, except share amounts)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$14,603	$12,461
Short-term investments	—	3,008
Accounts receivable, net of allowance for doubtful accounts of $410 in 2004 and $354 in 2003	10,251	8,956
Prepaid expenses	2,119	1,958
Other current assets	836	418
Total current assets	27,809	26,801
Property and equipment, net	4,071	5,857
Other assets, net	618	601
Total assets	$32,498	$33,259
Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$3,000	$2,800
Accounts payable and accrued liabilities	5,894	4,544
Accrued compensation and related expenses	1,200	1,349
Deferred software revenues	4,484	8,745
Deferred services revenues	12,884	12,030
Total current liabilities	27,462	29,468
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 authorized; 15,926,594 issued and outstanding at December 31, 2004, 15,755,477 issued and outstanding at December 31, 2003	159	157
Additional paid-in capital	65,179	64,696
Accumulated other comprehensive income	—	280
Accumulated deficit	(60,302)	(61,342)
Total shareholders’ equity	5,036	3,791
Total liabilities and shareholders’ equity	$32,498	$33,259

See Accompanying Notes to Consolidated Financial Statements

Interactive Intelligence, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2004, 2003 and 2002
(in thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Revenues:
Software	$27,854	$26,323	$28,323
Services	27,265	25,189	19,483
Total revenues	55,119	51,512	47,806
Cost of revenues:
Software	2,064	1,190	986
Services	11,091	12,451	12,123
Total cost of revenues	13,155	13,641	13,109
Gross profit	41,964	37,871	34,697
Operating expenses:
Sales and marketing	20,637	20,782	21,022
Research and development	12,858	13,443	15,142
General and administrative	7,315	6,027	5,606
Restructuring and other charges	101	3,440	774
Total operating expenses	40,911	43,692	42,544
Operating income (loss)	1,053	(5,821)	(7,847)
Interest income, net	125	163	412
Income (loss) before income taxes	1,178	(5,658)	(7,435)
Income taxes	138	211	230
Net income (loss)	$1,040	$(5,869)	$(7,665)
Net income (loss) per share:
Basic	$0.07	$(0.38)	$(0.50)
Diluted	$0.06	$(0.38)	$(0.50)
Shares used to compute net income (loss) per share:
Basic	15,857	15,627	15,423
Diluted	16,605	15,627	15,423

See Accompanying Notes to Consolidated Financial Statements

Interactive Intelligence, Inc.
Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2004, 2003 and 2002
(in thousands)

			Additional	Accum. Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (loss)	Deficit	Total
Balances, January 1, 2002	15,283	$153	$63,485	$(13)	$(47,808)	$15,817
Issuances of common stock	131	1	432	—	—	433
Exercise of stock options	110	1	114	—	—	115
Amortization of deferred stock-based compensation	—	—	109	—	—	109
Comprehensive income (loss):
Unrealized gain on investments	—	—	—	22	—	22
Unrealized gain on foreign currency translation	—	—	—	153	—	153
Net loss	—	—	—	—	(7,665)	(7,665)
Total comprehensive income (loss)	—	—	—	175	(7,665)	(7,490)
Balances, December 31, 2002	15,524	155	64,140	162	(55,473)	8,984
Issuances of common stock	136	1	322	—	—	323
Exercise of stock options	95	1	134	—	—	135
Amortization of deferred stock-based compensation	—	—	100	—	—	100
Comprehensive income (loss):
Unrealized loss on investments	—	—	—	(9)	—	(9)
Unrealized gain on foreign currency translation	—	—	—	127	—	127
Net loss	—	—	—	—	(5,869)	(5,869)
Total comprehensive income (loss)	—	—	—	118	(5,869)	(5,751)
Balances, December 31, 2003	15,755	157	64,696	280	(61,342)	3,791
Issuances of common stock	82	1	276	—	—	277
Exercise of stock options	90	1	196	—	—	197
Amortization of deferred stock-based compensation	—	—	11	—	—	11
Comprehensive income (loss):
Unrealized loss on foreign currency translation	—	—	—	(280)	—	(280)
Net income	—	—	—	—	1,040	1,040
Total comprehensive income (loss)	—	—	—	(280)	1,040	760
Balances, December 31, 2004	15,927	$159	$65,179	$—	$(60,302)	$5,036

See Accompanying Notes to Consolidated Financial Statements

Interactive Intelligence, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2004, 2003 and 2002
(in thousands)

	Year Ended December 31,
	2004	2003	2002
Operating activities:
Net income (loss)	$1,040	$(5,869)	$(7,665)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	3,028	4,396	5,236
Amortization of deferred stock-based compensation	11	100	109
Loss on disposal of property and equipment	—	559	—
Changes in operating assets and liabilities:
Accounts receivable	(1,295)	91	(623)
Prepaid expenses	(161)	212	(55)
Other current assets	(697)	(345)	150
Other assets	(17)	445	18
Accounts payable and accrued liabilities	1,350	1,341	(658)
Accrued compensation and related expenses	(149)	354	(58)
Deferred software revenues	(4,261)	(3,357)	(1,461)
Deferred services revenues	854	2,148	668
Net cash provided (used) by operating activities	(297)	75	(4,339)
Investing activities:
Purchases of property and equipment	(1,243)	(3,226)	(3,224)
Purchases of available-for-sale investments	—	—	(14,848)
Sales of available-for-sale investments	3,008	6,441	13,273
Net cash provided (used) by investing activities	1,765	3,215	(4,799)
Financing activities:
Net proceeds from line of credit	200	2,800	—
Proceeds from issuance of common stock	277	323	433
Proceeds from stock options exercised	197	135	115
Net cash provided by financing activities	674	3,258	548
Net increase (decrease) in cash and cash equivalents	2,142	6,548	(8,590)
Cash and cash equivalents, beginning of period	12,461	5,913	14,503
Cash and cash equivalents, end of period	$14,603	$12,461	$5,913
Cash paid for interest	$19	$10	$10
Cash paid for taxes	2	6	189

See Accompanying Notes to Consolidated Financial Statements

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

1.   THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

The Company

Interactive Intelligence, Inc. (the “Company”) is a leading provider of software applications for contact centers and is leveraging that leadership position to provide mission critical voice over Internet protocol (VoIP) applications to enterprises. The Company sells into four distinct markets, all of whose needs are increasing for VoIP-based systems:

•       Contact Centers,

•       Enterprise IP Telephony,

•       Unified Communications, and

•       Self-service Automation.

The Company’s principal competitors are hardware vendors who offer proprietary approaches using a combination of phone systems, call distributors, voice mail systems, and interactive voice response (IVR) systems equipment. The Company offers a software solution based on Microsoft Windows that resides on a customer’s network and uses an open Session Initiation Protocol (SIP) for VoIP networking. This open approach typically results in lower overall costs for phone devices, system maintenance, and customer networking. The Company’s software applications are also pre-integrated to many popular business applications such as financial, customer relationship management (CRM) and enterprise resource planning (ERP) software, thereby automating and tracking business transactions to customer interactions. The Company is best known for its bundled suite of contact center applications that includes multi-media customer contact for phone calls, Web chat, Web callback, e-mail queuing, customer defined queues, and integrated speech recognition applications.

Principal operations of the Company commenced during 1997. Since then, the Company has established wholly-owned subsidiaries in Australia, France, the Netherlands and the United Kingdom, and more recently introduced its Vonexus subsidiary for global Enterprise IP Telephony and Microsoft small business customer markets. The Company also currently has branch offices in Canada, Germany, Hong Kong, Japan, Korea, Malaysia, Singapore and Sweden. The Company markets its software applications in the Americas; Europe, the Middle East and Africa (EMEA); and Asia/Pacific (APAC).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

Revenue Recognition

The Company generates software revenues from licensing the right to use its software applications and generates services revenues primarily from annual software license renewal fees, annual maintenance fees, educational services and professional services. The Company’s software license agreements are either annually renewable or perpetual.

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

The Company’s software license fees primarily originate from its marketing programs and the efforts of its direct sales group and resellers. These resellers are authorized to place orders for software licenses with the Company on behalf of its customers and the Company receives a portion of the customer’s software license fees according to the terms of their reseller agreements. The Company recognizes as revenue only that portion of the software license fee paid to it by the reseller.

For any revenues to be recognized from a software license agreement, the following criteria must be met:

•       persuasive evidence of an arrangement exists;

•       the fee is fixed or determinable;

•       collection is probable; and

•       delivery has occurred.

Delivery criteria are further defined in certain software license agreements as having been met when a binding order for a specified customer is placed, software is delivered and the license keys are made available for download.

For an annually renewable software license agreement, upon meeting the revenue recognition criteria the Company recognizes a portion of the initial license fees under these agreements as software revenues ratably over the initial license period, which is generally 12 months. The allocation of the initial order between software revenues (initial license fees) and services revenues (annual renewal fees) is based on actual license renewal fee rates. After the initial license period, the Company’s customers may renew their license agreement for an additional annual period by paying an additional annual license renewal fee. If the annual renewal fee is not paid, the customer is no longer entitled to use the software and the Company terminates the license agreement. Payment of the annual renewal fee also entitles the customer to post-contract technical support and unspecified product upgrades for the initial license term or renewal period. The Company recognizes these additional annual renewal fees as services revenues ratably over the term of the renewal period, which is also generally 12 months.

For a perpetual software license agreement, upon meeting the revenue recognition criteria, the Company immediately recognizes as software revenues the amount of initial license fees if sufficient vendor specific objective evidence exists to support allocating a portion of the total fee to the undelivered elements of the arrangement. If sufficient vendor specific objective evidence of the fair value of the undelivered elements does not exist, the Company typically recognizes the initial license fee as software revenues ratably over the initial post-contract maintenance term, which is generally 12 months but at times may be more than 12 months because maintenance begins when the license keys are downloaded, which is typically within six months of the contract date. Under these perpetual license agreements, the Company recognizes annual maintenance fees as services revenues ratably over the post-contract maintenance period, which is typically 12 months. The Company’s customers may renew their maintenance term by paying an additional maintenance fee. Payment of this fee entitles the customer to post-contract technical support and unspecified product upgrades. The Company recognizes these additional maintenance fees as services revenues ratably over the term of the renewal period, which is also generally 12 months.

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

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

The Company also generates revenues from other services that it provides to its resellers and customers. These additional services revenues include fees for educational services and professional services. Revenues from educational services, which consist of training courses for resellers and customers, and professional services, which include implementing and customizing our products for a customer, are recognized as the related services are performed.

Accounts Receivable and Allowance for Doubtful Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company adjusts the allowance for doubtful accounts for each reporting period based on a detailed analysis of its accounts receivable at the end of that period. In estimating the allowance for doubtful accounts, the Company primarily considers the age of the reseller’s or customer’s receivable and also considers the creditworthiness of the reseller or customer, the economic conditions of the customer’s industry, and general economic conditions, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of its future allowance for doubtful accounts.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Despite management’s best effort to establish good faith estimates and assumptions, actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less from date of purchase to be cash equivalents. Cash and cash equivalents consist primarily of cash on deposit with banks and high quality money market instruments.

Investments

The Company’s investments, which consist primarily of taxable corporate and government debt securities, are classified as available-for-sale. Such investments are recorded at fair value and unrealized gains and losses are excluded from earnings and recorded as a separate component of equity until realized. Premiums or discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of securities below cost judged to be other than temporary results in a reduction in the carrying amount to fair value.

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

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

Impairment of Long-Lived Assets

In accordance with Financial Accounting Standards Board (FASB) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property, plant and equipment, and intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. The Company does not have any long-lived assets it considers to be impaired.

Advertising

The Company expenses all advertising costs as incurred. Advertising expense for 2004, 2003 and 2002 was $71,000, $66,000 and $121,000, respectively.

Research and Development

Research and development expenditures are generally expensed as incurred. FASB Statement No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant. Through December 31, 2004, all research and development costs have been expensed.

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Stock Options

The Company applies the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. FASB Statement No. 123, Accounting for Stock-Based Compensation and FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure and amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of FASB Statements No. 123 and 148.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense on a straight-line basis over the options’ vesting period. The table included below illustrates the effect on the net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement 123 to stock-based employee compensation (in thousands except per share amounts).

	Years Ended December 31,
	2004	2003	2002
Net income (loss), as reported	$1,040	$(5,869)	$(7,665)
Add: Stock-based compensation expense included in reported net income, net of related tax effects	11	100	109
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(3,291)	(3,784)	(5,592)
Pro forma net loss	$(2,240)	$(9,553)	$(13,148)
Net income (loss) per share:
Basic—as reported	$0.07	$(0.38)	$(0.50)
Diluted—as reported	0.06	(0.38)	(0.50)
Basic and diluted—pro forma	(0.14)	(0.61)	(0.85)

The fair value of these options was estimated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions for 2004, 2003 and 2002, respectively:

•       a risk-free interest rate of 4.27%, 4.26% and 3.82%,

•       a volatility factor of 96.6%, 91.8% and 98.1%,

•       a dividend yield of 0% for all years, and

•       a weighted-average expected life of the option of 7.5 years for all years.

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

The Company will adopt the provisions of FASB Statement No. 123 (revised 2004), Share-Based Payment (FASB Statement No. 123(R)), beginning July 1, 2005 as discussed below under Recently Issued Accounting Standards.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated based on the weighted-average number of outstanding common shares in accordance with FASB Statement No. 128, Earnings per Share. Diluted net income (loss) per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares. When the Company reports a net loss, the calculation of diluted net loss per share excludes potential common shares as the effect would be antidilutive. When the Company reports net income, the calculation of diluted net income per share excludes shares underlying outstanding stock options with exercise prices that exceed the average market price of the Company’s common stock for the period, as the effect would be antidilutive. Potential common shares are composed of shares of common stock issuable upon the exercise of stock options.

	Years Ended December 31,
	2004	2003	2002
Net income (loss), as reported(A)	$1,040	$(5,869)	$(7,665)
Weighted average outstanding shares of common stock(B)	15,857	15,627	15,423
Dilutive effect of employee stock options	748	—	—
Common stock and common stock equivalents(C)	16,605	15,627	15,423
Net income (loss) per share:
Basic—(A/B)	$0.07	$(0.38)	$(0.50)
Diluted—(A/C)	0.06	(0.38)	(0.50)

Had the Company recorded net income during 2003 and 2002, 472,000 and 515,000 shares of common stock, respectively, would have been included in the calculation of diluted weighted average shares outstanding. Antidilutive shares not included in the diluted per share calculation for 2004, 2003 and 2002 were 1.8 million, 2.1 million and 2.3 million, respectively.

Comprehensive Income (loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). The only items of other comprehensive income (loss), which the Company currently reports, are

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

unrealized gains (losses) on marketable securities and foreign currency translation. Total comprehensive income (loss) was $760,000, $(5.8) million, and $(7.5) million for 2004, 2003 and 2002, respectively.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

Recently Issued Accounting Standards

In December 2004, the FASB issued FASB Statement No. 123R which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the Company’s consolidated statements of operations. The accounting provisions of FASB Statement No. 123R are effective for reporting periods beginning after June 15, 2005, and accordingly, the Company is required to adopt FASB Statement No. 123R in the third quarter of 2005. The pro forma disclosures previously permitted under FASB Statement No. 123 no longer will be an alternative to financial statement recognition. See “Stock Options” above for the pro forma net loss and net loss per share amounts, for 2002 through 2004, as if the Company had used the fair-value-based method required under FASB Statement No. 123 to measure compensation expense for employee stock incentive awards. The Company has not yet determined whether the adoption of FASB Statement No. 123R will result in amounts that are significantly different than the current pro forma disclosures under FASB Statement No. 123. The Company expects that the adoption will have a significant adverse impact on its consolidated net income (loss) and net income (loss) per share.

In December 2004, the FASB issued FASB Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. FASB Statement No. 153 requires that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. Further, it expands the exception for nonmonetary exchanges of similar productive assets to nonmonetary assets that do not have commercial substance. The provisions of FASB Statement No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of the provisions of FASB Statement No. 153 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued FASB Staff Position No. 109-1 (FAS 109-1), Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (AJCA). The AJCA introduces a special phased in tax deduction, starting at 3%, on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with FASB Statement No. 109. We do not expect the adoption of these new tax provisions to have a material impact on our consolidated financial position, results of operations or cash flows.

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

2.   INVESTMENTS

The Company’s short-term investments all mature in less than one year. The Company sold all of its investments during 2004. Proceeds from the sale of investment securities were $3.0 million and $6.4 million in 2004 and 2003, respectively. Gross realized gains and gross realized losses included in interest income, net totaled less than $10,000 in each of 2004 and 2003.

Interest income was $144,000, $179,000 and $422,000 in 2004, 2003 and 2002, respectively.

3.   PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows at December 31 (in thousands):

	December 31,
	2004	2003
Computer equipment	$16,132	$15,261
Furniture and fixtures	2,054	2,033
Office equipment	406	401
Leasehold improvements	2,284	2,359
Software	3,554	3,143
Trade show equipment	278	277
Total cost	24,708	23,474
Less accumulated depreciation	20,637	17,617
Property and equipment, net	$4,071	$5,857

Property and equipment is depreciated over useful lives of 3 to 5 years, except for leasehold improvements, which are depreciated over the lesser of the term of the related lease or the estimated useful life, which vary from 5 to 15 years.

4.   BANK LINE OF CREDIT

The Company has a line of credit secured by cash and cash equivalents with a bank in the amount of $3.0 million with interest to be charged at the bank’s prime rate (5.50% and 4.00% at December 31, 2004 and 2003, respectively). Principal on the note is due on demand and interest is remitted monthly. As of December 31, 2004 and 2003 the Company had borrowed $3.0 million and $2.8 million, respectively under this line. The Company repaid the amount outstanding at December 31, 2004 on January 3, 2005.

The Company paid $19,000, $16,000 and $12,000 of interest in 2004, 2003, and 2002, respectively.

5.   RELATED PARTY TRANSACTIONS

The Company’s primary shareholder and CEO was a director and 25% shareholder in a telemarketing company that provided both telemarketing and fulfillment services to the Company through March 31, 2002 and in previous years. The Company paid approximately $35,000 in 2002 for these services.

During most of 2001, the Company held a 19% interest in Interactive Portal, Inc. (Interactive Portal), an application service provider, which offered a variety of subscription based, enhanced communications and application services. In October 2001, the Company acquired the remaining 81% ownership of

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

Interactive Portal not owned by the Company from the Company’s primary shareholder and CEO and a director of the Company. The Company’s primary shareholder and CEO was entitled to royalties (4.38%) for a period of three years from October 2001 on sales of certain of the Company’s products, which utilize software developed by Interactive Portal. Royalty expense related to the Company’s primary shareholder and CEO was $55,000, $49,000 and $29,000 in 2004, 2003 and 2002, respectively.

6.   SHAREHOLDERS’ EQUITY

Stock Option Plans

The Company’s Stock Option Plans, adopted in 1995 and 1999, authorize the Board of Directors or the Compensation Committee, as applicable, to grant incentive and nonqualified stock options. Up to an aggregate of 4,050,000 shares are available for issuance under the 1999 Stock Option Plans. The exercise price of the options must not be less than the fair market value of the common stock for incentive options at the date of grant. Options granted under the 1999 Stock Option Plan generally vest over four years. Options generally become exercisable in equal installments on each of the first through the fourth anniversaries of the date of grant. For most options granted through December 31, 2004, the term of each option is ten years from the date of grant. The Company plans on shortening the term of most options issued in 2005 and thereafter to six years from the date of grant. If an incentive option is granted to an employee who, at the time the option is granted, owns stock representing more than ten percent of the voting power of all classes of stock of the Company, the term of the option shall be five years from the date of grant. The plans may be terminated by the Board of Directors at anytime. The Board of Directors has also issued 67,500 nonqualified stock options in 1998 outside of the 1995 and 1999 Stock Option Plans.

During the fourth quarter of 2003, the Company offered a voluntary stock option exchange program for its employees. Under the program, employees were given the opportunity, if they chose, to cancel certain outstanding options for common stock previously granted to them in exchange for new options for common stock. Each employee electing to participate in the exchange program was required to exchange all options granted during the six-month and one day period prior to the cancellation date. If the options which the employee elected to cancel were granted prior to June 30, 2003, new option grants were issued for one-third the number of shares of common stock of the previous option grant with two year vesting and for options granted on or after June 30, 2003, new option grants were issued for the equal number of shares of common stock with three year vesting (except for those relating to options granted on or after June 30, 2003 which had an original vesting period of one year or less, which new options were fully exercisable on the date of grant). Under the exchange program, options for 453,933 shares of common stock with exercise prices ranging from $2.39 to $49.00 were tendered and cancelled. On July 2, 2004, the Company granted replacement options for 157,694 shares of common stock with an exercise price equal to the fair market value of the common stock on that date, or $5.84 per share.

The Company recognized expense of $11,000, $100,000 and $109,000 in 2004, 2003 and 2002, respectively, for the amortization of stock options granted to non-employees and the amortization of stock options granted to employees with an intrinsic value on the date of issuance.

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

Stock option activity is summarized as follows:

	Year Ended December 31,
	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Balances, beginning of year	2,998,350	$5.74	3,247,374	$8.59	3,187,930	$9.81
Options granted	1,120,195	5.40	681,110	3.24	555,360	4.41
Options exercised	(88,304)	2.18	(94,912)	1.47	(111,185)	1.03
Options canceled	(247,719)	9.21	(835,222)	15.29	(384,731)	13.18
Options outstanding, end of year	3,782,522	5.54	2,998,350	5.74	3,247,374	8.59
Option price range at end of year	$0.13 - $50.50		$0.13 - $50.50		$0.13 - $50.50
Options exercisable at end of year	2,024,913	$5.91	1,649,511	$5.93	1,448,616	$7.64
Options available for grant at end of year	775,980		1,648,456		1,755,244
Weighted average fair value of options granted during the year	$4.17		$2.71		$3.73

The following table summarizes information about the options outstanding at December 31, 2004:

		Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$ 0.13 – $ 2.99	690,195	4.84 years	$1.72	514,646	$1.34
$ 3.00 – $ 4.49	889,970	7.45 years	3.38	434,787	3.20
$ 4.50 – $ 5.99	1,581,055	8.22 years	5.66	599,074	5.61
$ 6.00 – $ 8.99	259,053	6.81 years	7.34	149,002	7.79
$ 9.00 – $13.49	209,295	5.07 years	10.81	193,483	10.69
$13.50 – $50.50	152,954	5.84 years	23.87	133,921	24.54
Total/average	3,782,522		5.54	2,024,913	5.91

2000 Employee Stock Purchase Plan

In May 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the 2000 Purchase Plan). A total of 500,000 shares of common stock have been reserved for issuance under the 2000 Purchase Plan. The 2000 Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 20% of their total compensation. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of Interactive Intelligence common stock on the first or last business day of the immediately preceding calendar quarter. An

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002

employee may set aside no more than $25,000 to purchase shares annually. The initial offering period commenced on April 1, 2000. A total of 82,438, 134,196 and 130,511 shares were issued in 2004, 2003 and 2002, respectively, under the 2000 Purchase Plan at an average price of $4.29 in 2004, $2.87 in 2003 and $3.47 in 2002.

7.   LEASE AGREEMENTS

The Company leases its corporate headquarters facility under a non-cancelable operating lease agreement, which expires in 2018. The 120,000 square foot building is located in Indianapolis, Indiana.

Minimum future lease payments under non-cancelable operating leases as of December 31, 2004 are summarized as follows (in thousands):

2005	$2,832
2006	2,169
2007	2,026
2008	2,223
2009	2,292
Thereafter	21,009
Total minimum lease payments	$32,551

The Company also rents office space for sales, development and international offices under month-to-month leases and leases with terms generally less than one year.

The Company has subleases for office space it leases in Indiana, Florida and California. The Indiana sublease was signed in December 2004, expires in 2008 and the Company expects to receive sublease payments of $434,000 over the life of the lease. Both of the other subleases expire during 2005 and the Company expects to receive sublease payments of $85,000 in 2005.

Rent expense, net was $3.2 million, $3.1 million and $2.6 million in 2004, 2003 and 2002, respectively.

8.   CONCENTRATION OF CREDIT RISK

No entity accounted for 10% or more of revenues or accounts receivable in 2004, 2003 or 2002. The top five resellers collectively represented 38% and 30% of the accounts receivable balance at December 31, 2004 and December 31, 2003, respectively. The Company evaluates the credit worthiness of its customers on a periodic basis. The Company generally does not require collateral.

9.   RETIREMENT SAVINGS PLAN

The Company maintains a 401(k) retirement savings plan to provide retirement benefits for substantially all of its North American employees. Participants in the plan may elect to contribute up to 20% of their annual compensation to the plan, limited to the maximum amount allowed by the Internal Revenue Code. The Company, at its discretion, may make annual contributions to the plan. The Company has made no contributions to the plan through December 31, 2004.

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

10.   INCOME TAXES

Income tax expense attributable to income from continuing operations consists of (in thousands):

	Current	Deferred	Total
December 31, 2004:
U.S. Federal	$—	$—	$—
State and local	8	—	8
Foreign jurisdiction	130	—	130
Total	$138	$—	$138
December 31, 2003:
U.S. Federal	$—	$—	$—
State and local	6	—	6
Foreign jurisdiction	205	—	205
Total	$211	$—	$211
December 31, 2002:
U.S. Federal	$—	$—	$—
State and local	5	—	5
Foreign jurisdiction	225	—	225
Total	$230	$—	$230

Income tax expense attributable to income from continuing operations differed from the expense (benefit) of $0.4 million, ($1.9 million) and ($2.5 million) for 2004, 2003 and 2002, respectively, computed by applying the U.S. Federal income tax rate of 34% to pretax income (loss) primarily due to the fact that the Company has provided a valuation allowance against 100% of its tax credit and net operating loss carryforwards and other deferred tax assets due to the uncertainty of their realizability.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below (in thousands):

	2004	2003
Deferred tax assets attributable to:
Net operating loss carryforward	$17,571	$19,494
Deferred revenue	1,749	—
Research and development carryforward	2,999	2,474
Other	5	1,372
Total gross deferred tax assets	23,930	23,340
Less valuation allowance	(23,930)	(23,340)
Net deferred tax assets	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

tax liabilities, if any, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of approximately $55 million prior to the expiration of the tax credit, net operating loss carryforwards and other deferred tax assets in 2019. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is likely that the Company will not realize the benefits of these deductible differences and has therefore recorded a full valuation allowance.

11.   SEGMENT DISCLOSURES

In accordance with FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company views its operations and manages its business as principally one segment which is interaction management software applications licensing and associated services. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment.

Revenues derived from non-North American customers accounted for approximately 22% in 2004, 13% in 2003 and 19% in 2002 of the Company’s total revenues. The Company attributes its revenues to countries based on the country in which the customer is located. The sales and licensing revenues in each individual non-North American country accounted for less than 10% of total revenues in 2004, 2003 or 2002. Approximately 10% of the Company’s assets are located in foreign countries, of which approximately 3% are located in the United Kingdom.

12.   CONTINGENCIES

From time to time the Company has received claims from competitors and other technology providers claiming that the Company’s technology infringes their proprietary rights. One such claim has resulted in a legal proceeding being filed against the Company, which is described below. The Company cannot assure you that these matters can be resolved amicably without litigation, or that the Company will be able to enter into licensing arrangements on terms and conditions that would not have a material adverse effect on its business, financial condition or results of operations.

In 2002, the Company received a letter from a consulting firm that had been retained by a telecommunication technology provider to develop and implement a licensing program based on the technology provider’s patents. The consulting firm believed that the Company had infringed on the technology provider’s propriety rights and therefore felt that a licensing agreement between the Company and the technology provider was appropriate. The Company believes that it did not infringe on the technology provider’s proprietary rights; however, because of the cost of defending such a matter in court, the Company did, on January 14, 2005, enter into a non-exclusive license agreement with the telecommunication technology provider to use certain of its fax-related patents. Pursuant to this agreement, the Company has paid initial fees of $300,000. The Company recorded an accrual as of September 30, 2004 and adjusted the accrual in the fourth quarter based on the final executed agreement. The Company determined that it is probable during 2005 that an additional payment of $250,000 will become due and, therefore the Company recorded an accrual for this additional amount as of December 31, 2004. The Company may also pay up to an additional $475,000 in license fees if certain

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

specified criteria are met. This agreement resolves the reported contingency with the telecommunication technology provider.

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

On September 30, 2003, Recursion Software, Inc. filed suit in Dallas County Court in Dallas, Texas against the Company alleging breach of contract and money due under claims of quantum meruit and unjust enrichment. Recursion claims that the Company incorporated Recursion software into one of its products in breach of the underlying license. On November 3, 2003, the Company had the case removed to Federal District Court in Dallas, Texas and on January 28, 2004, Recursion asserted a copyright infringement claim against us, which was expanded in scope on September 10, 2004. No dollar amount has been stated in the action. The Company believes that it has strong defenses to the claims and intends to vigorously defend against the action. The Company believes that this matter can be resolved without a material adverse effect on its business, financial condition or results of operations, however the Company cannot provide assurance as to the outcome.

In November 2002, the Company received a notification from the French government as a result of a tax audit that had been conducted encompassing the years 1998, 1999, 2000 and 2001. These assessments claim various taxes are owed related to Value Added Tax (“VAT”) and corporation taxes in addition to what has previously been paid and accrued. As of December 31, 2004, the assessment related to VAT was approximately $3.1 million and the assessment related to corporation taxes was approximately $405,000. The Company’s tax counsel has assessed the possibility of the Company paying the assessment related to VAT as remote and the assessment related to corporation taxes as reasonably possible, therefore the Company has not accrued for these amounts. The Company is appealing the assessments, but cannot assure you that these matters will be resolved without litigation or that it will not have to pay some or all of the assessments.

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

13.   RESTRUCTURING AND OTHER CHARGES

Year Ended December 31, 2004

During 2004, the Company recognized $101,000 of legal expense related to the 2003 downsizing and reorganization in EMEA described below.

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Year Ended December 31, 2003

In February 2003, the Company announced its plan to downsize and reorganize resources in EMEA. The French office was significantly affected, with most positions moved or eliminated. The Company determined that the severance payments qualified as restructuring costs in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. These, along with related legal fees, were classified as restructuring expense.

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

Year Ended December 31, 2002

On April 4, 2002, the Company commenced a restructuring program to reduce expenses and improve efficiency due to macro-economic and capital spending issues affecting its industry. The restructuring program consisted of reducing approximately 10% of the Company’s worldwide workforce and was substantially completed by the end of the second quarter of 2002. The reduction in staff affected most business functions and geographic regions. Nearly all of the $649,000 recorded as restructuring charges related to severance payments and fringe benefits, which was classified as operating expenses.

Beginning in November 2002, the Company commenced a small restructuring program to continue to reduce expenses and improve efficiency due to macro-economic and capital spending issues affecting the industry. The restructuring program consisted of reducing approximately 2% of the Company’s worldwide workforce. The reduction in staff affected several departments and geographic regions. Nearly all of the $49,000 recorded as restructuring charges related to severance payments and fringe benefits, which was classified as operating expenses.

In addition, the Company incurred approximately $76,000 in legal fees in 2002 related to the potential restructuring of the resources in EMEA.

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

A summary of the beginning accrued restructuring charges, expensed amount, cash payments and the ending accrued restructuring charges for the years ended December 31 is presented below (in thousands).

	Beginning		Cash	Ending
	Balance	Expense	Payments	Balance
December 31, 2004:
EMEA restructuring	$549	$101	$(159)	$491
Headquarters relocation	267	—	(267)	—
Total	$816	$101	$(426)	$491
December 31, 2003:
EMEA restructuring	$53	$1,770	$(1,274)	$549
Headquarters relocation	—	1,670	(1,403)	267
Total	$53	$3,440	$(2,677)	$816
December 31, 2002:
Worldwide restructuring	$5	$774	$(726)	$53

SELECTED QUARTERLY FINANCIAL DATA (unaudited)
(in thousands, except per share amounts)

	Quarters in Year Ended December 31, 2004
	First	Second	Third	Fourth
Revenues:
Software	$6,993	$7,257	$6,591	$7,013
Services	6,713	6,384	6,823	7,345
Total revenues	13,706	13,641	13,414	14,358
Cost of revenue:
Software	493	400	446	725
Services	2,855	2,775	2,570	2,891
Total cost of revenue	3,348	3,175	3,016	3,616
Gross profit	10,358	10,466	10,398	10,742
Operating expenses:
Sales and marketing	5,028	5,076	5,301	5,232
Research and development	3,278	3,258	3,208	3,114
General and administrative	1,871	1,722	1,777	1,945
Restructuring and other charges	16	85	—	—
Total operating expenses	10,193	10,141	10,286	10,291
Operating income	165	325	112	451
Interest income, net	7	25	28	65
Income before income taxes	172	350	140	516
Income taxes	52	46	38	2
Net income	$120	$304	$102	514
Net income per share:
Basic	$0.03	$0.01	$0.02	$0.01
Diluted	$0.03	$0.01	$0.02	$0.01
Shares used to compute net income per share:
Basic	15,904	15,872	15,845	15,806
Diluted	16,499	16,476	16,735	16,700

SELECTED QUARTERLY FINANCIAL DATA (unaudited)
(in thousands, except per share amounts)

	Quarters in Year Ended December 31, 2003
	First	Second	Third	Fourth
Revenues:
Software	$8,621	$5,772	$5,684	$6,246
Services	5,763	6,335	6,455	6,636
Total revenues	14,384	12,107	12,139	12,882
Cost of revenue:
Software	292	325	254	319
Services	3,186	3,254	2,962	3,049
Total cost of revenue	3,478	3,579	3,216	3,368
Gross profit	10,906	8,528	8,923	9,514
Operating expenses:
Sales and marketing	5,207	4,910	5,028	5,637
Research and development	3,495	3,472	3,322	3,154
General and administrative	1,456	1,356	1,546	1,669
Restructuring and other charges	448	2,690	34	268
Total operating expenses	10,606	12,428	9,930	10,728
Operating income (loss)	300	(3,900)	(1,007)	(1,214)
Interest income, net	53	43	36	31
Income (loss) before income taxes	353	(3,857)	(971)	(1,183)
Income taxes	53	43	54	61
Net income (loss)	$300	$(3,900)	$(1,025)	(1,244)
Net income (loss) per share—basic and diluted	$0.02	$(0.25)	$(0.07)	$(0.08)
Shares used to compute net loss per share:
Basic	15,565	15,600	15,638	15,705
Diluted	15,947	15,600	15,638	15,705

Interactive Intelligence, Inc. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses, net	Charged to Other Accounts- Describe	Deductions- Describe(1)	Balance at End of Period
Accounts receivable allowances deducted from asset accounts:
Year ended December 31, 2004	$354,000	$174,000	$—	$118,000	$410,000
Year ended December 31, 2003	671,000	(97,000)	—	220,000	354,000
Year ended December 31, 2002	677,000	325,000	—	331,000	671,000

(1)          Uncollectible accounts written off, net of recoveries.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                Controls and Procedures.

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004 pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               Other Information.

None.

Part III

Item 10.                 Directors and Executive Officers of the Registrant.

Information with respect to Directors set forth under the caption “Election of Directors,” information with respect to Executive Officers set forth under the caption “Executive Officers,” information with respect to any delinquent filers set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and information with respect to the code of ethics set forth under the caption “Code of Ethics” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2005, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004, are incorporated herein by reference.

Item 11.                 Executive Compensation.

Information with respect to remuneration of the Company’s officers and Directors set forth under the caption “Executive Compensation” appearing in the Company’s definitive Proxy Statement for the Annual

Meeting of Shareholders to be held on May 19, 2005, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004, is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information set forth under the captions “Principal Shareholders”, “Security Ownership of Management” and “Securities Authorized for Issuance under Equity Compensation Plans” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2005, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004, is incorporated herein by reference.

Item 13.                 Certain Relationships and Related Transactions.

Information set forth under the caption “Certain Transactions” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2005, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004, is incorporated herein by reference.

Item 14.                 Principal Accountant Fees and Services

Information set forth under the caption “Independent Registered Public Accounting Firm” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2005, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004, is incorporated herein by reference.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules.

1.                 Consolidated Financial Statements

The following information appears in Item 8 of Part II of this Report:

•       Reports of Independent Registered Public Accounting Firms

•       Consolidated Balance Sheets as of December 31, 2004 and 2003

•       Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002

•       Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002

•       Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

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

Exhibit Number		Document
3.1	(1)	Restated Articles of Incorporation of the Company
3.2	(1)	By-Laws of the Company, as amended to date
10.1	(1)	*1995 Incentive Stock Option Plan, as amended
10.2	(1)	*1995 Nonstatutory Stock Option Incentive Plan
10.3	(3)	*1999 Stock Option and Incentive Plan, as amended February 22, 2000
10.4	(15)	*Outside Directors Stock Option Plan, as amended May 19, 2004
10.6	(1)	Strategic Relationship Agreement between the Company and Dialogic Corporation
10.7	(1)	Support Services Agreement between the Company and Dialogic Corporation
10.8

Patent License Agreement, dated December 31, 2004, between the Company and AudioFAX IP LLC (confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, and accordingly, those portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission)

10.9	(12)	*Employment Agreement between the Company and Donna LeGrand dated August 11, 2003
10.11	(14)	*Employment Agreement between the Company and Stephen R. Head, dated November 3, 2003
10.12	(1)	*(i) Employment Agreement between the Company and Jeremiah J. Fleming, dated as of March 1, 1997
	(1)	*(ii) Amendment A, dated May 14, 1999, to Employment Agreement between the Company and Jeremiah J. Fleming, dated as of March 1, 1997
	(9)	*(iii) Letter of Assignment between the Company and Jeremiah J. Fleming, dated as of April 1, 2001
10.13	(16)	*Employment Agreement between the Company and Pamela J. Hynes dated November 4, 1996 and the First Amendment to Employment Agreement between the Company and Pamela J. Hynes dated February 23, 2000
10.14	(1)	*Stock Option Agreement between the Company and Donald E. Brown, M.D., dated September 22, 1998
10.15	(10)	*Employment Agreement between the Company and David N. Hudson, dated January 20, 2002.
10.16	(10)

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

Exhibit Number		Document

(iii) Sublease Agreement, dated December 29, 2004, between the Company and ANGEL Learning, Inc. (formerly CyberLearning Labs, Inc.) (Exhibits thereto will be furnished supplementally to the Securities and Exchange Commission upon request.)

10.17	(8)

(i) Revolving Credit Loan Agreement, dated December 21, 2000, between the Company and KeyBank National Association (“KeyBank”), Revolving Credit Promissory Note made by the Company in favor of Keybank National Association, dated December 21, 2000.

	(9)	(ii) Modification and/or Extension Agreement, dated April 30, 2001, between the Company and KeyBank
	(11)	(iii) Modification and/or Extension Agreement, dated April 29, 2002, between the Company and KeyBank
10.18	(1)	Consolidated Subordinated Promissory Note made by the Company in favor of Donald E. Brown, M.D., dated May 1, 1999
10.19	(1)	(i) Office Lease, dated September 16, 1998, between the Company and College Park Plaza Associates, Inc.
	(4)	(ii) Lease Modification Agreement, dated December 8, 1999, between the Company and College Park Plaza Associates, Inc.
10.20	(14)

Commercial Pledge and Security Agreement, dated December 19, 2003, between the Company and KeyBank National Association and Promissory Note made by the Company in favor of Keybank National Association, dated December 19, 2003

10.21	(17)

*Form of Agreement for Incentive Stock Options under 1999 Stock Option and Incentive Plan (incorporated herein by reference from Exhibit No. (d)(3) to the Schedule TO filed by the Company on April 26, 2001)

10.22	(18)

*Form of Agreement for Nonqualified Stock Options under 1999 Stock Option and Incentive Plan (incorporated herein by reference from Exhibit No. (d)(4) to the Schedule TO filed by the Company on April 26, 2001)

10.23	(1)	Form of Indemnity Agreement between the Company and each of its directors and executive officers
10.24	(13)	*Form of Agreement for Outside Directors Stock Option under Outside Directors Stock Option Plan
10.25	(19)	*Employment Agreement dated January 3, 2005 between the Company and Joseph Staples
10.26		*Summary of certain Director and Executive Compensation
10.27	(5)	*Form of Amendment to Employment Agreement, dated March 15, 2000, between the Company and Jeremiah J. Fleming
10.28	(6)	*Interactive Intelligence, Inc. Employee Stock Purchase Plan
10.29	(7)	*Interactive Intelligence, Inc. 401(k) Savings Plan
10.31	(10)

Stock Purchase Agreement dated as of October 1, 2001 by and among the Company and Donald E. Brown, M.D. and Robert A. Compton (Exhibits thereto will be furnished supplementally to the Securities and Exchange commission upon request.)

10.32	(10)	Royalty Agreement dated as of October 1, 2001 by and among the Company and Donald E. Brown, M.D.
10.33	(10)	Royalty Agreement dated as of October 1, 2001 by and among the Company and Robert A. Compton

Exhibit Number	Document
21	Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Donald E. Brown, M.D., Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Stephen R. Head, Chief Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                          The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

(1)                The copy of this exhibit filed as the same exhibit number to the Company’s Registration Statement on Form S-1 (Registration No. 333-79509) is incorporated herein by reference.

(2)                The copy of this exhibit filed as the same exhibit number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 is incorporated herein by reference.

(3)                The copy of this exhibit filed as the same exhibit number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 is incorporated herein by reference.

(4)                The copy of this exhibit filed as the same exhibit number to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 is incorporated herein by reference.

(5)                The copy of this exhibit filed as the same exhibit number to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 is incorporated herein by reference.

(6)                The copy of this exhibit filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-33734) is incorporated herein by reference.

(7)                The copy of this exhibit filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-33772) is incorporated herein by reference.

(8)                The copy of this exhibit filed as the same exhibit number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 is incorporated herein by reference.

(9)                The copy of this exhibit filed as the same exhibit number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 is incorporated herein by reference.

(10)         The copy of this exhibit filed as the same exhibit number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 is incorporated herein by reference.

(11)         The copy of this exhibit filed as the same exhibit number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 is incorporated herein by reference.

(12)         The copy of this exhibit filed as the same exhibit number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 is incorporated herein by reference.

(13)         The copy of this exhibit filed as the same exhibit number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 is incorporated herein by reference.

(14)         The copy of this exhibit filed as the same exhibit number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 is incorporated herein by reference.

(15)         The copy of this exhibit filed as Appendix A to the Company’s Definitive Proxy Statement filed on April 8, 2004 is incorporated herein by reference.

(16)         The copy of this exhibit filed as the same exhibit number to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

(17)         The copy of this exhibit filed as Exhibit No. (d)(3) to the Schedule TO filed by the Company on April 26, 2001 is incorporated herein by reference.

(18)         The copy of this exhibit filed as Exhibit No. (d)(4) to the Schedule TO filed by the Company on April 26, 2001 is incorporated herein by reference.

(19)         The copy of this exhibit filed as the same exhibit number to the Company’s Current Report on Form 8-K filed on January 6, 2005 is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE INTELLIGENCE, INC.
(Registrant)
Date: March 28, 2005	By	/s/ STEPHEN R. HEAD
Stephen R. Head
Chief Financial Officer, Vice President of Finance and Administration, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE
/s/ DONALD E. BROWN, M.D.	Chairman, President, Chief	March 28, 2005
Donald E. Brown, M.D.	Executive Officer and
Director (Principal
Executive Officer)
/s/ STEPHEN R. HEAD	Chief Financial Officer,	March 28, 2005
Stephen R. Head	Vice President of Finance and
Administration, Secretary
and Treasurer
(Principal Financial Officer
and Principal Accounting Officer)
/s/ EDWARD L. HAMBURG	Director	March 28, 2005
Edward L. Hamburg
/s/ MARK A. HILL	Director	March 28, 2005
Mark A. Hill
/s/ SAMUEL F. HULBERT, Ph.D	Director	March 28, 2005
Samuel F. Hulbert, Ph.D
/s/ WILLIAM E. MCWHIRTER	Director	March 28, 2005
William E. McWhirter