Form 10-Q
period 2005-03-31
INTERACTIVE INTELLIGENCE INC
filed 2005-05-10
CIK 1083318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☐    No ☒

The number of shares of common stock outstanding on April 30, 2005 was 16,009,258.

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements and Footnotes.

Interactive Intelligence, Inc.

Condensed Consolidated Balance Sheets

As of March 31, 2005 and December 31, 2004

(in thousands, except share amounts)

	March 31, 2005	December 31, 2004
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$15,155	$14,603
Accounts receivable, net of allowance for doubtful accounts of $470 in 2005 and $410 in 2004	10,119	10,251
Prepaid expenses	2,919	2,119
Other current assets	646	836
Total current assets	28,839	27,809
Property and equipment, net	4,039	4,071
Other assets, net	629	618
Total assets	$33,507	$32,498

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$3,000	$3,000
Accounts payable and accrued liabilities	5,467	5,894
Accrued compensation and related expenses	1,196	1,200
Deferred software revenues	4,693	4,484
Deferred services revenues	13,863	12,884
Total current liabilities	28,219	27,462
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 authorized; 15,983,071 issued and outstanding at March 31, 2005, 15,926,594 issued and outstanding at December 31, 2004	160	159
Additional paid-in capital	65,405	65,179
Accumulated deficit	(60,277)	(60,302)
Total shareholders’ equity	5,288	5,036
Total liabilities and shareholders’ equity	$33,507	$32,498

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.

Condensed Consolidated Statements of Operations (unaudited)

For the Three Months Ended March 31, 2005 and 2004

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004
Revenues:
Software	$7,795	$6,993
Services	6,798	6,713
Total revenues	14,593	13,706
Cost of revenues:
Software	632	493
Services	2,841	2,855
Total cost of revenues	3,473	3,348
Gross profit	11,120	10,358
Operating expenses:
Sales and marketing	5,858	5,028
Research and development	3,195	3,278
General and administrative	2,063	1,871
Restructuring and other charges	—	16
Total operating expenses	11,116	10,193
Operating income	4	165
Interest income, net	51	7
Income before income taxes	55	172
Income taxes	30	52
Net income	$25	$120

Net income per share:
Basic	$0.00	$0.01
Diluted	0.00	0.01

Shares used to compute net income per share:
Basic	15,958	15,806
Diluted	16,554	16,700

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.

Condensed Consolidated Statement of Shareholders’ Equity (unaudited)

For the Three Months Ended March 31, 2005

(in thousands)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2004	15,927	$159	$65,179	$(60,302)	$5,036

Issuances of common stock	19	—	57	—	57
Exercise of stock options	37	1	126	—	127
Stock-based compensation	—	—	43	—	43
Net income	—	—	—	25	25

Balances, March 31, 2005	15,983	$160	$65,405	$(60,277)	$5,288

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

For the Three Months Ended March 31, 2005 and 2004

(in thousands)

	Three Months Ended March 31,
	2005	2004
Operating activities:
Net income	$25	$120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	598	873
Amortization of deferred stock-based compensation	43	3
Changes in operating assets and liabilities:
Accounts receivable	132	1,610
Prepaid expenses	(800)	(302)
Other current assets	190	(221)
Other assets	(11)	(40)
Accounts payable and accrued liabilities	(427)	(12)
Accrued compensation and related expenses	(4)	77
Deferred software revenues	209	(495)
Deferred services revenues	979	(151)
Net cash provided by operating activities	934	1,462

Investing activities:
Purchases of property and equipment	(566)	(364)
Sales of available-for-sale investments	—	3,008
Net cash provided (used) by investing activities	(566)	2,644

Financing activities:
Payments on line of credit, net	—	(1,600)
Proceeds from issuance of common stock	57	72
Proceeds from stock options exercised	127	84
Net cash provided (used) by financing activities	184	(1,444)

Net increase in cash and cash equivalents	552	2,662
Cash and cash equivalents, beginning of period	14,603	12,461
Cash and cash equivalents, end of period	$15,155	$15,123

Cash paid for interest	$1	$13
Cash paid for taxes	51	3

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2005 and 2004 (unaudited)

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

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

These financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2004, included in the Company’s Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 28, 2005. Our results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

2.             Net Income Per Common Share

Basic net income per share is calculated based on the weighted-average number of outstanding common shares in accordance with Financial Accounting Standards Board (FASB) Statement No. 128, Earnings per Share. Diluted net income per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares. Potential common shares are composed of shares of common stock issuable upon the exercise of stock options. The calculation of dilutive net income per share excludes shares underlying outstanding stock options with exercise prices that exceed the average market price of the Company’s common stock for the period, as the effect would be antidilutive.

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net income, as reported (A)	$25	$120

Weighted average outstanding shares of common stock (B)	15,958	15,806
Dilutive effect of options to purchase common stock	596	894
Common stock and common stock equivalent shares (C)	16,554	16,700

Net income per share:
Basic (A/B)	$0.00	$0.01
Diluted (A/C)	0.00	0.01

The Company’s calculation of diluted net income per share for the three months ended March 31, 2005 and 2004 excludes options to purchase 2.4 million and 1.2 million shares of common stock, respectively, as their effect would be antidilutive.

3.             Stock-Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. FASB Statement No. 123, Accounting for Stock-Based Compensation and FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure - an amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of

FASB Statements No. 123 and 148. See Note 6 below for a discussion of upcoming changes to the accounting for stock-based compensation.

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

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$25	$120
Add: Stock-based compensation expense included in reported net income, net of related tax effects	43	3
Deduct: Total stock-based compensation expense determined under fair-value-based method for all awards, net of related tax effect	(789)	(769)
Pro forma net loss	$(721)	$(646)

Net income (loss) per share:
Basic — as reported	$0.00	$0.01
Diluted — as reported	0.00	0.01
Basic — pro forma	(0.05)	(0.04)
Diluted — pro forma	(0.05)	(0.04)

4.             Concentration of Credit Risk

Two resellers had greater than 10% concentration of accounts receivable and together represented 27% of accounts receivable as of March 31, 2005. No reseller represented greater than 10% of accounts receivable as of December 31, 2004.

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

On January 14, 2005, the Company entered into a non-exclusive license agreement with a telecommunication technology provider to use certain of its fax-related patents.  Pursuant to this agreement, the Company has paid initial fees of $300,000 and recorded an accrual of $250,000 during the three months ended December 31, 2004 for additional fees the Company believes are probable.  The Company may also pay up to an additional $475,000 in license fees if certain specified criteria are met.

In December 2002, the Company received a letter from one of its resellers requesting indemnification related to a request that the reseller had received for indemnification from a customer. The Company has not received any correspondence from the reseller since May 2003 and does not believe that this matter will have a material adverse effect on its business, financial condition or results of operations; however, the Company cannot provide assurance as to the outcome.

On September 30, 2003, Recursion Software, Inc. filed suit in Dallas County Court in Dallas, Texas against the Company alleging breach of contract and money due under claims of quantum meruit and unjust enrichment. Recursion claims that the Company incorporated Recursion software into one of its products in breach of the underlying license. On November 3, 2003, the Company had the case removed to Federal District Court in Dallas, Texas and on January 28, 2004, Recursion asserted a copyright infringement claim against the Company, which was expanded in scope on September 10, 2004. No dollar amount has been stated in the action. The Company believes that it has strong defenses to the claims and intends to vigorously defend against the action. The Company believes that this matter can be resolved without a material adverse effect on its business, financial condition or results of operations; however, the Company cannot provide assurance as to the outcome.

In November 2002, the Company received a notification from the French government as a result of a tax audit that had been conducted encompassing the years 1998, 1999, 2000 and 2001. These assessments claim various taxes are owed related to Value Added Tax (VAT) and corporation taxes in addition to what has previously been paid and accrued. As of March 31, 2005, the assessment related to VAT was approximately $3.0 million and the assessment related to corporation taxes was approximately $389,000. The Company’s tax counsel has assessed the possibility of the Company paying the assessment related to VAT as remote and the assessment related to corporation taxes as reasonably possible. The Company has not accrued for these amounts. The Company is appealing the assessments, but cannot assure you that these matters will be resolved without litigation or that it will not have to pay some or all of the assessments.

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

6.             Recent Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic value-based method previously allowable under APB Opinion No. 25 (see Note 3 above). In March 2005, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) 107, Share-Based Payment, which expresses views of the SEC staff about the application of FASB Statement No. 123R. FASB Statement No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that FASB Statement No. 123R will be effective for annual reporting periods beginning on or after June 15, 2005. The Company expects that the adoption will have a significant adverse impact on its consolidated net income and net income per share.

In December 2004, the FASB issued FASB Statement No. 153, Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29 (Accounting for Nonmonetary Transactions). FASB Statement No. 153 requires that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. Further, it expands the exception for nonmonetary exchanges of similar productive assets to nonmonetary assets that do not have commercial substance. The provisions of FASB Statement No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of the provisions of FASB Statement No. 153 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

The Company does not expect the adoption of these new tax provisions to have a material impact on its consolidated financial position, results of operations or cash flows.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

Certain statements in this Form 10-Q contain “forward-looking” information (as defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can often be identified by their use of such verbs as “expects,” “anticipates,” and “believes” or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, the “Certain factors that may affect our future operating results” described herein and the Risk Factors described in our Securities and Exchange Commission filings, including the Form 10-K filing for the year ended December 31, 2004.

Overview

We are a leading provider of software applications for contact centers and plan to leverage that leadership position to provide mission critical VoIP applications to enterprises. Our customers are in a wide variety of fields including financial institutions, government, healthcare and retail, among others. We are a global software provider with presence in: North America; Europe, Middle East and Africa (EMEA); and Australia and other Asia/Pacific countries (APAC).

Financial Highlights

For the years ending December 31, 2004 and 2003 we saw a growth rate in revenues of 7% and 8%, respectively. Revenue growth within any given quarter varies. Factors such as our potential customers’ budget constraints, personnel resources to implement the software, and willingness to implement a critical telecommunications system, can affect the timing of when our revenues occur.

The information below shows our total revenues (in millions) for the most recent five quarters and the previous two years and percentage change over the previous period.

Period	Revenues	% Growth
Three months ended:
March 31, 2005	$14.6	2%
December 31, 2004	14.4	7
September 30, 2004	13.4	(2)
June 30, 2004	13.6	—
March 31, 2004	13.7	6

Year ended December 31:
2004	$55.1	7%
2003	51.5	8

Our experience is that once companies have implemented our software and the personnel at these companies experience the capabilities and efficiencies of our software, these companies increase their technology spending for our software. However, we cannot assure you that this will continue to be the case. Future licensing to new customers is dependent on the economy and whether companies will allocate their resources to upgrade their systems.

Revenues recognized in the three months ended March 31, 2005 increased $887,000 over revenues for the three months ended March 31, 2004. Beginning in the first quarter of 2004, we began offering perpetual licenses to our new customers and therefore the recognition of revenues on new contracts signed in 2004 was accelerated compared to how revenues were previously recognized under typical annually renewable licenses. Because the three months ended March 31, 2004 was the first quarter the perpetual contracts were offered, there was not yet a large percentage of perpetual contracts during that quarter. In the three months ended March 31, 2005, 63% of the software revenues recognized were related to perpetual license agreements compared to 39% of the software revenues in the three months ended March 31, 2004.

We formed a new subsidiary, Vonexus, on July 1, 2004. Vonexus is focused on selling a complete IP-based phone system, including hardware, to Microsoft-based small and medium-sized businesses. As a result of the formation of Vonexus and this new market focus, we have experienced higher expenses in sales and marketing since the third quarter of 2004. In the first quarter of 2005 we recognized our first revenues related to Vonexus, which were minimal. We expect the higher sales and marketing costs to continue. However, we expect to record additional revenues in 2005 from Vonexus, which will partially offset these additional expenses. We may also incur additional costs of revenues related to hardware costs and, as a consequence, if Vonexus sales become significant, our gross profits as a percentage of revenues may decline.

Operating expenses for the three months ended March 31, 2005 increased $923,000 compared to the three months ended March 31, 2004. This increase was the result of an increase in sales and marketing expenses, principally due to costs for our subsidiary, Vonexus, and an increase in general and administrative expenses due to increasing headcount, partially offset by lower legal costs, depreciation and insurance expenses. Research and development expenses decreased slightly.

We had approximately $15.2 million of cash and cash equivalents as of March 31, 2005. We had borrowings under a line of credit of $3.0 million as of March 31, 2005, which has since been repaid in full. We believe that if our revenues increase, our accounts receivable are collected timely and our expenses remain controlled, we will maintain or increase our liquidity position. If revenues decrease, or if we are unable to collect our account receivable balances from our customers on a timely basis, our liquidity position may weaken, which would result in the need to raise capital, either through the capital markets or debt financings.

Historical Results of Operations

The following table presents certain financial data, derived from our unaudited statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results that may be expected for the full year or for any future period.

	Three Months Ended March 31,
	2005	2004
Revenues:
Software	53%	51%
Services	47	49
Total revenues	100	100
Cost of revenues:
Software	4	3
Services	20	21
Total cost of revenues	24	24
Gross profit	76	76
Operating expenses:
Sales and marketing	40	37
Research and development	22	24
General and administrative	14	14
Restructuring and other charges	—	—
Total operating expenses	76	75
Operating income	—	1
Interest income, net	—	—
Income before income taxes	—	1
Income taxes	—	—
Net income	—%	1%

Comparison of Three Months Ended March 31, 2005 and 2004

Revenues

Software Revenues

	Three Months Ended March 31,
	2005	2004
	($ in thousands)
Software revenues	$7,795	$6,993
Change from prior year	11%	(19)%
Percentage of total revenues	53%	51%

The increase in software revenues for the three months ended March 31, 2005 compared to the three months ended March 31, 2004, was related primarily to an increase in the percentage of perpetual license agreements we recognized in 2005. Beginning in the first quarter of 2004, we began offering perpetual licenses to our new customers and therefore the recognition of revenues on new contracts signed in 2004 was accelerated compared to how revenues were recognized under annually renewable licenses in 2004. Because the three months ended March 31, 2004 was the first quarter the perpetual contracts were offered, there was not yet a large percentage of perpetual contracts during that quarter. In the three months ended March 31, 2005, 63% of the software revenues recognized were related to perpetual license agreements compared to 39% of the software revenues in the three months ended March 31, 2004.

Services Revenues

	Three Months Ended March 31,
	2005	2004
	($ in thousands)
Services revenues	$6,798	$6,713
Change from prior year	1%	16%
Percentage of total revenues	47%	49%

Services revenues remained relatively constant for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.  Our services revenues should grow as we sign and install new customers and as existing customers continue to renew licenses and pay for maintenance on our software applications. For the three months ended March 31, 2005, maintenance revenues grew 15% over the three months ended March 31, 2004, however, other services revenue (such as education and global services revenues) declined during the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The percent of services revenues to total revenues decreased slightly due to the increase in software revenues.

Cost of Revenues

	Three Months Ended March 31,
	2005	2004
	($ in thousands)
Cost of revenues:
Software	$632	$493
Services	2,841	2,855
Total cost of revenues	$3,473	$3,348
Total change from prior year	4%	(4)%
Software costs as a % of software revenues	8%	7%
Services costs as a % of services revenues	42%	43%

Costs of software consist primarily of product and software royalties paid to third parties for the use of their technologies in our products, hardware costs related to Vonexus and, to a lesser extent, software packaging costs, which include product media, duplication and documentation. Costs of software can fluctuate depending on which software applications are licensed to our customers, the third party technology, if any, which is licensed and the number of Vonexus systems sold. The increase in the software costs for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was due to increased royalties for third party software and Vonexus hardware.

Costs of services consist primarily of compensation expenses for technical support, education and professional services personnel, hardware costs related to Interactive Intelligence and other costs associated with supporting our resellers and customers. These costs remained relatively constant for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

Gross Profit

	Three Months Ended March 31,
	2005	2004
	($ in thousands)
Gross profit	$11,120	$10,358
Change from prior year	7%	(5)%
Percentage of total revenues	76%	76%

Gross profit increased for the three months ended March 31, 2005 compared to March 31, 2004. This increase was mainly the result of an increase in software revenues as discussed above. Gross profit as a percentage of total revenues was constant.

Operating Expenses

Sales and Marketing

	Three Months Ended March 31,
	2005	2004
	($ in thousands)
Sales and marketing expenses	$5,858	$5,028
Change from prior year	17%	(3)%
Percentage of total revenues	40%	37%
Percentage of software revenues	75%	72%

Sales and marketing expenses are comprised primarily of compensation expense, travel, marketing, entertainment and other related expenses. These expenses increased for the three months ended March 31, 2005 compared to March 31, 2004. As anticipated and discussed in our Form 10-K for the year ended December 31, 2004, the majority of this increase was due to payroll expenses and other costs associated with Vonexus, our wholly-owned subsidiary. As described previously under Financial Highlights, we expect these Vonexus costs to continue, although we expect to record increased revenues from Vonexus in the second quarter to offset some of the increased expenses.

Research and Development

	Three Months Ended March 31,
	2005	2004
	($ in thousands)
Research and development expenses	$3,195	$3,278
Change from prior year	(3)%	(6)%
Percentage of total revenues	22%	24%

Research and development expenses are comprised primarily of compensation expenses.  Research and development expenses decreased slightly for the three months ended March 31, 2005 compared to March 31, 2004 due to a decrease in staffing and lower depreciation expense as certain of our assets become fully depreciated, partially offset by increased software purchases and increased costs of localization of our software.

General and Administrative

	Three Months Ended March 31,
	2005	2004
	($ in thousands)
General and administrative expenses	$2,063	$1,871
Change from prior year	10%	29%
Percentage of total revenues	14%	14%

General and administrative expenses are comprised of compensation expense and non-allocable expenses including bad debt, legal and other professional service fees. General and administrative expenses increased for the three months ended March 31, 2005 compared to March 31, 2004. This increase was the result of higher payroll expenses due to increased staffing and an increase in other office expenses as well as a decrease in gains from foreign exchange. This increase was partially offset by decreases in depreciation, premiums for corporate insurance and legal services.

Interest Income, Net

The majority of interest income, net is made up of interest earned from investments and interest-bearing cash accounts. Interest expense, which is not material for any periods reported, is also included in interest income, net. Interest earnings improved during the three months ended March 31, 2005 compared to the three months ended March 31, 2004 as shown below.

	Three Months Ended March 31,
	2005	2004
	($ in thousands)
Cash, cash equivalents and short-term investments (average)	$14,879	$15,296
Interest income	52	20
Return on investment	1.4%	.5%

The increase in net interest income for the three months ended March 31, 2005 compared to March 31, 2004 was related mainly to a change in the funds that we invested in. The new funds have a higher interest rate and lower fees.

Liquidity and Capital Resources

In 1999 we raised cash through an initial public offering that provided net proceeds of $34.9 million. In 2001 we received an equity investment that yielded $15 million in cash. In addition, we generate cash from the collections we receive related to licensing our application software and from annual license renewals, maintenance and support and other services revenues. We also have in place a $3 million line of credit, which we fully utilized as of March 31, 2005, all of which was repaid in full subsequent to March 31, 2005. We use cash primarily for paying our employees (including salaries, commissions, benefits and severance), leasing office space, reimbursing travel expenses, paying insurance premiums and paying vendors for services rendered and supplies purchased.

We determine liquidity by combining cash and cash equivalents and short-term investments net of our line of credit borrowings as shown in the table below. Our total liquidity position improved as of March 31, 2005 compared with our position as of December 31, 2004. We did not have any short-term investments at March 31, 2005 or December 31, 2004. We believe that our current liquidity position, when combined with our anticipated cash flows from operations, will be sufficient to satisfy our cash needs over the next 12 months. If cash flows from operations are less than anticipated or we have additional cash needs (such as an unfavorable outcome in legal proceedings), our liquidity may not be sufficient to cover our needs. In this case, we may be forced to raise additional capital, either through the capital markets or debt financings. We may not be able to receive favorable terms in raising this capital.

	March 31, 2005	December 31, 2004
	($ in thousands)
Cash and cash equivalents	$15,155	$14,603
Line of credit	(3,000)	(3,000)
Liquidity, net	$12,155	$11,603

Our operating activities resulted in net cash provided of $934,000 and $1.5 million for the three months ended March 31, 2005 and 2004, respectively. For the three months ended March 31, 2005, the decrease in cash provided from operating activities was a result of an increase in deferred revenues, offset by an increase in prepaid expenses and a decrease in accounts payable.

The amount that we report as cash and cash equivalents or as temporary investments fluctuates depending on investing practices in each period. Purchases of short-term investments are reported as a use of cash and the related receipt of proceeds upon maturity of the investment is reported as a source of cash.

We purchased property and equipment with a cost of $566,000 and $364,000 in the three months ended March 31, 2005 and 2004, respectively. These purchases related mainly to in-house technology.

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

We also generate revenues from other services that we provide to our resellers and customers. These additional revenues include fees for educational services and professional services. Revenues from educational services, which consist of training courses for resellers and customers, and professional services, which include implementing our products for a customer, are recognized as the related services are performed.

Allowance for Doubtful Accounts Receivable

We adjust our allowance for doubtful accounts for each reporting period based on an average bad debt expense to revenue ratio and based on a detailed analysis of our accounts receivable at the end of that period. In estimating the allowance for doubtful accounts, we primarily consider the age of the reseller’s or customer’s receivable and also consider the creditworthiness of the reseller or customer, the economic conditions of the customer’s industry, and general economic conditions, among other factors. If payment is not made timely, we contact the customer or reseller to try to obtain payment. If this is not successful, we institute other collection practices such as generating collection letters, involving our sales representatives and ultimately terminating the customer’s or reseller’s access to future upgrades, licenses and customer support. Once all collection efforts are exhausted, the receivable is written off against the allowance for doubtful accounts.

Research and Development

Through March 31, 2005, all research and development expenditures have been expensed as incurred. Based on our product development process and technological feasibility, the date at which capitalization of development costs may begin is established upon completion of a working model. Costs incurred between completion of the working model and the point at which the product is ready for general release have been insignificant.

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

WE HAVE HISTORICALLY INCURRED LOSSES AND WE MAY NOT SUSTAIN PROFITABILITY

Since the first quarter of 2004, we have reported net income. We have historically incurred losses and may do so again in the future. We incurred net losses of $5.9 million and $7.7 million in 2003 and 2002, respectively. At March 31, 2005, we had accumulated net losses since inception of $60.3 million. We intend to continue to make significant investments in our research and development, marketing, services, sales operations and our new subsidiary, Vonexus. In addition, as discussed in Note 6 of Notes to Consolidated Financial Statements, FASB Statement No. 123R will have an adverse effect on our operating results when we implement it. As a result, we may experience losses and/or negative cash flow from operations in future quarters.

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

A DECLINE IN MARKET ACCEPTANCE FOR MICROSOFT TECHNOLOGIES ON WHICH OUR PRODUCTS RELY COULD HAVE A MATERIAL ADVERSE EFFECT ON US

Our products currently run only on Microsoft Windows operating systems. In addition, our products use other Microsoft technologies, including Microsoft Exchange Server and Microsoft SQL Server. A decline in market acceptance for Microsoft technologies or the increased acceptance of other server technologies could cause us to incur significant development costs and could have a material adverse effect on our ability to market our current products. Although we believe that Microsoft technologies will continue to be widely used by businesses, we cannot assure you that businesses will adopt these technologies as anticipated or will not in the future migrate to other competing technologies that we do not currently support. In addition, our products and technologies must continue to be compatible with new developments in Microsoft technologies.

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

We regard our software products as proprietary. In an effort to protect our proprietary rights, we rely primarily on a combination of copyright, trademark and trade secret laws, as well as patents, licensing and other agreements with consultants, suppliers, strategic and partners, resellers and customers, and employee and third-party non-disclosure agreements. These laws and agreements provide only limited protection of our proprietary rights. It may be possible for a third party to copy or otherwise obtain and use our technology without authorization. A third party could also develop similar technology independently. In addition, the laws of some countries in which we license our products do not protect our software and intellectual property rights to the same extent as the laws of the United States. Unauthorized copying, use or reverse engineering of our products could materially adversely affect our business, results of operations or financial condition.

We license technology that is embedded in our products. If one or more of these licenses terminates or cannot be renewed on satisfactory terms, we would have to modify the affected products to use alternative technology or eliminate the affected product function, either of which could have a material adverse effect on us.

INFRINGEMENT CLAIMS COULD ADVERSELY AFFECT US

Third parties have claimed or may in the future claim that our technology infringes their proprietary rights. As the number of software products in our target markets increases and the functionality of these products overlap, we believe that software developers may face additional infringement claims. See Note 5 of Notes to Condensed Consolidated Financial Statements for a description of contingencies.

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

OUR INTERNATIONAL OPERATIONS INVOLVE FINANCIAL AND OPERATIONAL RISKS

Our international operations require significant management attention and financial resources to establish and operate, including hiring appropriate personnel and recruiting effective international resellers. Non-North American revenues accounted for 27%, 22% and 13% of our total revenues for the three months ended March 31, 2005 and the years ended December 31, 2004 and 2003, respectively. We have marketing efforts in the Americas, EMEA and APAC. We intend to continue to emphasize our international operations and we may enter additional international markets. Revenues from international operations may be inadequate to cover the expenses of those operations. In addition to foreign currency fluctuation risks, other risks inherent in our international business activities may include the following:

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

This risk may be heightened because our industry is relatively new and evolving, characterized by rapid technological change and susceptible to the introduction of new competing technologies or competitors.

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

Item 4.    Controls and Procedures.

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005 pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2002, we received a letter from one of our resellers requesting indemnification related to a request that the reseller had received for indemnification from a customer. We have not received any correspondence from the reseller since May 2003 and do not believe that this matter will have a material adverse effect on our business, financial condition or results of operations; however, we cannot provide assurance as to the outcome.

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

In November 2002, we received a notification from the French government as a result of a tax audit that had been conducted encompassing the years 1998, 1999, 2000 and 2001. These assessments claim various taxes are owed related to Value Added Tax (VAT) and corporation taxes in addition to what has previously been paid and accrued. As of March 31, 2005, the assessment related to VAT was approximately $3.0 million and the assessment related to corporation taxes was approximately $389,000. Our tax counsel has assessed the possibility of us paying the assessment related to VAT as remote and the assessment related to corporation taxes as reasonably possible. We have not accrued for these amounts. We are appealing the assessments, but cannot assure you that these matters will be resolved without litigation or that we will not have to pay some or all of the assessments.

From time to time, we are also involved in certain intellectual property claims and legal proceedings in the ordinary course of conducting our business. While the ultimate liability pursuant to these actions cannot currently be determined, we believe these claims and legal proceedings will not have a material adverse effect on our business, financial condition or results from operations. Litigation in general, and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict

Item 6.    Exhibits.

(a)           Exhibits

3.1           Restated Articles of Incorporation of the Company (incorporated herein by reference from the same exhibit number to the Company’s Registration Statement on Form S-1 (Registration No. 333-79509))

3.2           By-Laws of the Company, as amended to date (incorporated herein by reference from the same exhibit number to the Company’s Registration Statement on Form S-1 (Registration No. 333-79509))

31.1         Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2         Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1         Certification of Donald E. Brown, M.D., CEO, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2         Certification of Stephen R. Head, CFO, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interactive Intelligence, Inc.
(Registrant)

Date: May 10, 2005	By	/s/ Stephen R. Head
Stephen R. Head
Chief Financial Officer, Vice President of Finance and Administration, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)