Form 10-Q
period 2005-06-30
INTERACTIVE INTELLIGENCE INC
filed 2005-08-15
CIK 1083318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares of common stock outstanding on July 31, 2005 was 16,044,305.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements and Footnotes.

Interactive Intelligence, Inc.

Condensed Consolidated Balance Sheets

As of June 30, 2005 and December 31, 2004

(in thousands, except share amounts)

	June 30,	December 31,
	2005	2004
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$13,639	$14,603
Accounts receivable, net of allowance for doubtful accounts of $556 in 2005 and $410 in 2004	13,210	10,251
Prepaid expenses	2,130	2,119
Other current assets	689	836
Total current assets	29,668	27,809
Property and equipment, net	4,155	4,071
Other assets, net	654	618
Total assets	$34,477	$32,498

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$3,000	$3,000
Accounts payable and accrued liabilities	4,956	5,894
Accrued compensation and related expenses	1,390	1,200
Deferred product revenues	4,477	4,484
Deferred services revenues	14,916	12,884
Total current liabilities	28,739	27,462
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 authorized; 16,029,287 issued and outstanding at June 30, 2005, 15,926,594 issued and outstanding at December 31, 2004	160	159
Additional paid-in capital	65,565	65,179
Accumulated deficit	(59,987)	(60,302)
Total shareholders’ equity	5,738	5,036
Total liabilities and shareholders’ equity	$34,477	$32,498

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.

Condensed Consolidated Statements of Operations (unaudited)

For the Three and Six Months Ended June 30, 2005 and 2004

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Product	$8,596	$7,261	$16,482	$14,356
Services	7,026	6,380	13,733	12,991
Total revenues	15,622	13,641	30,215	27,347
Cost of revenues:
Product	1,108	404	1,874	999
Services	2,703	2,771	5,410	5,524
Total cost of revenues	3,811	3,175	7,284	6,523
Gross profit	11,811	10,466	22,931	20,824
Operating expenses:
Sales and marketing	6,146	5,047	12,000	10,064
Research and development	3,212	3,258	6,407	6,536
General and administrative	2,035	1,776	4,056	3,705
Restructuring and other charges	—	85	—	101
Total operating expenses	11,393	10,166	22,463	20,406
Operating income	418	300	468	418
Other income (expense):
Interest income, net	62	25	113	32
Other income (expense)	(136)	25	(182)	72
Total other income (expense)	(74)	50	(69)	104
Income before income taxes	344	350	399	522
Income taxes	54	46	84	98
Net income	$290	$304	$315	$424

Net income per share:
Basic	$0.02	$0.02	$0.02	$0.03
Diluted	0.02	0.02	0.02	0.03

Shares used to compute net income per share:
Basic	16,015	15,845	15,986	15,826
Diluted	16,685	16,735	16,608	16,716

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.

Condensed Consolidated Statement of Shareholders’ Equity (unaudited)

For the Six Months Ended June 30, 2005

(in thousands)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2004	15,927	$159	$65,179	$(60,302)	$5,036

Issuances of common stock	33	—	111	—	111
Exercise of stock options	69	1	214	—	215
Stock-based compensation	—	—	61	—	61
Net income	—	—	—	315	315

Balances, June 30, 2005	16,029	$160	$65,565	$(59,987)	$5,738

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

For the Six Months Ended June 30, 2005 and 2004

(in thousands)

	Six Months Ended
	June 30,
	2005	2004
Operating activities:
Net income	$315	$424
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	1,143	1,670
Amortization of deferred stock-based compensation	61	10
Changes in operating assets and liabilities:
Accounts receivable	(2,959)	473
Prepaid expenses	(11)	46
Other current assets	147	2
Other assets	(36)	11
Accounts payable and accrued liabilities	(938)	(54)
Accrued compensation and related expenses	190	(132)
Deferred product revenues	(7)	(2,688)
Deferred services revenues	2,032	(144)
Net cash used by operating activities	(63)	(382)

Investing activities:
Purchases of property and equipment	(1,227)	(583)
Sales of available-for-sale investments	—	3,008
Net cash provided (used) by investing activities	(1,227)	2,425

Financing activities:
Payments on line of credit, net	—	200
Proceeds from issuance of common stock	111	149
Proceeds from stock options exercised	215	153
Net cash provided by financing activities	326	502

Net increase (decrease) in cash and cash equivalents	(964)	2,545
Cash and cash equivalents, beginning of period	14,603	12,461
Cash and cash equivalents, end of period	$13,639	$15,006

Cash paid for interest	$8	$14
Cash paid for taxes	180	4

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.

Notes To Condensed Consolidated Financial Statements

June 30, 2005 and 2004 (unaudited)

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

Principal operations of the Company commenced during 1997. Since then, the Company has established wholly-owned subsidiaries in Australia, France, the Netherlands and the United Kingdom, and in 2004 formed its Vonexus subsidiary for Global Enterprise IP Telephony and Microsoft small business customer markets. The Company also currently has branch offices in Canada, Germany, Hong Kong, Japan, Korea, Malaysia, Singapore and Sweden. The Company markets its software applications in the Americas, Europe, the Middle East and Africa (EMEA), and the Asia Pacific region (APAC).

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

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income, as reported (A)	$290	$304	$315	$424

Weighted average outstanding shares of common stock (B)	16,015	15,845	15,986	15,826
Dilutive effect of options to purchase common stock	670	890	622	890
Common stock and common stock equivalent shares (C)	16,685	16,735	16,608	16,716

Net income per share:
Basic (A/B)	$0.02	$0.02	$0.02	$0.03
Diluted (A/C)	0.02	0.02	0.02	0.03

The Company’s calculation of diluted net income per share for the three months ended June 30, 2005 and 2004 excludes options to purchase 2.0 million and 1.2 million shares of common stock, respectively, and diluted net income per share for the six months ended June 30, 2005 and 2004 excludes options to purchase 2.2 million and 1.2 million shares of common stock, respectively, as their effect would be antidilutive.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income, as reported	$290	$304	$315	$424
Add: Stock-based compensation expense included in reported net income, net of related tax effects	18	7	61	10
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effect	(842)	(855)	(1,614)	(1,607)
Pro forma net loss	$(534)	$(544)	$(1,238)	$(1,173)

Net income (loss) per share:
Basic – as reported	$0.02	$0.02	$0.02	$0.03
Diluted – as reported	$0.02	$0.02	$0.02	$0.03
Basic – pro forma	$(0.03)	$(0.03)	$(0.08)	$(0.07)
Diluted – pro forma	$(0.03)	$(0.03)	$(0.08)	$(0.07)

4.     Reclassifications

During the second quarter of 2005, the Company reclassified, for prior periods, certain foreign currency transaction gains and losses, as well as foreign tax withholdings, from sales and marketing, and general and administrative expenses, to other income (expense). These reclassifications had no impact on the Company’s total consolidated results in any period presented.

5.     Concentration of Credit Risk

No resellers or customers had greater than 10% concentration of accounts receivable as of June 30, 2005 or as of December 31, 2004.

6.     Contingencies

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

On January 14, 2005, the Company entered into a non-exclusive license agreement with a telecommunication technology provider to use certain of its fax-related patents.  Pursuant to this agreement, the Company has paid initial fees of $300,000 and will pay additional fees of $250,000 in August 2005.  The Company may also pay up to an additional $475,000 in license fees if certain specified criteria are met.

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

In November 2002, the Company received a notification from the French government as a result of a tax audit that had been conducted encompassing the years 1998, 1999, 2000 and 2001. These assessments claim various taxes are owed related to Value Added Tax (VAT) and corporation taxes in addition to what has previously been paid and accrued. As of June 30, 2005, the assessment related to VAT was approximately $2.8 million and the assessment related to corporation taxes was approximately $364,000. The Company’s tax counsel has assessed the possibility of the Company paying the assessment related to VAT as remote and the assessment related to corporation taxes as reasonably possible. The Company has not accrued for these amounts. The Company is appealing the assessments, but cannot assure you that these matters will be resolved without litigation or that it will not have to pay some or all of the assessments.

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

7.     Recent Accounting Pronouncements

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

Overview

We are a leading provider of software applications for contact centers and plan to leverage that leadership position to provide mission critical VoIP applications to enterprises. Our customers are in a wide variety of fields including financial institutions, government, healthcare and retail, among others. We are a global software provider with a presence in North America, Europe, Middle East and Africa (EMEA), and the Asia Pacific region (APAC).

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

Period	Revenues	% Growth
Three months ended:
June 30, 2005	$15.6	7%
March 31, 2005	14.6	2
December 31, 2004	14.4	7
September 30, 2004	13.4	(2)
June 30, 2004	13.6	—

Year ended December 31:
2004	$55.1	7%
2003	51.5	8

Our experience is that once organizations have implemented our software and their personnel experience the capabilities and efficiencies of our software, these organizations tend to increase their spending for our software. However, we cannot assure you that this will continue to be the case. Future licensing to new customers is dependent on the economy and whether companies will allocate their resources to upgrade their systems.

Revenues recognized in the three and six months ended June 30, 2005 increased $2.0 million and $2.9 million, respectively, over revenues for the three and six months ended June 30, 2004. Product revenues increased 18% in the three months ended June 30, 2005 and services revenues increased 10%. For the six months ended June 30, 2005, product revenues increased 15%, while services revenues increased 6%. Prior to 2004 the majority of license revenues were recognized under annually renewable licenses over the license term, generally one year. In the first quarter of 2004, we began offering perpetual licenses to our new customers and therefore the recognition of revenues on new contracts signed was accelerated compared to how revenues were recognized under annually renewable licenses. In the three and six months ended June 30, 2005, 69% and 67%, respectively, of the product revenues recognized were related to perpetual license agreements compared to 39% and 45% of the product revenues in the three and six months ended June 30, 2004, respectively.

We formed a new subsidiary, Vonexus, on July 1, 2004. Vonexus is focused on selling a complete IP-based phone system, including hardware, to Microsoft-based small and medium-sized businesses. As a result of the formation of Vonexus and this new market focus, we have experienced higher expenses since the third quarter of 2004, mainly in sales and marketing, and in cost of product. In the first six months of 2005, we began recognizing revenues related to Vonexus, which to date have not been material to our total revenues. We expect the higher levels of sales and marketing and other costs to continue, however we expect these to be flat with operating costs that were experienced in the first half of 2005. We expect to record increasing revenues in the remainder of 2005 from Vonexus. We also expect to incur additional costs of revenues related to hardware costs for Vonexus and, as a consequence, if Vonexus sales become significant, our gross profits as a percentage of revenues may decline.

Operating expenses for the three and six months ended June 30, 2005 increased $1.2 million and $2.1 million, respectively, compared to the three and six months ended June 30, 2004. The increase for the three and six months was due to an increase in Vonexus sales and marketing and general and administrative expenses, higher payroll expenses due to increased staffing and an increase in travel expenses partially offset by lower depreciation expenses and lower expense for corporate insurance.

During the second quarter of 2005, we reclassified certain foreign currency transaction gains and losses and foreign tax withholdings, from sales and marketing, and general and administrative expenses, for prior periods to other income (expense). The reclassifications had no impact on our total consolidated results in any period presented.

We had $13.6 million of cash and cash equivalents as of June 30, 2005. We had borrowings under a line of credit of $3.0 million as of June 30, 2005, which have since been repaid in full. Cash decreased from $15.2 million as of March 31, 2005 due to lower than expected accounts receivable cash collections.  As we focus on cash collections in the third quarter, we expect that cash will increase. We believe that if our revenues increase, our accounts receivable are collected timely and our expenses remain controlled, we will maintain or increase our liquidity position.

Historical Results of Operations

The following table presents certain financial data, derived from our unaudited statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three and six months ended June 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the full year or for any future period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Product	55%	53%	55%	52%
Services	45	47	45	48
Total revenues	100	100	100	100
Cost of revenues:
Product	7	3	6	3
Services	17	20	18	21
Total cost of revenues	24	23	24	24
Gross profit	76	77	76	76
Operating expenses:
Sales and marketing	39	37	40	37
Research and development	21	24	21	24
General and administrative	13	13	13	13
Restructuring and other charges	—	1	—	—
Total operating expenses	73	75	74	74
Operating income	3	2	2	2
Other income (expense):
Interest income, net	—	—	—	—
Other income (expense)	(1)	—	(1)	—
Total other income (expense)	(1)	—	(1)	—
Income before income taxes	2	2	1	2
Income taxes	—	—	—	—
Net income	2%	2%	1%	2%

Comparison of Three and Six Months Ended June 30, 2005 and 2004

Revenues

Product Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	($ in thousands)
Product revenues	$8,596	$7,261	$16,482	$14,356
Change from prior year	18%	26%	15%	0%
Percentage of total revenues	55%	53%	55%	52%

The increase in product revenues was related primarily to an increase in the percentage of perpetual license agreements we recognized in 2005, an increase in the number of license agreements we signed and Vonexus revenues, which we began recognizing in 2005. Prior to 2004 the majority of license revenues were recognized under annually renewable licenses over the license term, generally one year. In the first quarter of 2004, we began offering perpetual licenses to our new customers and therefore the recognition of revenues on new contracts signed was accelerated compared to how revenues were recognized under annually renewable licenses. In the three and six months ended June 30, 2005, 71% and 69%, respectively, of the product revenues recognized were related to perpetual license agreements compared to 44% and 42% of the product revenues in the three and six months ended June 30, 2004, respectively.

Sales pursuant to license agreements increased 56% in the three months ended June 30, 2005, compared to the three months ended June 30, 2004, and increased 35% for the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

The percent of product revenues to total revenues increased slightly due to the higher rate of increase in product revenues as compared to services revenues.

Services Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	($ in thousands)
Services revenues	$7,026	$6,380	$13,733	$12,991
Change from prior year	10%	1%	6%	7%
Percentage of total revenues	45%	47%	45%	48%

Our services revenues should grow as we sign and install new customers and as existing customers continue to renew licenses and pay for maintenance on our software applications. For the three months ended June 30, 2005, maintenance revenues increased almost $1.3 million over the three months ended June 30, 2004, however, other services revenues declined $650,000 during the three months ended June 30, 2005 compared to the three months ended June 30, 2004 due to lower education revenues and a decrease in revenues from consulting activities.

Services revenues increased $782,000 for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 due to maintenance revenues increasing by almost $2 million, offset by other services revenues decreasing by $1.2 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

The percent of services revenues to total revenues decreased slightly due to the larger increase in product revenues.

Cost of Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	($ in thousands)
Cost of revenues:
Product	$1,108	$404	$1,874	$999
Services	2,703	2,771	5,410	5,524
Total cost of revenues	$3,811	$3,175	$7,284	$6,523
Change from prior year	20%	(11)%	12%	(8)%
Product costs as a % of product revenues	13%	6%	11%	6%
Services costs as a % of services revenues	38%	43%	39%	43%

Costs of product consist primarily of product and software royalties paid to third parties for the use of their technologies in our products, hardware costs related to Vonexus and, to a lesser extent, software packaging costs, which include product media, duplication and documentation. Costs of product can fluctuate depending on which software applications are licensed to our customers, the third party technology, if any, which is licensed and the number of Vonexus systems sold. The increase in the product costs for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004 was due to Vonexus hardware and an increase in royalties paid to third party software providers.

Costs of services consist primarily of compensation expenses for technical support, education and professional services personnel, hardware costs related to Interactive Intelligence and other costs associated with supporting our resellers and customers. These costs remained relatively constant for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004.

Gross Profit

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	($ in thousands)
Gross profit	$11,811	$10,466	$22,931	$20,824
Change from prior year	13%	23%	10%	7%
Percentage of total revenues	76%	77%	76%	76%

The increase in gross profit was mainly the result of an increase in product and services revenues offset by a smaller increase in cost of revenues as discussed above.

Operating Expenses

Sales and Marketing

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	($ in thousands)
Sales and marketing expenses	$6,146	$5,047	$12,000	$10,064
Change from prior year	22%	3%	19%	(1)%
Percentage of total revenues	39%	37%	40%	37%
Percentage of product revenues	71%	70%	73%	71%

Sales and marketing expenses are comprised primarily of compensation expense, travel, marketing, entertainment and other related expenses. As anticipated and discussed in our Form 10-K for the year ended December 31, 2004 and in our Form 10-Q for the quarter ended March 31, 2005, these expenses increased primarily due to payroll expenses and other costs associated with Vonexus, our wholly-owned subsidiary. In addition, sales and marketing salaries increased due to our planned focus on marketing in 2005, and travel expenses also increased.

As described previously under Financial Highlights, we expect these Vonexus costs to continue, and we expect to record increased revenues from Vonexus in the third quarter and that Vonexus operating expenses will remain fairly constant.

Research and Development

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	($ in thousands)
Research and development expenses	$3,212	$3,258	$6,407	$6,536
Change from prior year	(1)%	(6)%	(2)%	(6)%
Percentage of total revenues	21%	24%	21%	24%

Research and development expenses are comprised primarily of compensation expenses.  Research and development expenses decreased slightly for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004 due to lower depreciation expense as certain of our assets become fully depreciated.

General and Administrative

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	($ in thousands)
General and administrative expenses	$2,035	$1,776	$4,056	$3,705
Change from prior year	15%	27%	9%	28%
Percentage of total revenues	13%	13%	13%	13%

General and administrative expenses are primarily comprised of compensation expense and non-allocable expenses including bad debt, legal and other professional fees.  The increase for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 was due to an increase in professional services relating to increased legal fees. The increase for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 was the result of higher payroll expenses due to increased staffing and an increase in other office expenses offset partially by lower depreciation expenses and lower expense for corporate insurance.

Other Income (Expense)

Interest Income, net

The majority of interest income, net is made up of interest earned from investments and interest-bearing cash accounts. Interest expense, which is not material for any periods reported, is also included in interest income, net. Interest earnings improved during the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004 as shown below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	($ in thousands)
Cash, cash equivalents and short-term investments (average)	$14,397	$15,065	$14,121	$15,238
Interest income	69	26	121	46
Return on investment	1.9%	0.7%	1.7%	0.6%

The increase in net interest income for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004 was related mainly to a change in the funds that we invested in. The new funds have a higher interest rate and lower fees.

Other Income (Expense)

Beginning with the three months ended June 30, 2005, we are classifying our foreign currency transaction gains and losses, as well as foreign tax withholdings in other income (expense) instead of sales and marketing and general and administrative expenses.  All prior periods have been reclassified to this presentation. These amounts depend on the amount of revenue that is generated in certain international currencies, principally the Euro, and the exchange gain or loss that results from foreign currency disbursements and receipts.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	($ in thousands)
Other income (expense)	$(136)	$25	$(182)	$72

Liquidity and Capital Resources

In 1999 we raised cash through an initial public offering that provided net proceeds of $34.9 million. In 2001 we received an equity investment that yielded $15.0 million in cash. In addition, we generate cash from the collections we receive related to licensing our application software and from annual license renewals, maintenance and support and other services revenues. We also have in place a $3.0 million line of credit, which we fully utilized as of June 30, 2005, all of which was repaid in full subsequent to June 30, 2005. We use cash primarily for paying our employees (including salaries, commissions, benefits and severance), leasing office space, reimbursing travel expenses, paying insurance premiums and paying vendors for services rendered and supplies purchased.

We determine liquidity by combining cash and cash equivalents and short-term investments net of our line of credit borrowings as shown in the table below. Our total liquidity position deteriorated as of June 30, 2005 compared with our position as of December 31, 2004 due mainly to lower than expected accounts receivable cash collections. We did not have any short-term investments at June 30, 2005 or December 31, 2004. We believe that our current liquidity position, when combined with our anticipated cash flows from operations, will be sufficient to satisfy our operating cash needs over the next 12 months. If cash flows from operations are less than anticipated or we have additional cash needs (such as an unfavorable outcome in legal proceedings), our liquidity may not be sufficient to cover our needs. In this case, we may be forced to raise additional capital, either through the capital markets or debt financings. We may not be able to receive favorable terms in raising this capital.

	June 30,	December 31,
	2005	2004
	($ in thousands)
Cash and cash equivalents	$13,639	$14,603
Line of credit	(3,000)	(3,000)
Liquidity, net	$10,639	$11,603

Our operating activities resulted in net cash used of $63,000 and $382,000 for the six months ended June 30, 2005 and 2004, respectively. This decrease in net cash used was primarily a result of lower depreciation and higher accounts receivable, partially offset by an increase in deferred revenues.

The amount that we report as cash and cash equivalents or as temporary investments fluctuates depending on investing practices in each period. Purchases of short-term investments are reported as a use of cash and the related receipt of proceeds upon maturity of the investment is reported as a source of cash.

We purchased property and equipment with a cost of $1.2 million and $583,000 in the six months ended June 30, 2005 and 2004, respectively. These purchases related mainly to in-house technology and leasehold improvements for our corporate headquarters.

There have been no material changes in our contractual obligations described in our Form 10-K for the year ended December 31, 2004, except that we are a party to a patent license agreement pursuant to which we are obligated to pay $250,000 in each of the last two quarters of 2005.  Beginning in 2006, the royalties payable by us pursuant to this agreement will be based upon our gross revenues, specifically 2% of gross revenues for each of the years 2006 through 2015, and 1.5% of gross revenues for each of the years 2016 through 2020.

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

Sources of Revenues and Revenue Recognition Policy

We generate product revenues from licensing the right to use our software applications and generate services revenues primarily from annual renewal fees, annual maintenance fees, educational services and professional services. We believe both of these sources of revenues are critical to our financial statements because of their materiality to our statements as a whole and because of the judgment required in determining if revenue recognition criteria have been met.

Product Revenues

Our software license agreements are either annually renewable or perpetual. For any revenues to be recognized from a software license agreement, the following criteria must be met:

•      persuasive evidence of an arrangement exists;

•      the fee is fixed or determinable;

•      collection is probable; and

•      delivery has occurred.

For an annually renewable software license agreement, upon meeting the revenue recognition criteria above, we recognize a majority of the initial license fees under these agreements as product revenues ratably over the initial license period, which is generally 12 months, and the remainder of the initial license fees are recognized as services revenues over the same time period.

For a perpetual software license agreement, upon meeting the revenue recognition criteria above, we immediately recognize as product revenues the amount of initial license fees if sufficient vendor specific objective evidence exists to support allocating a portion of the total fee to the undelivered elements of the arrangement. If sufficient vendor specific objective evidence of the fair value of the undelivered elements does not exist, we recognize the initial license fee as product revenues ratably over the initial term of the maintenance agreement, which is generally 12 months but at times may be more than 12 months because maintenance begins when the licenses are downloaded which is typically within six months of the contract date.

Services Revenues

Services revenues are recognized for annually renewable software license agreements and perpetual software license agreements. In the initial year of the contract, the allocation of the initial order between product revenues and services revenues is based on the actual renewal fee for perpetual licenses and based on an estimated percentage for annually renewable software license agreements. After the initial license period, our customers may renew their license agreement for an additional period, typically 12 months, by paying a renewal fee.  We recognize annual maintenance fees as services revenues ratably over the post-contract maintenance period, which is typically 12 months.

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

Research and Development

Through June 30, 2005, all research and development expenditures have been expensed as incurred. Based on our product development process and technological feasibility, the date at which capitalization of development costs may begin is established upon completion of a working model. Costs incurred between completion of the working model and the point at which the product is ready for general release have been insignificant.

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

WE HAVE HISTORICALLY INCURRED LOSSES AND WE MAY NOT SUSTAIN PROFITABILITY

At June 30, 2005, we had accumulated net losses since inception of $60.0 million. We incurred net losses of $5.9 million and $7.7 million in 2003 and 2002, respectively. Since the first quarter of 2004, we have reported net income, however we may not do so again in the future. We intend to continue to make significant investments in our research and development, marketing, services, sales operations and our new subsidiary, Vonexus. In addition, as discussed in Note 6 of Notes to Consolidated Financial Statements, FASB Statement No. 123R will have an adverse effect on our operating results when we implement it. As a result, we may experience losses in future quarters.

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

WE HAVE A LENGTHY PRODUCT SALES CYCLE WHICH HAS CONTRIBUTED AND MAY CONTINUE TO CONTRIBUTE TO THE VARIABILITY OF QUARTERLY OPERATING RESULTS

We have generally experienced a lengthy product sales cycle, averaging approximately six to nine months. The lengthy sales cycle is one of the factors that has caused, and may in the future continue to cause, our product revenues and operating results to vary significantly from quarter to quarter, which could affect the market price of our common stock. The lengthy sales cycle also makes it difficult for us to forecast product license revenues. Because of the unique characteristics of our products, our prospective customers’ decisions to license our products often require significant investment and executive-level decision making. We believe that many companies currently are not aware of the benefits of interaction management software of the type that we license or of our products and capabilities. For this reason, we must provide a significant level of education to prospective customers about the use and benefits of our products, which can cause potential customers to take many months to make these decisions. As a result, sales cycles for customer orders vary substantially from customer to customer. Excessive delay in product sales could materially adversely affect our business, financial condition or results of operations.

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

OUR INTERNATIONAL OPERATIONS INVOLVE FINANCIAL AND OPERATIONAL RISKS

Our international operations require significant management attention and financial resources to establish and operate, including hiring appropriate personnel and recruiting effective international resellers. Non-North American revenues accounted for 25%, 22% and 13% of our total revenues for the six months ended June 30, 2005 and the years ended December 31, 2004 and 2003, respectively. We have marketing efforts in the Americas, EMEA and APAC. We intend to continue to emphasize our international operations and we may enter additional international markets. Revenues from international operations may be inadequate to cover the expenses of those operations. In addition to foreign currency fluctuation risks, other risks inherent in our international business activities may include the following:

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

FLUCTUATIONS IN THE VALUE OF FOREIGN CURRENCIES COULD RESULT IN LOSSES

Our international revenues are generally denominated in U.S. dollars with the exception of some European resellers and customers located in countries that have adopted the Euro as their official currency. Our international expenses are generally denominated in local foreign currencies. Although foreign currency transaction gains and losses have not been significant to date, fluctuations in exchange rates between the U.S. dollar and other currencies could have a material adverse effect on our business, financial condition or results of operations, and particularly on our net income. To date, we have minimally sought to hedge the risks associated with fluctuations in exchange rates, but we may more actively undertake to do so in the future. Any hedging techniques we implement in the future may not be successful. Exchange rate fluctuations could also make our products more expensive than competitive products not subject to these fluctuations, which could adversely affect our revenues and profitability in international markets.

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

Item 4. Controls and Procedures.

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005 pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In November 2002, we received a notification from the French government as a result of a tax audit that had been conducted encompassing the years 1998, 1999, 2000 and 2001. These assessments claim various taxes are owed related to Value Added Tax (VAT) and corporation taxes in addition to what has previously been paid and accrued. As of June 30, 2005, the assessment related to VAT was approximately $2.8 million and the assessment related to corporation taxes was approximately $364,000. Our tax counsel has assessed the possibility of us paying the assessment related to VAT as remote and the assessment related to corporation taxes as reasonably possible. We have not accrued for these amounts. We are appealing the assessments, but cannot assure you that these matters will be resolved without litigation or that we will not have to pay some or all of the assessments.

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

Item 4. Submission of Matters to a Vote of Security Holders.

We held our annual meeting of shareholders on May 19, 2005.  At that meeting, our shareholders reelected Donald E. Brown, M.D. as a Director of the Company to serve a three-year term and until his successor is elected and has qualified. Also at the meeting, our shareholders approved an amendment to our Employee Stock Purchase Plan. The final results of the votes taken at the meeting were as follows:

	Votes	Votes
	For	Withheld
Election of Director:
Donald E. Brown, M.D.	15,269,149	106,904

	Votes	Votes	Broker
	For	Withheld	Non-Votes	Abstentions
Amendment to Employee Stock Purchase Plan	11,697,791	175,178	3,488,929	14,155

In addition, the following directors continue in office until the annual meeting of shareholders in the year indicated:

Edward L. Hamburg, Ph.D.	2006
Samuel F. Hulbert, Ph.D.	2006
William E. McWhirter	2007
Mark E. Hill	2007
Richard A. Reck (appointed by the Board on July 1, 2005)	2008

Item 6. Exhibits.

(a)   Exhibits

3.1       Restated Articles of Incorporation of the Company (incorporated herein by reference from the same exhibit number to the Company’s Registration Statement on Form S-1 (Registration No. 333-79509))

3.2           By-Laws of the Company, as amended to date (incorporated herein by reference from the same exhibit number to the Company’s Registration Statement on Form S-1 (Registration No. 333-79509))

10.28       Interactive Intelligence, Inc. Employee Stock Purchase Plan, as amended (incorporated herein by reference from the same exhibit number to the Registrant’s Current Report on Form 8-K filed on May 24, 2005)

31.1     Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2     Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1     Certification of Donald E. Brown, M.D., CEO, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2     Certification of Stephen R. Head, CFO, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interactive Intelligence, Inc.
(Registrant)

Date: August 15, 2005	By	/s/ Stephen R. Head
Stephen R. Head
Chief Financial Officer, Vice President of Finance and Administration, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)