Form 10-Q
period 2005-09-30
INTERACTIVE INTELLIGENCE INC
filed 2005-11-14
CIK 1083318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

(317) 872-3000
(Registrant's telephone number)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes * No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes * No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes * No ☒

The number of shares of common stock outstanding on October 31, 2005 was 16,095,293.

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements and Footnotes.

Interactive Intelligence, Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2005 and December 31, 2004
(in thousands, except share amounts)

	September 30, 2005	December 31, 2004
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$13,692	$14,603
Accounts receivable, net of allowance for doubtful accounts of $582 in 2005 and $410 in 2004	14,847	10,251
Prepaid expenses	2,367	2,119
Other current assets	555	836
Total current assets	31,461	27,809
Property and equipment, net	3,968	4,071
Other assets, net	592	618
Total assets	$36,021	$32,498

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$3,000	$3,000
Accounts payable and accrued liabilities	5,244	5,894
Accrued compensation and related expenses	1,657	1,200
Deferred product revenues	4,375	4,484
Deferred services revenues	15,805	12,884
Total current liabilities	30,081	27,462
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 authorized; no shares issued and outstanding	--	--
Common stock, $0.01 par value: 100,000,000 authorized; 16,074,841 issued and outstanding at September 30, 2005, 15,926,594 issued and outstanding at December 31, 2004	161	159
Additional paid-in capital	65,738	65,179
Accumulated deficit	(59,959)	(60,302)
Total shareholders’ equity	5,940	5,036
Total liabilities and shareholders’ equity	$36,021	$32,498

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.
Condensed Consolidated Statements of Operations (unaudited)
For the Three and Nine Months Ended September 30, 2005 and 2004
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Product	$7,783	$6,591	$24,265	$20,947
Services	7,405	6,823	21,138	19,814
Total revenues	15,188	13,414	45,403	40,761
Cost of revenues:
Product	963	452	2,837	1,451
Services	2,743	2,564	8,153	8,088
Total cost of revenues	3,706	3,016	10,990	9,539
Gross profit	11,482	10,398	34,413	31,222
Operating expenses:
Sales and marketing	6,188	5,228	18,188	15,292
Research and development	3,061	3,208	9,468	9,744
General and administrative	2,153	1,860	6,209	5,666
Total operating expenses	11,402	10,296	33,865	30,702
Operating income	80	102	548	520
Other income (expense):
Interest income, net	69	28	182	60
Other income (expense)	(74)	10	(256)	82
Total other income (expense)	(5)	38	(74)	142
Income before income taxes	75	140	474	662
Income taxes	47	38	131	136
Net income	$28	$102	$343	$526

Net income per share:
Basic	$0.00	$0.01	$0.02	$0.03
Diluted	0.00	0.01	0.02	0.03

Shares used to compute net income per share:
Basic	16,054	15,872	16,009	15,841
Diluted	16,928	16,476	16,730	16,637

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.
Condensed Consolidated Statement of Shareholders’ Equity (unaudited)
For the Nine Months Ended September 30, 2005
(in thousands)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2004	15,927	$159	$65,179	$(60,302)	$5,036

Issuances of common stock	46	1	164	--	165
Exercise of stock options	102	1	325	--	326
Stock-based compensation	--	--	70	--	70
Net income	--	--	--	343	343

Balances, September 30, 2005	16,075	$161	$65,738	$(59,959)	$5,940

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
For the Nine Months Ended September 30, 2005 and 2004
(in thousands)

	Nine Months Ended September 30,
	2005	2004
Operating activities:
Net income	$343	$526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,625	2,383
Amortization of deferred stock-based compensation	70	8
Changes in operating assets and liabilities:
Accounts receivable	(4,596)	2,508
Prepaid expenses	(248)	245
Other current assets	281	(427)
Other assets	26	8
Accounts payable and accrued liabilities	(650)	1,043
Accrued compensation and related expenses	457	(219)
Deferred product revenues	(109)	(3,915)
Deferred services revenues	2,921	(444)
Net cash provided by operating activities	120	1,716

Investing activities:
Purchases of property and equipment	(1,522)	(1,116)
Sales of available-for-sale investments	--	3,008
Net cash provided (used) by investing activities	(1,522)	1,892

Financing activities:
Payments on line of credit, net	--	(800)
Proceeds from issuance of common stock	165	214
Proceeds from stock options exercised	326	163
Net cash provided (used) by financing activities	491	(423)

Net increase (decrease) in cash and cash equivalents	(911)	3,185
Cash and cash equivalents, beginning of period	14,603	12,461
Cash and cash equivalents, end of period	$13,692	$15,646

Cash paid for interest	$9	$18
Cash paid for taxes	223	2

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.
Notes To Condensed Consolidated Financial Statements
September 30, 2005 and 2004 (unaudited)

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

These financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2004, included in the Company’s Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission. Our results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income, as reported (A)	$28	$102	$343	$526

Weighted average outstanding shares of common stock (B)	16,054	15,872	16,009	15,841
Dilutive effect of options to purchase common stock	875	604	721	796
Common stock and common stock equivalent shares (C)	16,928	16,476	16,730	16,637

Net income per share:
Basic (A/B)	$0.00	$0.01	$0.02	$0.03
Diluted (A/C)	0.00	0.01	0.02	0.03

The Company’s calculation of diluted net income per share for the three months ended September 30, 2005 and 2004 excludes options to purchase 1.8 million and 1.4 million shares of common stock, respectively, and diluted net income per share for the nine months ended September 30, 2005 and 2004 excludes options to purchase 2.0 million and 1.7 million shares of common stock, respectively, as their effect would be antidilutive.

3.  Stock-Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. FASB Statement No. 123, Accounting for Stock-Based Compensation and FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of FASB Statements No. 123 and 148. See Note 7 below for a discussion of upcoming changes to the accounting for stock-based compensation.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense on a straight-line basis over the options’ vesting period. The table below illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based employee compensation (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income, as reported	$28	$102	$343	$526
Add: Stock-based compensation expense included in reported net income, net of related tax effects	9	--	70	8
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effect	(726)	(990)	(2,315)	(2,602)
Pro forma net loss	$(689)	$(888)	$(1,902)	$(2,068)

Net income (loss) per share:
Basic - as reported	$0.00	$0.01	$0.02	$0.03
Diluted - as reported	0.00	0.01	0.02	0.03
Basic - pro forma	(0.04)	(0.06)	(0.12)	(0.13)
Diluted - pro forma	(0.04)	(0.06)	(0.12)	(0.13)

4.	Reclassifications

Beginning in the second quarter of 2005, the Company reclassified, for prior periods, certain foreign currency transaction gains and losses, as well as foreign tax withholdings, from sales and marketing, and general and administrative expenses, to other income (expense). In addition beginning in the second quarter of 2005, the Company reclassified, for prior periods, certain hardware revenues and expenses from services to product. These reclassifications had no impact on the Company’s total consolidated results in any period presented.

5.	Concentration of Credit Risk

No resellers or customers had greater than 10% concentration of accounts receivable as of September 30, 2005 or as of December 31, 2004.

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

On January 14, 2005, the Company entered into a non-exclusive license agreement with a telecommunication technology provider to use certain of its fax-related patents. Pursuant to this agreement, the Company has paid initial fees of $300,000 and paid additional fees of $250,000 in August 2005. The Company may also pay up to an additional $475,000 in license fees if certain specified criteria are met.

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

In November 2002, the Company received a notification from the French government as a result of a tax audit that had been conducted encompassing the years 1998, 1999, 2000 and 2001. These assessments claim various taxes are owed related to Value Added Tax (VAT) and corporation taxes in addition to what has previously been paid and accrued. As of September 30, 2005, the assessment related to VAT was approximately $2.8 million and the assessment related to corporation taxes was approximately $361,500. The Company’s tax counsel has assessed the possibility of the Company paying the assessment related to VAT as remote and the assessment related to corporation taxes as reasonably possible. The Company has not accrued for these amounts. The Company is appealing the assessments, but cannot assure you that these matters will be resolved without litigation or that it will not have to pay some or all of the assessments. The Company has filed for VAT refunds of more than $600,000, to which the French government has not yet responded. The Company believes that these VAT refunds could be used to offset any money owed to the French government in connection with the assessments.

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

In May 2005, SFAS No. 154, Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3, was issued.  SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless impractical to do so.  Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used.  This Statement is effective for the Company’s fiscal year beginning January 1, 2006.  The Company does not expect this Statement to have a material impact on its financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

Certain statements in this Form 10-Q contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can often be identified by their use of such verbs as "expects," "anticipates," and "believes" or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, the "Certain factors that may affect our future operating results" described herein and the Risk Factors described in our Securities and Exchange Commission filings, including the Form 10-K filing for the year ended December 31, 2004.

Overview

We are a leading provider of software applications for contact centers and plan to leverage that leadership position to provide mission critical VoIP applications to enterprises. Our customers are in a wide variety of fields including financial institutions, government, healthcare and retail, among others. We are a global software provider with a presence in the Americas, Europe, Middle East and Africa (EMEA), and the Asia Pacific region (APAC).

Financial Highlights

For the nine months ended September 30, 2005 and the years ending December 31, 2004 and 2003 we saw a growth rate in revenues of 11%, 7% and 8%, respectively. Factors that affect revenues in any particular quarter include potential customers’ budget constraints, personnel resources to implement the software, and willingness to implement a critical telecommunications system. As the table below shows, third quarter revenue growth is generally lower than in other quarters primarily due to seasonally lower order volume. Because the terms of a contract or prior payment experience with a customer or reseller affect revenue recognition, revenue recognition may occur in a period later than the period in which an order is received.

The information below shows our total revenues (in millions) for the most recent five quarters, the nine month periods ended September 30, 2005 and 2004, and the years ended December 31, 2004 and 2003 and the percentage change over the previous period.

Period	Revenues	% Growth
Three months ended:
September 30, 2005	$15.2	(3)%
June 30, 2005	15.6	7
March 31, 2005	14.6	2
December 31, 2004	14.4	7
September 30, 2004	13.4	(2)

Nine months ended:
September 30, 2005	$45.4	11%
September 30, 2004	40.8	6

Year ended December 31:
2004	$55.1	7%
2003	51.5	8

Our experience is that once organizations have implemented our software and their personnel experience the capabilities and efficiencies of our software, these organizations tend to expand their use, resulting in additional spending for our software. However, we cannot assure you that this will continue to be the case. Future licensing to new customers is dependent on competition, the economy and whether companies will allocate their resources to upgrade their systems.

Total revenues recognized in the three and nine months ended September 30, 2005 increased $1.8 million and $4.6 million, respectively, over revenues for the three and nine months ended September 30, 2004. Product revenues increased 18% in the three months ended September 30, 2005 and services revenues increased 9%. For the nine months ended September 30, 2005, product revenues increased 16%, while services revenues increased 7%. Prior to 2004 the majority of license revenues were recognized under annually renewable licenses over the license term, generally one year. In the first quarter of 2004, we began offering perpetual licenses to our new customers and therefore the recognition of revenues on new contracts signed was accelerated compared to how revenues were recognized under annually renewable licenses. In the three and nine months ended September 30, 2005, 70% and 71%, respectively, of the product revenues recognized were related to perpetual license agreements compared to 50% and 44% of the product revenues in the three and nine months ended September 30, 2004, respectively.

We formed a new subsidiary, Vonexus, on July 1, 2004. Vonexus is focused on selling a complete IP-based phone system, including hardware, to Microsoft-based small and medium-sized businesses. As a result of the formation of Vonexus and this new market focus, we have experienced higher expenses since the third quarter of 2004, mainly in sales and marketing and in cost of product. In the first nine months of 2005, we began recognizing revenues related to Vonexus, which to date have not been material to our total revenues. We expect the higher levels of sales and marketing and other costs to continue, however we do not expect these expenses to significantly increase compared to the first nine months of 2005. In the fourth quarter of 2005, we expect to record increasing revenues from Vonexus. We also expect to incur additional costs of revenues related to hardware costs for Vonexus and, as a consequence, if Vonexus sales become significant, our gross profit as a percentage of revenues may decline.

Operating expenses for the three and nine months ended September 30, 2005 increased $1.1 million and $3.2 million, respectively, compared to the three and nine months ended September 30, 2004. These increases were due to an increase in Vonexus sales and marketing as well as higher general and administrative expenses which increased primarily as a result of an increase in payroll expenses due to increased staffing and an increase in travel expenses, partially offset by lower depreciation and corporate insurance expense.

We had $13.7 million of cash and cash equivalents as of September 30, 2005. We had borrowings under a line of credit of $3.0 million as of September 30, 2005, which have since been repaid in full. Cash decreased from $14.6 million as of December 31, 2004 due to lower than expected cash collections of accounts receivable which resulted in higher days sales outstanding at September 30, 2005. We have made several organizational changes within our finance area to improve our billing and collections process. We expect that these changes will have a positive effect on our cash collections in the fourth quarter and beyond. We believe that if our revenues increase as expected in the fourth quarter, our accounts receivable are collected timely and our expenses remain controlled, we will improve our liquidity position in the fourth quarter.

Historical Results of Operations

The following table presents certain financial data, derived from our unaudited statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three and nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the full year or for any future period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Product	51%	49%	53%	51%
Services	49	51	47	49
Total revenues	100	100	100	100
Cost of revenues:
Product	6	3	6	3
Services	18	19	18	20
Total cost of revenues	24	22	24	23
Gross profit	76	78	76	77
Operating expenses:
Sales and marketing	41	39	40	38
Research and development	20	24	21	24
General and administrative	14	14	14	14
Total operating expenses	75	77	75	76
Operating income	1	1	1	1
Other income (expense):
Interest income, net	--	--	--	--
Other income (expense)	(1)	--	--	--
Total other income (expense)	(1)	--	--	--
Income before income taxes	--	1	1	1
Income taxes	--	--	--	--
Net income	--%	1%	1%	1%

Comparison of Three and Nine Months Ended September 30, 2005 and 2004

Revenues

Product Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	($ in thousands)
Product revenues	$7,783	$6,591	$24,265	$20,947
Change from prior year	18%	16%	16%	4%
Percentage of total revenues	51%	49%	53%	51%

The increase in product revenues was primarily related to an increase in the number of software orders, Vonexus revenues which we began recognizing in 2005 and an increase in the percentage of perpetual license agreements we recognized in 2005. Prior to 2004 the majority of license revenues were recognized under annually renewable licenses over the license term, generally one year. In the first quarter of 2004, we began offering perpetual licenses to our new customers and therefore the recognition of revenues on new contracts signed was accelerated compared to how revenues were recognized under annually renewable licenses. In the three and nine months ended September 30, 2005, 70% and 71%, respectively, of the product revenues recognized were related to perpetual license agreements compared to 50% and 44% of the product revenues in the three and nine months ended September 30, 2004, respectively.

The aggregate dollar amount of orders, including Vonexus, increased 66% in the three months ended September 30, 2005 compared to the three months ended September 30, 2004, and increased 45% for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

Services Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	($ in thousands)
Services revenues	$7,405	$6,823	$21,138	$19,814
Change from prior year	9%	6%	7%	7%
Percentage of total revenues	49%	51%	47%	49%

Services revenues consist principally of support and license renewal fees. These revenues also include professional services, education and other revenues. Our services revenues should increase as we continue to sign and implement new customers and as existing customers continue to renew licenses and pay for support on our software applications.

For the three months ended September 30, 2005, support and license renewal fee revenues increased $570,000 over the three months ended September 30, 2004, while other services revenues remained consistent. Services revenues increased $1.3 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 due to maintenance revenues increasing by $2.6 million, partially offset by a decrease in professional services and education revenues.

Cost of Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	($ in thousands)
Cost of revenues:
Product	$963	$452	$2,837	$1,451
Services	2,743	2,564	8,153	8,088
Total cost of revenues	$3,706	$3,016	$10,990	$9,539
Change from prior year	23%	(6)%	15%	(7)%
Product costs as a % of product revenues	12%	7%	12%	7%
Services costs as a % of services revenues	37%	38%	39%	41%

Costs of product consist primarily of product and software royalties paid to third parties for the use of their technologies in our products, hardware costs and, to a lesser extent, software packaging costs, which include product media, duplication and documentation. Costs of product can fluctuate depending on which software applications are licensed to our customers, the third party technology, if any, which is licensed and the dollar amount of Vonexus systems licensed. The increase in the product costs for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004 was due to Vonexus hardware costs and an increase in royalties paid to third party software providers.

Costs of services consist primarily of compensation expenses for technical support, education and professional services personnel and other costs associated with supporting our resellers and customers. These costs increased almost 7% for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 due to an increase in employee related expenses such as compensation and travel, partially offset by a decrease in subcontracted services. Costs of services remained relatively constant for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	($ in thousands)
Gross profit	$11,482	$10,398	$34,413	$31,222
Change from prior year	10%	17%	10%	10%
Percentage of total revenues	76%	78%	76%	77%

The increase in the dollar amount of gross profit was primarily the result of an increase in product and services revenues, partially offset by the smaller increase in cost of revenues discussed above. The decrease in the gross profit percentage for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004, was due to increases in product costs as described above.

Operating Expenses

Sales and Marketing

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	($ in thousands)
Sales and marketing expenses	$6,188	$5,228	$18,188	$15,292
Change from prior year	17%	4%	18%	1%
Percentage of total revenues	41%	39%	40%	38%
Percentage of product revenues	80%	79%	75%	73%

Sales and marketing expenses are comprised primarily of compensation expense, travel, marketing and entertainment expenses. As anticipated and discussed in our Form 10-K for the year ended December 31, 2004 and in our previous Form 10-Q reports for 2005, these expenses increased primarily due to payroll expenses and other costs associated with Vonexus, our wholly-owned subsidiary. In addition, marketing salaries and marketing expenses increased due to expanded marketing activities for both Interactive Intelligence and Vonexus products.

As described previously under Financial Highlights, we do not expect these Vonexus operating costs to increase significantly compared to the first nine months of 2005, and we expect to record increased revenues from Vonexus in the fourth quarter.

Research and Development

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	($ in thousands)
Research and development expenses	$3,061	$3,208	$9,468	$9,744
Change from prior year	(5)%	(3)%	(3)%	(5)%
Percentage of total revenues	20%	24%	21%	24%

Research and development expenses are comprised primarily of compensation and depreciation expenses. Research and development expenses decreased due to lower depreciation expense as certain of our assets become fully depreciated and a decrease in outsourced services related to the translation of our products into different languages.

General and Administrative

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	($ in thousands)
General and administrative expenses	$2,153	$1,860	$6,209	$5,666
Change from prior year	16%	20%	10%	30%
Percentage of total revenues	14%	14%	14%	14%

General and administrative expenses are comprised of compensation expense and non-allocable expenses including bad debt, legal and other professional fees. The increase for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 was due to an increase in professional services relating to increased legal fees.

The increase for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was the result of higher payroll expenses due to increased staffing, an increase in other office expenses and an increase in bad debt expense, offset partially by lower depreciation expenses and lower expense for corporate insurance.

Other Income (Expense)

Interest Income, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	($ in thousands)
Cash, cash equivalents and short-term investments (average)	$13,666	$15,326	$14,148	$14,054
Interest income	70	31	191	78
Return on investment	2.0%	0.8%	2.7%	1.1%

Interest income, net is primarily comprised of interest earned from investments and interest-bearing cash accounts. Interest expense and fees, which were not material for any periods reported, are also included in interest income, net. Interest earnings improved during the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004 as shown above. The improvement was related mainly to a change in the funds that we invested in. The new funds have a higher interest rate and lower fees.

Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	($ in thousands)
Other income (expense)	$(74)	$10	$(256)	$82

  Beginning with the three months ended June 30, 2005, we began classifying our foreign currency transaction gains and losses, as well as foreign tax withholdings, in other income (expense) instead of sales and marketing and general and administrative expenses. All prior periods have been reclassified to this presentation. These amounts depend on the amount of revenue that is generated in certain international currencies, principally the Euro, and the exchange gain or loss that results from foreign currency disbursements and receipts.

Liquidity and Capital Resources

We generate cash from the collections we receive related to licensing our application software and from annual license renewals, maintenance and support and other services revenues. We also have in place a $3.0 million line of credit, which we fully utilized as of September 30, 2005, all of which was repaid in full subsequent to September 30, 2005. We use cash primarily for paying our employees (including salaries, commissions and benefits), leasing office space, reimbursing travel expenses, paying insurance premiums and paying vendors for services rendered and supplies purchased.

We determine liquidity by combining cash and cash equivalents and short-term investments net of our line of credit borrowings as shown in the table below. Our total liquidity position as of September 30, 2005 declined compared with our position as of December 31, 2004 due mainly to lower than expected cash collections of accounts receivable . We did not have any short-term investments at September 30, 2005 or December 31, 2004. We believe that our current liquidity position, when combined with our anticipated cash flows from operations, will be sufficient to satisfy our operating cash needs over the next 12 months. If cash flows from operations are less than anticipated or we have additional cash needs (such as an unfavorable outcome in legal proceedings), our liquidity may not be sufficient to cover our needs. In this case, we may be forced to raise additional capital, either through the capital markets or debt financings. We may not be able to receive favorable terms in raising this capital.

	September 30,	December 31,
	2005	2004
	($ in thousands)
Cash and cash equivalents	$13,692	$14,603
Line of credit	(3,000)	(3,000)
Liquidity, net	$10,692	$11,603

Our operating activities resulted in net cash provided of $120,000 and $1.7 million for the nine months ended September 30, 2005 and 2004, respectively. This decrease in net cash provided was primarily a result of an increased amount of accounts receivable (a total difference in the net change of $7.1 million) and a decrease in accounts payable and other accrued liabilities, partially offset by lower depreciation and a net increase in services revenues.

The amount that we report as cash and cash equivalents or as temporary investments fluctuates depending on investing practices in each period. Purchases of short-term investments are reported as a use of cash and the related receipt of proceeds upon maturity of the investment is reported as a source of cash.

We purchased property and equipment with a cost of $1.5 million and $1.1 million in the nine months ended September 30, 2005 and 2004, respectively. These purchases related mainly to in-house technology and leasehold improvements for our corporate headquarters.

Deferred revenues are comprised of deferred product revenues and deferred services revenues. Deferred services revenues increased $2.9 million as of September 30, 2005 compared to December 31, 2004, due primarily to an increase in renewal billings from our growing customer base and a decrease in cash collections, which affected the recognition of our services revenues.

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

Allowance for Doubtful Accounts Receivable

We adjust our allowance for doubtful accounts for each reporting period based on an average bad debt expense to revenue ratio and based on a detailed analysis of our accounts receivable at the end of that period. In estimating the allowance for doubtful accounts, we primarily consider the age of the reseller’s or customer's receivable and also consider the creditworthiness of the reseller or customer, the economic conditions of the customer's industry, and general economic conditions, among other factors. If payment is not made timely, we contact the customer or reseller to try to obtain payment. If this is not successful, we institute other collection practices such as generating collection letters, involving our sales representatives and ultimately terminating the customer’s or reseller’s access to future upgrades, licenses and customer support. Once all collection efforts are exhausted, the receivable is written off against the allowance for doubtful accounts.

We experienced an increase in accounts receivable days sales outstanding at September 30, 2005 compared to prior quarters. We made several organizational changes within our finance area, with certain of these changes occurring after the end of the quarter, to improve our billing and collections process.

Research and Development

Through September 30, 2005, all research and development expenditures have been expensed as incurred. Based on our product development process and technological feasibility, the date at which capitalization of development costs may begin is established upon completion of a working model. Costs incurred between completion of the working model and the point at which the product is ready for general release have been insignificant.

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

WE HAVE HISTORICALLY INCURRED LOSSES AND WE MAY NOT SUSTAIN PROFITABILITY

At September 30, 2005, we had accumulated net losses since inception of $60.0 million. We incurred net losses of $5.9 million and $7.7 million in 2003 and 2002, respectively. Since the first quarter of 2004, we have reported net income; however, we may not do so again in the future. We intend to continue to make significant investments in our research and development, marketing, services, sales operations and our new subsidiary, Vonexus. In addition, as discussed in Note 7 of Notes to Consolidated Financial Statements, FASB Statement No. 123R will have an adverse effect on our operating results when we implement it. As a result, we may experience losses in future quarters.

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

INFRINGEMENT CLAIMS COULD ADVERSELY AFFECT US

Third parties have claimed or may in the future claim that our technology infringes their proprietary rights. As the number of software products in our target markets increases and the functionality of these products overlap, we believe that software developers may face additional infringement claims. See Note 6 of Notes to Condensed Consolidated Financial Statements for a description of contingencies.

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

OUR INTERNATIONAL OPERATIONS INVOLVE FINANCIAL AND OPERATIONAL RISKS

Our international operations require significant management attention and financial resources to establish and operate, including hiring appropriate personnel and recruiting effective international resellers. Non-North American revenues accounted for 25%, 22% and 13% of our total revenues for the nine months ended September 30, 2005 and the years ended December 31, 2004 and 2003, respectively. We have marketing efforts in the Americas, EMEA and APAC. We intend to continue to emphasize our international operations and we may enter additional international markets. Revenues from international operations may be inadequate to cover the expenses of those operations. In addition to foreign currency fluctuation risks, other risks inherent in our international business activities may include the following:
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

Item 4. Controls and Procedures.

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005 pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 30, 2003, Recursion Software, Inc. filed suit in Dallas County Court in Dallas, Texas against us alleging breach of contract and money due under claims of quantum meruit, unjust enrichment and infringement. Recursion claims that we incorporated Recursion software into one of our products in breach of the underlying license. On November 3, 2003, we had the case removed to Federal District Court in Dallas, Texas and on January 28, 2004, Recursion asserted a copyright infringement claim against us, which was expanded in scope on September 10, 2004. No dollar amount has been stated in the action. We believe that we have strong defenses to the claims and intend to vigorously defend against the action. We believe that this matter can be resolved without a material adverse effect on our business, financial condition or results of operations; however, we cannot provide assurance as to the outcome.

In November 2002, we received a notification from the French government as a result of a tax audit that had been conducted encompassing the years 1998, 1999, 2000 and 2001. These assessments claim various taxes are owed related to Value Added Tax (VAT) and corporation taxes in addition to what has previously been paid and accrued. As of September 30, 2005, the assessment related to VAT was approximately $2.8 million and the assessment related to corporation taxes was approximately $361,500. Our tax counsel has assessed the possibility of us paying the assessment related to VAT as remote and the assessment related to corporation taxes as reasonably possible. We have not accrued for these amounts. We are appealing the assessments, but cannot assure you that these matters will be resolved without litigation or that we will not have to pay some or all of the assessments. We have filed for VAT refunds of more than $600,000, to which the French government has not yet responded. We believe that these VAT refunds could be used to offset any money owed to the French government in connection with the assessments.

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

Interactive Intelligence, Inc.
(Registrant)

Date: November 14, 2005	By /s/ Stephen R. Head

Stephen R. Head
Chief Financial Officer, Vice President of Finance and
Administration, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)