Form 10-K
period 2005-12-31
INTERACTIVE INTELLIGENCE INC
filed 2006-03-29
CIK 1083318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

*	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common Stock, $0.01 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

As of June 30, 2005, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $38,210,813, assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are “affiliates”.

As of February 28, 2005 there were 16,301,743 shares outstanding of the registrant’s common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2006 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

PART I.

Item 1. Business.

Company Overview

We are a leading provider of software applications for contact centers and are leveraging that leadership position to provide mission-critical voice over Internet Protocol (VoIP) applications to enterprises. We participate in four distinct market segments, all of whose needs are increasing for VoIP-based systems:
•	Contact Centers
•	Enterprise IP Telephony
•	Unified Communications, and
•	Self-service Automation.

Our principal competitors are hardware vendors who offer proprietary approaches using a combination of phone systems, automated call distributors (ACD), voice mail systems, and interactive voice response (IVR) systems equipment. We offer a software solution based on the Microsoft Windows operating system that resides on a customer’s network and uses an open communications protocol called Session Initiation Protocol (SIP) for VoIP networking. This open approach typically results in lower overall costs for phone devices, system maintenance and customer networking. Our software applications are also pre-integrated to many popular business applications such as financial, customer relationship management (CRM) and enterprise resource planning (ERP) software, thereby automating and tracking business transactions to customer interactions. We are best known for our bundled suite of contact center applications that includes multi-media customer contact management for phone calls, Web chat, Web callback, e-mail queuing, customer defined queues, and integrated speech recognition applications.

We market our software applications around the globe, both directly to customers and through over 240 value-added resellers. Our software applications are installed in 60 countries and are available in 20 languages. We began licensing our software in 1997 and have experienced revenue growth from $1.6 million in 1997 to $62.9 million in 2005. Resellers and customers are certified through our professional education center and supported by a global support group.

We were formed in 1994 as an Indiana corporation and maintain our executive offices at 7601 Interactive Way, Indianapolis, IN 46278. Our telephone number is 317-872-3000. We are on the Web at http://www.inin.com. Our periodic and current reports and all amendments to those reports required to be filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the investor relations page located on our Website.

Industry Overview and Current Developments

The continued growth of internal data networks with quality of service to transmit voice traffic within organizations, high-speed Internet access and Internet-based commerce is causing organizations in many industries to shift from primarily phone-based communications to multi-media interaction management technology as a means of gaining a competitive advantage, increasing efficiency and providing better service. As a result, the communications industry is experiencing demand for new interaction management solutions. We have developed our software applications to provide solutions for the following major trends affecting interaction management.

Growth of Internet-based Interactions
In addition to more traditional communications media such as telephone, voice mail, and fax, the growth of the Internet has expanded the number and complexity of communications media to include e-mail, Internet chat sessions, Web callback requests and VoIP conversations. Companies are increasingly utilizing the Internet as an important channel for sales, distribution and customer service. Because of the use of the Internet for communications, these companies are deploying e-mail management and Web collaboration products in order to provide advanced customer service. Most companies currently interact through these media using separate devices, resulting in inefficient communication. As a result, many organizations are re-evaluating their existing systems in order to address the requirements for a more complete communications environment.

Convergence of Voice and Data
Voice traffic is increasingly moving from traditional, circuit-switched networks and devices to networks and devices based on the popular TCP/IP. This transition is referred to as the VoIP movement. Traditional PBXs are being replaced by so-called “softswitches” that are provided by us and other vendors such as Cisco Systems, Inc. (Cisco), Nortel Networks Corporation (Nortel), Avaya Inc. (Avaya), 3Com Corporation and many others. This transition is causing many organizations to look for application platforms that can work effectively with these new IP-based systems to provide a wide range of communication services.

Evolution of Call Centers to Contact Centers
In an increasingly competitive environment, businesses are attempting to differentiate themselves with superior customer service and support. They also are improving the level of service they offer over the Internet. Historically businesses have had a call center dedicated only to inbound and outbound phone calls. These “call-only” centers often required organizations to purchase several different communications devices such as a PBX, an IVR system, an ACD, a predictive dialer and a call logger just to handle voice-based interactions, and then spend time and money to integrate these disparate devices. Now with multimedia communications playing a broader role in customer service and sales, organizations have begun implementing formal contact centers designed to manage voice-based as well as Internet-based customer interactions. Many contact centers also have begun to adapt a bundled application approach to multimedia contact management, primarily to replace multiple hardware-centric systems and reduce costs, but also as a means to more easily migrate to network-based IP telephony.

Increasing Need to Integrate Telecommunications and Information Systems
Typically, telecommunications systems and information systems have been separate and distinct. To more effectively and efficiently interact, both internally and externally, businesses need to seamlessly access and utilize these two systems. Products referred to as computer telephony integration (CTI) middleware have been designed to integrate various types of telecommunications devices with information technology. For example, an application “screen pop” makes a window pop up on a contact center agent's monitor with information about a call at the same time that the agent's telephone or headset rings. This allows the agent to see all the information, usually provided by a package such as a CRM or ERP application, to assist the customer. With CTI middleware, even simple applications, such as screen pops, can be difficult and expensive to implement.

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

Migration from Voice Mail to Unified Messaging and Unified Communications
When voice mail, faxes and e-mail are combined into a unified "inbox" accessible via computer or telephone, the result is referred to as unified messaging. Although available for more than ten years, unified messaging has yet to penetrate organizations extensively. However, as many voice mail and fax systems reach end-of-life and as e-mail as a communication medium continues to gain momentum, businesses increasingly upgrade to unified messaging solutions that integrate with existing PBXs, are VoIP telephony ready, and natively support “best-of-breed” e-mail and directory servers, which are already part of most information technology and telecommunication infrastructures.

Target Markets

Since the general communications technology marketplace is very diverse, we have specifically targeted the following broad market segments with our solutions.

Contact Centers
We have been at the forefront of the transition from multi-box CTI-based call center technology to pre-integrated bundled contact center suite solutions. Our solutions intelligently route, monitor, record, administer and report on phone, fax, e-mail and Web contacts across one or multiple locations.

Enterprise IP Telephony
We are leveraging our strength in the contact center market to provide VoIP in the form of an IP PBX that meets the needs of the entire organization. Our application software is especially well suited to meet the growing communications demands of most enterprises and especially those based on Microsoft technology. We launched our wholly-owned Vonexus subsidiary in July 2004 to focus more fully on the global Microsoft small to medium-sized business (SMB) customer base. In addition to SMBs, this market sector includes distributed organizations and those with mobile and remote workforces wishing to improve organizational efficiency and productivity. The IP PBX market is a high growth market that is growing such that according to Corporate VoIP Market, 2005-2009, The Radicati Group, Inc., September 2005, 74 percent of all corporate telephony lines will be IP lines by 2009. We target organizations that can benefit from an IP PBX or combined IP PBX and contact center solution and have 25 to 1,000 stations.

Unified Communications
The change in manufacturers for traditional voice mail systems, along with the popularity of unified communications, has opened the door for us to move into the unified communications market. Many existing voice mail systems are considered antiquated and are nearing end-of-life. As a result, companies are evaluating their messaging requirements. With the popularity of e-mail as well as mobile communications technology, businesses require more than simple voice messaging. Consequently, we offer the ability to deliver live communications to desk phones, mobile phones, and other telephony-enabled devices and only resort to offering voice mail to a caller when the called party is truly unavailable. We feel we are well positioned in this market with an open software approach that is also VoIP-enabled. We have made significant inroads in successfully selling this segment of our offering to higher education institutions, mainly due to the high scalability of the product.

Self-Service Automation
We offer customer self-service solutions such as speech-enabled IVR and self-service e-mail and Web technology that help organizations reduce cost while standardizing customer service options. Popular applications for self-service include order status inquiry, transportation route information and automated banking and financial transactions. Increasingly, this market sector also includes knowledge management automation for an organization’s own employees. Applications for this type of internal self-service include a company’s policy information, HR announcements, employee-based FAQs and so on.

Interactive Intelligence Single System Approach, Products and Customer Support and Services

Single System Approach

We provide a comprehensive set of communications and interaction management solutions that require little or no integration. Our Interaction Center Platform-based products are capable of processing thousands of interactions per hour, including telephone calls, e-mails, faxes, voice mail messages, Internet chat sessions, Web collaboration and call-back requests, and VoIP calls.

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

Broader Range of Functions
Unlike traditional systems that require customers to purchase separate products to attain broader functionality, our products offer a broad, pre-integrated suite of communications features, including telephony, e-mail processing, ACD, IVR, inbound and outbound fax, conferencing, call recording, call monitoring and Web interaction and event processing. Our products also include facilities that allow supervisors to obtain numerous reports and to view communications statistics in real time. We believe that, collectively, these capabilities allow our customers to improve customer satisfaction and increase internal efficiency.

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

Open Architecture and Greater Compatibility with Leading Technologies
Traditional telecommunications devices are based on a proprietary, closed architecture, which often limits the customer's ability to change or customize the products. Frequently, even simple changes such as adding a new employee or changing an employee's location require intervention by the vendor. Our solutions are built around industry-standard hardware and software components such as Intel microprocessors and the Microsoft Windows operating system. Our open architecture allows customers to easily configure our software applications to meet their specific communications needs and to make hardware or software modifications as necessary. For example, if a customer needs more space for voice mail recordings, the customer can simply purchase a larger disk drive on the open market. Our products also interoperate easily with popular information technology products, including:
•	E-mail servers, including Microsoft Exchange Server, IBM Lotus Notes and Novell GroupWise;
•	Database systems, including those from Oracle Corporation, Sybase, Inc., Microsoft and International Business Machines Corporation (IBM);
•	Mainframe systems, including those that support 3270 and 5250 terminal emulation;
•	Web servers, including those from Microsoft, America Online, Inc. and Apache Digital Corporation;
•	Network management systems, including Hewlett-Packard Company’s HP OpenView, IBM Tivoli NetView and Computer Associates International, Inc.’s Unicenter TNG;
•
CRM and ERP systems, including those from Microsoft, Siebel Systems, Inc. (Siebel), PeopleSoft, Inc. (Oracle/PeopleSoft), SAP Corporation (SAP), Pivotal Corporation, E.piphany, Inc. and Onyx Software Corporation; and

•	Enterprise directories, including Microsoft Active Directory, Novell NDS e-Directory and Sun/iPlanet Directory Server.

Lower Total Cost of Ownership
We believe that our software applications can result in a lower total cost of ownership in comparison to traditional communication systems with similar functionality, which typically consist of multiple components. Our software applications are specifically built to reduce administration and configuration while delivering standard communications features - mainly accomplished by deploying applications on a single interaction server instead of procuring products from several different vendors. This results in a lower total cost of ownership due to the reduced training and time and expense typically required to maintain and manage changes in a multiple component interaction management system.

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

Business Strategy

We plan to leverage our leadership in the contact center marketplace with interaction management software in order to expand into the mainstream enterprise. Our strategy for achieving this mission is five-fold as described below.

Continue to Innovate
We have significant expertise in contact center, telecommunications, software, and Internet technologies, and use this expertise to improve our product line with product functionality, maintainability, and scalability to differentiate our offerings in the markets we serve. We also intend to continue to improve and add to our VoIP offerings by leveraging the SIP protocol. This combination of industry experience and technological enhancement allows us to offer a single, open software solution for a wide variety of business communications needs such as IP-based contact centers and IP PBX for enterprises. For large-scale contact centers and teleservices providers, our applications provide simplified system administration through a single interface for a variety of add-on modules, such as recording management, predictive dialing, and multi-site call routing. We also are continually improving our technology to address the requirements of large-scale customers for voice mail replacement and unified communications. We believe that our company was built on innovation and will continue to innovate with our products, the way we sell and market, the way we manage our channel partners and the way we support our customers.

Continue to Grow Vonexus and Expand Our Revenue Sources
For all markets served, our strategy is to appeal to a broader audience of customers and partners by providing whole solutions for each product. This strategy was a primary factor in forming our Vonexus subsidiary and positioning the Enterprise Interaction Center IP PBX offering as a whole product model complete with a server, SIP proxy, gateway and IP phones in addition to our pre-integrated applications. For partners and customers alike, this approach means simplified configuration and pricing, easier ordering, easier access to pre-packaged hardware and software and easy to understand support options. Moreover, this approach makes our solutions easier to license and support for our partners by specifying pre-determined server sizes, telephony resource boards, and third-party devices such as SIP-compliant gateways and end points.

Using knowledge gained in the design of the Vonexus product, we have also developed a combined software and server solution to deliver our Communité product. Together with software enhancements, we believe that this product can address a significant number of sites that are replacing legacy voice mail systems with unified communications in an easy to install and administer solution.

We also plan improved promotion of our professional services. We believe these efforts will allow us to be more effective against our competitors.

Continue to Leverage Industry-Specific Solutions and Go “Up-Market”
We have customers in many industry groups such as the financial services industry, which includes insurance companies, banks and credit unions, the healthcare industry, and others. Our strategy is to utilize the knowledge we have gained in these and other significant industry segments, and leverage the relationships we have built with our customers and partners in these areas to build industry-specific market solutions. Partners with explicit industry expertise may create solutions, then license those offerings throughout our entire partner channel. Industry solutions for enterprise virtual office applications include offerings for government agencies, credit unions, banks, and healthcare providers.

CIC version 2.4, our most recent release, provides significantly increased scalability on a SIP Platform. For example, using CIC version 2.3.1 with HMP software, approximately 25 contact center agents could be supported. Depending upon call volume and length of call, the number of users on CIC 2.4 with HMP can grow to 5,000 agents. This new capability will allow us to offer our product to large, distributed contact centers and enterprises.

Continue to Improve our Global Partner Network and Better Target our Marketing Efforts
We are soundly aligned with strategic marketing and technology partners, distribution and reseller partners, and original equipment manufacturer partners. Strategic marketing and technology partners (Aculab USA Inc., Intel, Loquendo, Microsoft, Nuance Communications, Inc. and Polycom, Inc. (Polycom)), help us gain advantage through differentiated product offerings. For instance, we introduced the first SIP-based IP PBX based on Intel’s Host Media Processing software in 2003, while tight integration to Microsoft products differentiates our contact center and enterprise offerings, and the Polycom relationship offers our customers their choice of quality VoIP station devices.

We have master distributor partners in several of our regions. Master distributors have partners under them that they support. Master distributors offer help to their partners for sales, installations and end-user support.

We have several principal partner designations depending on the services they offer our customers and/or partners, including:
•	Elite Partners
•	Premier Partners
•	Marketing Alliance Partners

Elite Partners are full service partners that sell directly to the customers and provide support and services. Premier Partners primarily focus on identifying and actively selling our solutions. The Premier Partner works directly with Interactive Intelligence’s services team or with a qualifying Elite Partner for support and services for their customers. Marketing Alliance Partners provide leads to Interactive Intelligence or a qualified Elite Partner. They generally have products that compliment our solutions.

Vonexus has its own dedicated partner program, which mirrors the Interactive Intelligence partner program framework, and we continue to aggressively build the Vonexus partner channel worldwide.

In addition, we plan to concentrate our branding efforts in 2006 to more specific target audiences of end-users. We will focus on key geographic markets and launch several new vertical market initiatives.

Leverage the ISO 9001:2000 Standard to Build Market Share
Many of our current customers and prospective customers require external vendors to be ISO certified. Interactive Intelligence and Vonexus are registered to the ISO 9001:2000 Quality Management System standard to meet our customers’ vendor ISO requirements and to improve internal quality processes at our Interactive Intelligence/Vonexus World Headquarters office in Indianapolis, Indiana.

Products

We have developed a comprehensive line of software applications to serve the communications and interaction needs of our customers. We currently market and license the following products.

Customer Interaction Center® or CIC
CIC is a bundled software communications application suite specifically designed to meet the demanding performance requirements of customer-driven organizations and contact centers. CIC enables organizations to easily combine all types of customer interactions such as phone, fax, e-mail and Web contact. CIC includes the functionality of a PBX, ACD, IVR, fax server, voice mail/unified messaging system and call and screen recording system, and also includes application screen pop, support for various Web services, supervisory and quality assurance monitoring, contact history tracking and the Interaction Designer graphical application builder. CIC's comprehensive all-in-one communications architecture eliminates the cost and time associated with multi-vendor integration found in traditional contact center environments and also meets the enterprise telecommunications, IP telephony and messaging needs of small to mid-sized organizations. CIC can be deployed at a single location or implemented as a multi-site communications solution.

Enterprise Interaction Center® or EIC
We are leveraging our recognized technology leadership position for contact center applications to provide mission critical VoIP-based business communications solutions for the entire enterprise with the EIC IP PBX, which provides a complete VoIP solution based on the Microsoft platform and Intel’s NetStructure Host Media Processing Software. Through our Vonexus subsidiary, EIC is specifically targeted at small to medium-sized businesses (SMBs) that utilize Microsoft software and can be acquired through resellers as a complete system including server, gateways and points. Our software applications are an alternative to proprietary phone systems and vendor lock-in and are based on the industry-accepted SIP open protocol to lower costs of devices and VoIP networking. Unlike Cisco, Nortel, Avaya and other PBX hardware manufacturers, EIC is pre-integrated with Microsoft applications such as the Windows network operating system, Microsoft Exchange and SQL Server. We also offer pre-integration with Microsoft Business Solutions applications, such as Great Plains and Microsoft CRM.

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

Interaction Recorder®
Interaction Recorder is a complementary product that enhances CIC’s on-demand recording capabilities by providing multimedia recording and recording file management for organizations, such as contact centers that generate large numbers of recordings. Interaction Recorder not only manages phone calls but also e-mails, fax documents and Web chat sessions. Recording rules select which interactions to record. Information related to the recording, such as customer name, account number and transactions selected, is indexed in a database to be used for recording categorization and ad-hoc queries. Interaction Recorder also compresses recordings to reduce storage requirements. Interaction Recorder allows organizations to periodically archive groups of recordings onto CDs, DVDs or other media and provides a user interface from which supervisors and other employees can later search for particular recordings and access them at any time. In 2005, we added the ability to record agent screen movement and transactions and to synchronize the playback of the voice and screen recordings. This is useful for agent coaching/training and for regulatory compliance.

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

e-FAQ®
e-FAQ is an E-mail Response Management, Knowledge Management and Web self-service solution that allows organizations to quickly and easily make use of knowledge. The software application uses advanced artificial intelligence and linguistic techniques to examine inquiries, look for matches in a database of frequently asked questions, and automatically respond if an appropriate match is found. e-FAQ also allows the user to add knowledge by simply entering common questions and related answers via a Web browser interface. e-FAQ seamlessly integrates to CIC, EIC and Communité to allow agents and business users to directly access frequently asked questions and answers while on the phone or responding to an e-mail or Web interaction, thus improving productivity and the consistency of responses. The e-FAQ application can also be implemented as a standalone solution.

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

Interaction Media Server
The Interaction Media Server is an innovative device that provides the ability to offload audio processing functions from the CIC server. The first version of the Interaction Media Server offers call recording processing, to be quickly followed in future releases by the ability to perform live monitoring of calls, play IVR prompts and music on hold, handle call conferencing and handle speech recognition processing. By offloading much of the audio processing, the Media Server dramatically increases system scalability, allowing hundreds or even thousands of contact center agents to be supported on a single CIC server. At the same time, the Interaction Media Server improves system reliability by enabling calls to stay connected despite any issues experienced on the CIC server. In addition, CIC’s ability to specify a regional location for the Interaction Media Server enables distributed sites to handle all audio processing locally without having to stream across the WAN, reducing bandwidth needs.

Vonexus IP PBX
In line with the growing VoIP movement, we formed a wholly-owned subsidiary, Vonexus, Inc. (Vonexus) in July 2004. The objective of Vonexus is to position our Microsoft IP-based PBX offering with Microsoft Corporation’s (Microsoft) product families for converged voice and data on the Microsoft platform. More broadly, the Vonexus mission moving forward is to meet the growing demand for IP telephony in small and medium sized businesses that rely on Microsoft as well as Intel Corporation (Intel) technology. With a Microsoft-based, 100% software IP telephony phone system using EIC and Intel’s Host Media Processing software, Vonexus has a pre-integrated whole product, including server, gateway and handsets for IP call processing, which includes auto attendant, voice mail or optional unified messaging, fax, basic ACD, Web services, real-time presence management and remote access for mobile users. In addition, the Find Me/Follow Me features provide the customer true unified communications and the ability for one telephone number providing access from the office, home and mobile phone. Our integration with Microsoft Business Solutions applications such as Great Plains and Microsoft CRM, along with our integration to Exchange, Outlook and other Microsoft products, allows small and medium sized businesses to both protect and leverage their Microsoft investment, bypass less flexible PBX and other communications hardware, and handle virtually any voice and data need on a single platform.

Customer Support and Services

We recognize the importance of offering quality service and support to our resellers, partners, and customers. Our resellers and other partners provide certain valuable initial support and services to our customers. We provide a wide range of services and support to all of these groups, including worldwide support services, educational services, professional services, channel ready services and technical sales services. These services are described in more detail in the following sections.

Support Services
Our Support Services staff offers global technical support for our resellers and customers 24 hours a day, seven days a week via phone, fax, e-mail and our Web site. We have support centers at our headquarters in Indianapolis, the United Kingdom and Malaysia, and other support resources in the Netherlands, Australia, Japan and Korea. We utilize our CIC product, leveraged with technologies such as knowledge base, CRM and the Web, to maximize the effectiveness of our support services and to offer superior services. Our Support Services staff is divided into regions that align with our sales teams. Interactions are routed to the region based on the customer location. This enables our staff to know their customers better which facilitates a higher level of support. The engineers on our Support Services team are also specialists. They focus their efforts on very specific areas of our offerings, allowing them to develop a deeper knowledge set. We use Interaction Director to route incidents globally which enables us to provide 24 hour support behind the regional teams.

Educational Services
Educational Services provides technical certification and advanced instruction via on-site courses, classroom presentations, and Web-based training. Educational Services develops and maintains course curriculum for formal certification programs such as sales, product installation and troubleshooting, system administration and custom design. Web-based courses offer enhanced topics such as reporting, system administration, and computer-based user training. Resellers are required to maintain certifications to sell and support our products. Our classes are also offered to all customers to enable the same effective use of the applications they purchased. Recently our education team added a VoIP class to address the needs of the many customers who need a deeper understanding of the networking infrastructure. In 2006, we will be adding to our offerings with courses that specifically address the questions and needs of the call center managers who are using our products to run their businesses.

Professional Services
Professional Services offers project management, implementation services and pre-defined add-on integration packages. This group handles strategic accounts and enhances reseller expertise on advanced offerings such as predictive dialing, speech recognition and third-party CRM integrations. A series of packaged customer solutions are available from this group, such as integration to SAP, Siebel, and Microsoft MS-CRM. These solutions allow partners to quickly install sophisticated applications for customers. This team works closely with our new partners as they implement their first sites. Professional Services is involved with the early release of products and provides a solution approach to meet customer needs.

Channel Ready Services
This team extends beyond the software aspects of our solution to the hardware. The Channel Ready team takes the final product and then produces an image that enables the partner to install faster and easier, back-up and recover for normal maintenance, and reduce cost of on-going support. The Channel Ready team works with hardware providers globally and has built relationships that enable Interactive Intelligence and Vonexus to provide a full solution for our partners to sell.

Technical Sales Services
This team is responsible for our in-house demonstration facilities. All Interactive Intelligence and Vonexus partners have access to these systems in order to provide live demonstrations to customers globally. This team assists with the marketing efforts and presentations at events such as our partner conference and end user conferences. The Technical Sales team is also responsible for building and maintaining demonstration scripts and providing training to partners and internal sales teams.

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

Research and development expenses were $12.4 million, $12.9 million and $13.5 million in 2005, 2004 and 2003, respectively. The group is managed in technical teams with formal processes for enhancements, release management, technical reviews and quality assurance. In 2005, our research and development costs as a percentage of sales were 20%. We want to stay on the forefront of technology, and therefore we target 15% - 20% for these costs. Our percentage historically has been higher than most of our competitors.

Global Distribution and Sales

In both the Interactive Intelligence and Vonexus Partner Programs, master distributors attract and support Elite Partners. Master distributors typically offer value-added services to partners to augment their services organizations. We currently partner with master distributors in the U.S., Latin America, the United Kingdom, the Middle East, New Zealand, sub-Saharan Africa and South Korea.

Partners sign directly with us or through the master distribution program. For Interactive Intelligence and Vonexus, we maintain a combined channel network of more than 240 partners globally with a presence in 60 countries. We support a prestigious partner program and distribution channel anchored by “converged” partners who understand voice and data networking. We continue to expand this partner network to cover new geographic and product markets.

In the Americas, we sell and distribute mainly through partners; however in the U.S. and Canada we do have certain direct sales primarily to major corporations or in areas lacking adequate partner relationships. We utilize sales representatives as well as an inside sales force to generate potential opportunities in this market.

In Europe, the Middle East and Africa (EMEA) we sell and distribute through a joint strategy between master distributors (tier two relationship) and partners (single tier relationship). Master distribution is utilized in the United Kingdom, the Middle East and sub-Saharan Africa for Interactive Intelligence and India and New Zealand for Vonexus. Partners are utilized in Austria, the Benelux countries, the Czech Republic, Denmark, Finland, France, Germany, India, Italy, New Zealand, Norway, Poland, Serbia, South Africa, Spain, Sweden, Switzerland, Turkey and the United Kingdom. Our EMEA corporate headquarters is located near London, England.

Our Asia/Pacific (APAC) region also utilizes a joint strategy of master distributors and partners. Master distribution is used in South Korea, while partners sell in Australia, China, India, Indonesia, Japan, Malaysia, New Zealand, the Philippines, Singapore, Taiwan, Thailand and Vietnam. Our APAC corporate headquarters is located in Kuala Lumpur, Malaysia.

Marketing

We have a formal marketing group that is organized by four departments: Product Management, Product Marketing, Market Communications and Corporate Marketing. Members of our marketing staff are located in the United States, Malaysia, and the United Kingdom, and support Interactive Intelligence as well as Vonexus.

Product Management is responsible for coordination with the product development team to define product requirements and to manage the process for market requirements, product development approvals, release scheduling and beta test coordination. This team owns the overall product management process from product concept through the end of the beta test cycle.

Product Marketing focuses on the overall marketing and promotion of our products to customers, prospective customers and partners. Their responsibilities include product promotional activities, pricing definition, market positioning of the products and other product related events and actions.

Market Communications manages media and industry analyst relations. This is accomplished through regular briefings with editors and analysts as well as participation in various events.

Corporate Marketing handles all brand awareness and lead-generation activities including trade shows, seminars, and Web-based marketing programs. This group leverages local and regional seminars with strategic partners such as Intel, Microsoft and Polycom to generate qualified leads for partners as well as direct sales representatives. Corporate Marketing additionally organizes the annual Interactive Intelligence/Vonexus User Forum customer conference and Global Partner Conferences.

Customers

As of December 31, 2005, we had licensed our products to more than 2,000 active customers in North America, Europe, the Asia/Pacific region, Central and South America, and South Africa, including:

Financial Institutions	Healthcare	Government
AIG	Abbott Laboratories	New York Police Department
BankBoston	American Health Network	Oklahoma Employment Security
BMW Financial Services	Clarian Health	State of Alabama
First Internet Bank of Indiana	Community Health	State of California
Irwin Mortgage	Eli Lilly	State of Indiana
Goal Financial	Excellus Health Plan	State of Kentucky
Motorola Employee Credit Union	Hospital for Sick Children	State of Tennessee
State Bank of India	Ohio Health	U.S. Department of Commerce
Shinsei Bank	Ross Products	U.S. Patent and Trademark Office
	St. Vincent Hospital	U.S. Postal Service

Education	Retail	Business Services
Brown University	1-800-Pet-Meds	Amway
Capella University	Abercrombie & Fitch Co.	Angie’s List
Case Western Reserve University	Bass Pro Shops	British Petroleum NA, Inc.
Harvard University	Dollar Tree Stores	Harrah’s Operating Company, Inc.
Indiana University	IKEA	Century 21 Sheetz Realty
ITT Educational Services	Kohl’s Corporation	Ceridian Payroll Services
Navy College Center	The Finish Line	Computershare Investor Services
Ohio State University	Trader Joe’s	Cox Ohio Publishing
University of Alabama	Walgreen’s	DialAmerica Marketing
University of California, Berkley		Dialogue Marketing
University of California, San Diego	Technology Companies	Heartland Payment Systems
University of Miami	Lockheed Martin	ITV Direct
University of Michigan	Made2Manage Systems	National Pen
University of North Carolina	OSI Software	Prudential Life
	Research in Motion	Robert Half International
Vegas.com
West Business Services

No customer or partner accounted for 10% or more of our revenues in 2005, 2004 or 2003.

Competition

The market for our software applications is highly competitive. Our competition varies depending on the different market segments in which we license our software applications. Our main competitors in the contact center market are Aspect Communications Corporation, Avaya, Cisco and Nortel. Significant enterprise IP telephony competitors include 3Com Communications, Inc., Alcatel, Avaya, Cisco, Nortel and Siemens AG. In the unified communications market we compete mainly with Avaya, Cisco and Nortel. IVR competitors primarily are Avaya, Edify Corporation, Intervoice, Inc. and Nortel. We also compete with many other established and recent entrants in each marketplace.

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

We currently hold nine patents for Interactive Intelligence and have filed other patent applications relating to technology embodied in our software products for Interactive Intelligence and Vonexus. We hold 18 U.S. trademark registrations for Interactive Intelligence, three foreign trademark registrations for Vonexus and 35 foreign trademark registrations for Interactive Intelligence and have numerous other trademark applications pending worldwide, as well as having common law rights in other trademarks and service marks for both companies.

Employees

As of February 28, 2006, we had 390 employees worldwide, including 107 in research and development, 110 in client services, 118 in sales and marketing and 55 in administration. Our future performance depends in significant part upon the continued service of our key sales, marketing, technical and senior management personnel and our continuing ability to attract and retain highly qualified personnel. Competition for these personnel is intense and we cannot assure you that we will be successful in attracting or retaining these personnel in the future.

We believe that we have a corporate culture that attracts highly qualified and motivated employees. We emphasize teamwork, flexible work arrangements, local decision-making and open communications. Many employees have been granted stock options. None of our employees is represented by a labor union. We have not experienced any work stoppages. In 2003, we had certain Company-initiated workforce reductions (See Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K). We consider our relations with our current employees to be good.

Item 1A.	Risk Factors.

The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect on our business, financial condition, and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete statement of all our potential risks or uncertainties. Because of these and other factors, past performance should not be considered an indication of future performance.

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

We May Not Sustain Profitability

We achieved profitability in 2005 and 2004. Prior to that, we have historically incurred losses and may do so again in the future. We incurred net losses of $5.9 million and $7.7 million in 2003 and 2002, respectively. At December 31, 2005, we had accumulated net losses since inception of $58.2 million. We intend to continue to make significant investments in our research and development, marketing, services, sales operations and our subsidiary, Vonexus. In addition, as discussed in Note 1 of Notes to Consolidated Financial Statements, we are required to implement FAS 123R during the first quarter of 2006, which will have a material adverse effect on our operating results in future periods. Some or all of the items discussed above may result in net operating losses and/or negative cash flow from operations in future quarters.

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

We Face Competitive Pressures, Which May Have a Material Adverse Affect on Us

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

A Decline in Market Acceptance for Microsoft Technologies on Which Our Products Rely Could Have a Material Adverse Affect on Us

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

Termination of Certain Third Party Licenses for Technology Embedded in Our Products Could Adversely Affect Us

We license from third parties technology that is embedded in our products. Some of these third parties that license technology to us are our competitors, or could become competitive with us in the future. Many of the license agreements permit either party to terminate all or a portion of the license without cause at any time. Further, some of the license agreements provide that upon acquisition of us by certain other third parties, we would have to pay a significant fee to continue the license. If one or more of these licenses terminates or cannot be renewed on satisfactory terms, we would have to modify our affected products to use alternative technology, which may not be available, or eliminate the affected product function, either of which could have a material adverse effect on us.

Infringement Claims Could Adversely Affect Us

Third parties have claimed and may in the future claim that our technology infringes their proprietary rights. As the number of software products in our target markets increases and the functionality of these products overlap, we believe that software developers may face additional infringement claims. See Note 11 of Notes to the Consolidated Financial Statements for a description of contingencies.

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

Our International Operations Involve Financial and Operational Risks

Our international operations require significant management attention and financial resources to establish and operate, including hiring appropriate personnel and recruiting effective international resellers. Non-North American revenues accounted for 24%, 22% and 13% of our total revenues for the years ended December 31, 2005, 2004, and 2003, respectively. We have marketing efforts in the Americas, EMEA and APAC. We intend to continue to emphasize our international operations and we may enter additional international markets. Revenues from international operations may be inadequate to cover the expenses of those operations. In addition to foreign currency fluctuation risks, other risks inherent in our international business activities may include the following:
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

Our software runs on a Windows 2000 or Windows 2003 server and for telephone call processing uses voice processing boards or third party VoIP media processing software such as Intel HMP software. Our server software also operates in a complex network environment with database servers, email servers and other third party systems. Because of this complexity, our software may be more prone to performance interruptions for our customers than traditional hardware-based products. Performance interruptions at our customer sites, most of which currently do not have back-up systems, could affect demand for our products or give rise to claims against us.

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

Regulatory Changes Made to Generally Accepted Accounting Principles or Corporate Governance Matters May Impact Our Business

Revisions to generally accepted accounting principles will require us to review our accounting and financial reporting procedures in order to ensure continued compliance with required policies. From time to time, such changes may have a short-term impact on our reporting, and these changes may impact market perception of our financial condition. In addition, legislative changes, and the perception these changes create, can have a material, adverse effect on our business. For example:
•	the requirement to implement FAS 123R during the first quarter of 2006 will have a material adverse effect on our operating results in future periods;
•	pending or new legislation, such as the Sarbanes-Oxley 404 regulations, may lead to an increase in our costs related to audits in particular and regulatory compliance generally; and
•	changes in the legal climate may lead to additional liability concerns which may result in increased insurance costs.

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

The Indiana corporation law contains business combination provisions that, in general, prohibit for five years any business combination with a beneficial owner of 10% or more of our common stock unless the holder’s acquisition of the stock was approved in advance by our board of directors. The Indiana corporation law also contains control share acquisition provisions that limit the ability of certain shareholders to vote their shares unless their control share acquisition is approved.

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

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We moved our corporate headquarters to a new 120,000 square foot office building in Indianapolis, Indiana in April 2003. We lease the building and as of December 31, 2005, the lease required payments of $29.6 million over the remaining term of the lease, which expires on March 31, 2018. On March 1, 2005, we sub-leased 8,980 square feet of our headquarters building. On January 30, 2006, we sub-leased an additional 3,000 square feet of our building to the same tenant. The total sublease payments will equal $532,000 over the term of the sublease, which expires on February 29, 2008.

We also lease space for our various sales, services and development offices located throughout the United States and in many of the international markets that we serve. All of these leases are short-term leases.

We believe that all of our facilities, including our corporate headquarters, are adequate and well suited to our business. We are reviewing space alternatives to ensure we have adequate room for growth in the future.

Item 3.	Legal Proceedings.

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

On September 30, 2003, Recursion Software, Inc. filed suit in Dallas County Court in Dallas, Texas against us alleging breach of contract and money due under claims of quantum meruit, unjust enrichment and infringement. Recursion claims that we incorporated Recursion software into one of our products in breach of the underlying license. On November 3, 2003, we had the case removed to Federal District Court in Dallas, Texas and on January 28, 2004, Recursion asserted a copyright infringement claim against us, which was expanded in scope on September 10, 2004. No dollar amount has been stated in the action. On February 27, 2006, the Court denied both parties’ motions for summary judgment. We believe that we have strong defenses to the claims and intend to vigorously defend against the action. We believe that this matter can be resolved without a material adverse effect on our business, financial condition or results of operations, however we cannot provide assurance as to the outcome.

In November 2002, we received a notification from the French government as a result of a tax audit that had been conducted encompassing the years 1998, 1999, 2000 and 2001. These assessments claim various taxes are owed related to Value Added Tax (“VAT”) and corporation taxes in addition to what has previously been paid and accrued. As of December 31, 2005, the assessment related to VAT was approximately $2.7 million and the assessment related to corporation taxes was approximately $357,000. Our tax counsel has assessed the possibility of us paying the assessment related to VAT as remote and the assessment related to corporation taxes as reasonably possible. We have not accrued for these amounts. We are appealing the assessments, but cannot assure you that these matters will be resolved without litigation or that we will not have to pay some or all of the assessments.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II.

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock began trading on The NASDAQ Stock Market® under the symbol ININ on September 23, 1999. Prior to that date, there was no public market for the common stock. The following table sets forth, for the fiscal quarters indicated, the high and low sales prices of our common stock as reported by The NASDAQ Stock Market.

2004	High	Low
First quarter	$6.65	$4.91
Second quarter	6.25	5.01
Third quarter	6.03	3.07
Fourth quarter	4.94	3.10

2005
First quarter	$5.24	$4.00
Second quarter	5.60	3.70
Third quarter	7.81	5.00
Fourth quarter	6.70	4.17

As of March 17, 2006, we had 159 shareholders of record of our common stock. In addition, we believe we had approximately 3,200 beneficial owners, whose shares of common stock are held in the names of brokers, dealers and clearing agencies.

We have never paid cash dividends on our capital stock and do not expect to pay cash dividends in the foreseeable future.

The information required by this Item concerning securities authorized for issuance under our equity compensation plans is set forth in or incorporated by reference into Part III, Item 12 of this report.

We did not repurchase any of our equity securities during 2005.

Item 6.	Selected Financial Data.

The following selected consolidated financial data is qualified in its entirety by, and should be read in conjunction with, our Consolidated Financial Statements and the Notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-K.

Consolidated Statements of Operations Data:

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Revenues:
Product	$33,296	$28,187	$26,347	$28,492	$31,467
Services	29,641	26,932	25,165	19,314	16,479
Total revenues	62,937	55,119	51,512	47,806	47,946
Cost of revenues:
Product	4,661	2,399	1,208	1,147	1,104
Services	11,025	10,756	12,433	11,962	13,285
Total cost of revenues	15,686	13,155	13,641	13,109	14,389
Gross profit	47,251	41,964	37,871	34,697	33,557
Operating expenses:
Sales and marketing	24,149	20,492	20,663	21,001	21,987
Research and development	12,383	12,858	13,473	15,142	15,616
General and administrative	8,327	7,530	6,113	5,637	6,786
Restructuring and other charges	--	101	3,436	774	1,056
Total operating expenses	44,859	40,981	43,685	42,554	45,445
Operating income (loss)	2,392	983	(5,814)	(7,857)	(11,888)
Other income (expense):
Interest income, net	269	125	163	412	1,169
Other income (expense), net	(288)	70	(7)	10	--
Total other income (expense)	(19)	195	156	422	1,169
Income (loss) before income taxes	2,373	1,178	(5,658)	(7,435)	(10,719)
Income taxes	265	138	211	230	271
Net income (loss)	$2,108	$1,040	$(5,869)	$(7,665)	$(10,990)

Net income (loss) per share:
Basic	$0.13	$0.07	$(0.38)	$(0.50)	$(0.73)
Diluted	0.13	0.06	(0.38)	(0.50)	(0.73)

Shares used to compute net income (loss) per share:
Basic	16,020	15,857	15,627	15,423	15,058
Diluted	16,754	16,605	15,627	15,423	15,058

Consolidated Balance Sheet Data:

	December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Cash, cash equivalents and short-term investments	$15,127	$14,603	$15,469	$15,244	$22,084
Working capital	3,177	347	(2,667)	352	5,155
Total assets	38,398	32,498	33,259	35,166	43,508
Total shareholders’ equity	7,793	5,036	3,791	8,984	15,817

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

Certain statements in this Form 10-K contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended) that involves risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can often be identified by their use of such verbs as "expects," "anticipates," and "believes" or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, those set forth in the “Risk Factors” section of this Form 10-K.

Overview

We are a leading provider of software applications for contact centers and are leveraging that leadership position to provide mission critical VoIP applications to enterprises through our wholly-owned subsidiary, Vonexus. Our customers are in a wide variety of industry groups such as the financial services industry which includes insurance companies, banks and credit unions, the healthcare industry and others. We are a global software provider with presence in North America, EMEA and APAC.

Financial Highlights

In the initial years after we began licensing our software applications in 1997, our revenue growth was substantial. In 2002, 2003 and 2004, we experienced the impact of a decrease in worldwide spending on technology, and as a result our product revenue decreased from amounts reported in 2001. We believe that during the economic downturn and resulting decrease in technology spending, it became harder to market our products to new customers. Companies delayed changes to their systems and continued to use technology that they had in place. Although revenue did begin to grow in 2003 and 2004, the revenue growth in 2003 was due to growth in our services revenues mainly as a result of our growing customer base renewing their maintenance licenses. In addition, in 2004 we began offering perpetual licenses to our new customers, which can accelerate the recognition of revenues when compared to how revenues would have been recognized under annually renewable licenses. In 2005, particularly in the fourth quarter, we began to see a significant increase in product revenues. In 2005, services revenues grew 10% over 2004 and product revenues increased 18% over 2004. The growth in product revenues in 2005 was due to an increase in new and existing customers licensing our software applications and inclusion of hardware as part of our IP PBX.

The information below shows our total revenues and percentage growth for the past five years (revenues in millions).

Year	Revenues	% Growth
2005	$62.9	14%
2004	55.1	7
2003	51.5	8
2002	47.8	0
2001	47.9	76

Our cost of revenues increased 19% in 2005. This increase in cost of revenues was due mainly to the cost of hardware related to our IP PBX sales and third party costs related to the sale of certain products. The increase in revenues offset by the increase in cost of revenues resulted in a 13% increase in our gross profit in 2005. Operating expenses increased in 2005, principally as a result of increased compensation expense related to an increase in staffing and bonuses and an increase in sales and marketing expenses related to Vonexus, offset by a decrease in depreciation expenses. Based on the significant increase in revenues partially offset by controlled growth in expenses, we have experienced eight consecutive quarters of net income and our second consecutive profitable year.

In 2006, we expect our revenue growth to continue, which will be partially offset by a corresponding increase in cost of revenues. We believe that we can continue the momentum that we saw in the fourth quarter of 2005 and our revenues will increase in 2006. In addition, as VoIP technology continues to gain acceptance, the revenues of Vonexus are expected to increase. As discussed in Note 1 of Notes to Consolidated Financial Statements, FASB Statement No. 123R will have a significant impact on our expenses in 2006. We continue to analyze the impact that this will have on our results of operations; however, we currently estimate that this expense will be less than $1.5 million in 2006.

We had $15.1 million of cash and short-term investments as of December 31, 2005, an increase of $3.5 million over cash and short-term investments, net of a $3 million borrowing on our line of credit, as of December 31, 2004. We had no borrowings from our line of credit as of December 31, 2005. We believe that as our revenues grow and our expenses remain controlled, we will continue to increase our liquidity and our equity position. If revenue growth slows or decreases or if we are not able to effectively collect on our outstanding accounts receivable, our liquidity position may weaken, which may result in the need to raise capital.

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

Sources of Revenues and Revenue Recognition Policy

We generate product revenues from licensing the right to use our software applications and in certain instances providing hardware as a component of our solution, and generate services revenues primarily from annual renewal fees, annual support fees, educational services and professional services. We believe both of these sources of revenues are critical to our financial statements because of their materiality to our statements as a whole and because of the judgment required in determining if revenue recognition criteria have been met.

Product revenues
Our license agreements are either annually renewable or perpetual. For any revenues to be recognized from a license agreement, the following criteria must be met:
•	persuasive evidence of an arrangement exists;
•	the fee is fixed or determinable;
•	collection is probable; and
•	delivery has occurred.

For an annually renewable license agreement, upon meeting the revenue recognition criteria above, we recognize a majority of the initial license fees under these agreements as product revenues ratably over the initial license period, which is generally 12 months, and the remainder of the initial license fees are recognized as services revenues over the same time period.

For a perpetual license agreement, upon meeting the revenue recognition criteria above, we immediately recognize as product revenues the amount of initial license fees if sufficient vendor specific objective evidence of fair value exists to support allocating a portion of the total fee to the undelivered elements of the arrangement. If sufficient vendor specific objective evidence of the fair value of the undelivered elements does not exist, we recognize the initial license fee as product revenues ratably over the initial term of the support agreement. The support period is generally 12 months but may be up to 18 months for initial orders because support begins when the licenses are downloaded, when support commences, or no more than six months following the contract date.

For perpetual license agreements, we recognize revenues related to any hardware sales when the revenues related to the corresponding software are recognized.

Services revenues
Services revenues are recognized for annually renewable license agreements and perpetual license agreements. For all agreements, the allocation of the initial order between product revenues and services revenues is based on the actual renewal fee. Under annually renewable license agreements, after the initial license period, our customers may renew their license agreement for an additional period, typically 12 months, by paying a renewal fee. Under perpetual license agreements, we recognize annual support fees as services revenues ratably over the post-contract support period, which is typically 12 months.

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

Allowance for Doubtful Accounts Receivable

We record bad debt expense based on a percentage of revenue reported each period. We then review the allowance for doubtful accounts for each reporting period based on a detailed analysis of our accounts receivable to determine that the amount of the allowance for doubtful accounts receivable is appropriately stated at the end of that period. In the analysis of accounts receivable, we primarily consider the age of the reseller’s or customer's receivable and also consider the creditworthiness of the reseller or customer, the economic conditions of the customer's industry, and general economic conditions, among other factors. If payment is not made timely, we contact the customer or reseller to try to obtain payment. If this is not successful, we institute other collection practices such as generating collection letters, involving our sales representatives and ultimately terminating the customer’s or reseller’s access to future upgrades, licenses and customer support. Once all collection efforts are exhausted, the receivable is written off against the allowance for doubtful accounts.

Research and Development

Through December 31, 2005, all research and development expenditures have been expensed as incurred. Based on our product development process and technological feasibility, the date at which capitalization of development costs may begin is established upon completion of a working model. Costs incurred between completion of the working model and the point at which the product is ready for general release have been insignificant.

Historical Results of Operations

The following table sets forth, for the periods indicated, our consolidated financial information expressed as a percentage of total revenues:

	Year Ended December 31,
	2005	2004	2003
Revenues:
Product	53%	51%	51%
Services	47	49	49
Total revenues	100	100	100
Cost of revenues:
Product	7	4	2
Services	18	20	24
Total cost of revenues	25	24	26
Gross profit	75	76	74
Operating expenses:
Sales and marketing	38	37	40
Research and development	20	24	26
General and administrative	13	13	12
Restructuring and other charges	--	--	7
Total operating expenses	71	74	85
Operating income (loss)	4	2	(11)
Other income (expense):
Interest income, net	--	--	--
Other income (expense)	(1)	--	--
Total other income (expense)	(1)	--	--
Income (loss) before income taxes	3	2	(11)
Income taxes	--	--	--
Net income (loss)	3%	2%	(11)%

Comparison of Years Ended December 31, 2005, 2004 and 2003

Revenues
Product Revenues

	Year Ended December 31,
	2005	2004	2003
	($ in thousands)
Product revenues	$33,296	$28,187	$26,347
Change from prior year	18%	7%	(8)%
Percentage of total revenues	53%	51%	51%

Product revenues increased in 2005 and 2004 compared to the previous years. The increase in 2005 was the result of revenues related to the Vonexus IP PBX of $3.2 million in 2005; a 52% increase in the dollar amount of orders from existing customers purchasing additional licenses and products from 2004 to 2005; and an increase in international business, particularly in Europe where revenues increased 114% from 2004 to 2005. Product revenues increased in 2004 compared to 2003 mainly due to the fact that in 2004 we began offering perpetual licenses to our new customers. Perpetual licenses generally accelerate the revenues recognized compared to how revenues would have been recognized under annually renewable licenses.

Services revenues

	Year Ended December 31,
	2005	2004	2003
	($ in thousands)
Services revenues	$29,641	$26,932	$25,165
Change from prior year	10%	7%	30%
Percentage of total revenues	47%	49%	49%

The increase in services revenues in 2005, 2004 and 2003 was due to increases in our growing installed base of customers and related payments of annual license renewal fees and ongoing support fees for perpetual licenses. License renewal and support revenues increased $4.0 million in 2005 compared to 2004 and $2.6 million in 2004 compared to 2003. As we sign and install new customers, our services revenues should grow as existing customers continue to renew licenses and pay for support on our software applications.

In addition, professional, educational and other services, which are included in services revenues, were $5.4 million, $6.6 million and $7.5 million for 2005, 2004 and 2003, respectively. These revenues have and will fluctuate based on the number of customers and resellers that attend our educational classes, the amount of assistance our customers and resellers need for implementation and customization and commissions that we receive on the sales of hardware from a third party. These revenues have been trending down over the past three years due in part to a change in 2003 in the way we offer our educational services. Previously we offered educational vouchers that, when expired unused, were recognized as revenues. We terminated the voucher program and now recognize revenues as classes are attended. This change has reduced our educational revenues by $235,000 in 2005 compared to 2004 and $295,000 in 2004 compared to 2003. In addition, the commissions that we received on the sales of hardware from the third party decreased $475,000 in 2005 compared to 2004 as a result of such hardware no longer being utilized in advanced versions of our product. We expect that these other services revenues will increase in 2006 due to an increase in professional and hosted services.

Cost of Revenues

	Year Ended December 31,
	2005	2004	2003
	($ in thousands)
Costs of revenues:
Product	$4,661	$2,399	$1,208
Services	11,025	10,756	12,433
Total cost of revenues	$15,686	$13,155	$13,641
Change from prior year	19%	(4)%	4%
Product costs as a % of product revenues	14%	9%	5%
Services costs as a % of services revenues	37%	40%	49%

Costs of product consist of product and software royalties paid to third parties for the use of their technologies in our products, hardware costs associated with our Vonexus sales, costs for third-party royalties for software that we distribute and, to a lesser extent, software packaging costs, which include product media, duplication and documentation. Costs of product can fluctuate depending on which software applications are licensed to our customers, the third party software, if any, which is licensed and the amount of Vonexus revenues recognized.

The increase in product costs in 2005 related to an increase of $1.5 million in the hardware costs we paid related to the Vonexus products and an increase of $664,000 in software royalties that we paid to third parties. Our third party royalties increased significantly in the fourth quarter of 2005 related to revenue recognized in that quarter. The increase in product costs in 2004 and 2003 related primarily to an increase in the software royalties paid to third parties.

Costs of services consist primarily of compensation expenses for technical support, educational and professional services personnel and other costs associated with supporting our resellers and customers. In 2005, costs of services increased $350,000 due to additional staffing which was offset by smaller fluctuations in depreciation, travel and lodging and outsourced services. The decrease in costs of services in 2004 was mainly related to a reduction in depreciation and a decrease in outsourced services that we had incurred in 2003. Costs of services as a percentage of services revenues has decreased steadily over the past three years mainly due to the increase in services revenues.

  We believe product costs will increase in 2006 related to increased Vonexus revenues and its related hardware costs and due to an increase in royalty expense paid to third parties as our product revenues continue to grow. We believe services costs will also increase as staff is added to service our growing customer base.

Gross Profit

	Year Ended December 31,
	2005	2004	2003
	($ in thousands)

Gross profit	$47,251	$41,964	$37,871
Change from prior year	13%	11%	9%
Percentage of total revenues	75%	76%	74%

The gross profit as a percent of revenues, or gross margin, has remained relatively stable over the three years. The increases in product costs have been offset by a decrease in services costs as a percentage of total revenues. For 2006 we expect that increases in hardware costs and software royalties will cause gross margins to decrease.

Operating Expenses

Sales and Marketing

	Year Ended December 31,
	2005	2004	2003
	($ in thousands)
Sales and marketing expenses	$24,149	$20,492	$20,663
Change from prior year	18%	(1)%	(2)%
Percentage of total revenues	38%	37%	40%
Percentage of product revenues	73%	73%	78%

Sales and marketing expenses are comprised primarily of compensation expenses, promotional costs, travel, entertainment and other related expenses. Sales and marketing expenses increased in 2005, due to personnel related costs and marketing expenses which increased $2.1 million related to our Vonexus IP PBX. We expect sales and marketing costs to increase in 2006 primarily due to more personnel and to our marketing efforts for solutions offered by Interactive Intelligence including those related to our Vonexus IP PBX.

Research and Development

	Year Ended December 31,
	2005	2004	2003
	($ in thousands)
Research and development expenses	$12,383	$12,858	$13,473
Change from prior year	(4)%	(5)%	(11)%
Percentage of total revenues	20%	23%	26%

Research and development expenses are comprised primarily of compensation expenses and depreciation. The decrease in research and development costs in 2005 and 2004 was mainly the result of lower depreciation, which was $800,000, $1.2 million and $1.8 million in 2005, 2004 and 2003, respectively. The decrease in research and development costs in 2003 was the result of staffing reductions we initiated in 2002 and 2003. A significant portion of this initiative was accomplished through restructuring efforts in the United States and internationally (see Note 12 of Notes to Consolidated Financial Statements), which resulted in reduced compensation expenses in 2003.

We expect research and development expenses in 2006 will increase due to hiring additional personnel, partially offset by a decrease in depreciation as certain of the Company’s fixed assets become fully depreciated.

General and Administrative

	Year Ended December 31,
	2005	2004	2003
	($ in thousands)
General and administrative expenses	$8,327	$7,530	$6,113
Change from prior year	11%	23%	8%
Percentage of total revenues	13%	14%	12%

General and administrative expenses are comprised of compensation expenses and non-allocable expenses including bad debt, legal and other professional service fees. General and administrative expenses increased in 2005 due to an increase of $475,000 in compensation expenses related to the addition of staff and bonuses paid during the year, an increase in bad debt expense of $150,000 due to increasing accounts receivable, $75,000 in expenses related to Sarbanes-Oxley compliance and various other smaller fluctuations. General and administrative expenses increased in 2004 due to several factors, including an increase in compensation expenses due to the addition of staff and an increase in professional services related to financial and tax services in our foreign operations. These expenses in 2004 were partially offset by a decrease in corporate insurance. General and administrative expenses increased in 2003 due to several items, including the hiring of a general counsel, increased directors and officers’ insurance premiums and increased property taxes.

We expect general and administrative expenses to increase in 2006 due to anticipated increases in compensation expenses related to staffing and consulting and other costs related to Sarbanes-Oxley compliance.

Restructuring and Other Charges

	Year Ended December 31,
	2005	2004	2003
	($ in thousands)
Restructuring and other charges	$--	$101	$3,436
Change from prior year	(100)%	(97)%	344%
Percentage of total revenues	0%	0%	7%

Restructuring and other charges in 2003 included staff reductions, both in the United States and internationally. In addition, in 2003 the Company moved its corporate headquarters to a new location in Indianapolis, Indiana, which resulted in a charge of approximately $1.7 million (see Note 12 of Notes to Consolidated Financial Statements). The expense in 2004 consisted of legal expenses related to the international staff reductions in 2003. Although we do not currently believe that we will incur restructuring charges in 2006, there are remaining unresolved matters related to prior staff reductions that could result in future charges.

Other income (expense)

Interest income, net

The majority of interest income, net is made up of interest earned from investments. Interest expense, which is not material for any years reported, is also included in interest income, net. The following table details the return on investment that we have received over the last three years.

	Year Ended December 31,
	2005	2004	2003
	($ in thousands)
Average cash, cash equivalents and short-term investments	$14,403	$15,036	$15,377
Interest income	283	144	179
Return on investment	2.0%	1.0%	1.2%

Interest income increased in 2005. This was a result of higher interest rates in 2005 as well as changing our investment strategies throughout the year by changing investment funds, changing banking relationships and investing in longer-term investments (although still with a maturity less than one year). Interest income decreased slightly in 2004 compared to 2003 due to a lower overall cash balance (net of the borrowings on the line of credit) and continued low interest rates.

Other income (expense)

	Year Ended December 31,
	2005	2004	2003
	($ in thousands)
Other income (expense)	$(288)	$70	$(7)

Beginning in the second quarter of 2005, we began classifying our foreign currency transaction gains and losses, as well as foreign tax withholdings, in other income (expense). Previously, these items were included in sales and marketing and general and administrative expenses. All prior periods have been reclassified to this presentation. The foreign currency transaction gains and losses are related to orders that we invoice in a foreign currency, principally the Euro, and the foreign tax withholdings relate to taxes in certain international countries where we license our software and which we are not able to utilize to offset domestic taxes. The decrease in 2005 was due to a loss of $122,000 on foreign currency transactions related to foreign currency payments received and foreign withholding taxes of $166,000.

Liquidity and Capital Resources

In 1999 we raised cash through an initial public offering that provided net proceeds of $34.9 million. In 2001 we received an equity investment that yielded $15 million in cash. In addition, we generate cash from the collections we receive related to licensing our application software and to annual license renewals, maintenance and other services revenues. In 2003, we obtained a $3 million line of credit, which was secured by cash on deposit. In November 2005, we terminated that line of credit and obtained another $3 million line of credit with a different bank that is secured by cash on deposit with the lending bank. We had no borrowings on the line of credit as of December 31, 2005. We use cash primarily for paying our employees (including salaries, commissions and benefits), leasing office space, paying travel expenses, marketing activities, paying vendors for other services and supplies and purchasing property and equipment.

We determine liquidity by combining cash and cash equivalents and short-term investments net of our line of credit borrowings as shown in the table below. Our total liquidity position improved in 2005, which was a result of positive cash flow from operations. We believe our cash position will be sufficient to satisfy our cash needs over the next 12 months. If cash flows from operations are less than anticipated or we have additional cash needs (such as an unfavorable outcome in legal proceedings), our liquidity may not be sufficient to cover our needs. In this case, we may be forced to raise additional capital, either through the capital markets or debt financings. We may not be able to receive favorable terms in raising this capital.

	December 31,
	2005	2004
	(in thousands)
Cash and cash equivalents	$11,551	$14,603
Short-term investments	3,576	--
Line of credit	--	(3,000)
Total liquidity	$15,127	$11,603

Our operating activities resulted in net cash provided of $5.0 million and $75,000 in 2005 and 2003, respectively, and a net cash outflow of $297,000 in 2004. The net inflows and outflow of cash were the result of net income or losses, non-cash items such as depreciation and changes in accounts receivable and deferred revenues. Depreciation was $2.1 million, $3.0 million and $4.4 million in 2005, 2004 and 2003, respectively. Accounts receivable increased by $4.7 million and $1.3 million in 2005 and 2004, respectively, and decreased by $91,000 in 2003. Total deferred revenues increased by $4.7 million in 2005, mostly due to an increase in deferred services revenues as our customer base continues to grow, and decreased by $3.4 million and $1.2 million in 2004 and 2003, respectively (see Consolidated Statements of Cash Flows). In addition, restructuring expenses were accrued through accounts payable and accrued liabilities, which resulted in fluctuations in cash flow mainly in 2003 as those expenses were paid (see Note 12 of Notes to Consolidated Financial Statements).

The amount that we report as cash and cash equivalents or as temporary investments fluctuates depending on investing practices in each period. Purchases of short-term investments are reported as a use of cash and the related receipt of proceeds upon maturity of the investment is reported as a source of cash.

We purchased property and equipment with a cost of $2.0 million, $1.2 million and $3.2 million in 2005, 2004 and 2003, respectively.

As shown in the following table, we have operating lease obligations and purchase obligations not recorded in our financial statements. The operating lease obligations include the lease of our corporate headquarters, the lease of several other building operating leases (see Note 6 of Notes to Consolidated Financial Statements) and equipment leases. In addition, we have signed obligations securing accommodations and related expenses for a future sales club trip, user forum and partner conference as well as several other commitments. The amounts shown in the following table are as of December 31, 2005.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(in thousands)
Contractual Obligations
Operating lease obligations	$30,061	$2,333	$4,396	$4,615	$18,717
Purchase obligations	177	124	53	--	--
Total	$30,238	$2,457	$4,449	$4,615	$18,717

In addition to the amounts set forth in the table above, we have contractual obligations with certain third party technology companies to pay an agreed upon percentage of revenues to them based upon future sales of our products which may imbed their technologies. We cannot estimate what these future amounts will be, however we expect them to increase as our revenues grow.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Interactive Intelligence, Inc.

We have audited the accompanying consolidated balance sheets of Interactive Intelligence, Inc. and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement Schedule II - Valuation and Qualifying Accounts. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interactive Intelligence, Inc. and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Indianapolis, Indiana
January 27, 2006

 Interactive Intelligence, Inc.
Consolidated Balance Sheets
As of December 31, 2005 and 2004
(in thousands, except share amounts)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$11,551	$14,603
Short-term investments	3,576	--
Accounts receivable, net of allowance for doubtful accounts of $652 in 2005 and $410 in 2004	14,927	10,251
Prepaid expenses	2,939	2,119
Other current assets	789	836
Total current assets	33,782	27,809
Property and equipment, net	4,013	4,071
Other assets, net	603	618
Total assets	$38,398	$32,498

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$--	$3,000
Accounts payable and accrued liabilities	6,676	5,894
Accrued compensation and related expenses	1,906	1,200
Deferred software revenues	5,195	4,484
Deferred services revenues	16,828	12,884
Total current liabilities	30,605	27,462
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 authorized; no shares issued and outstanding	--	--
Common stock, $0.01 par value; 100,000,000 authorized; 16,120,543 issued and outstanding at December 31, 2005, 15,926,594 issued and outstanding at December 31, 2004	161	159
Additional paid-in capital	65,826	65,179
Accumulated deficit	(58,194)	(60,302)
Total shareholders’ equity	7,793	5,036
Total liabilities and shareholders’ equity	$38,398	$32,498

See Accompanying Notes to Consolidated Financial Statements

Interactive Intelligence, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2005, 2004 and 2003
(in thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Revenues:
Product	$33,296	$28,187	$26,347
Services	29,641	26,932	25,165
Total revenues	62,937	55,119	51,512
Cost of revenues:
Product	4,661	2,399	1,208
Services	11,025	10,756	12,433
Total cost of revenues	15,686	13,155	13,641
Gross profit	47,251	41,964	37,871
Operating expenses:
Sales and marketing	24,149	20,492	20,663
Research and development	12,383	12,858	13,473
General and administrative	8,327	7,530	6,113
Restructuring and other charges	--	101	3,436
Total operating expenses	44,859	40,981	43,685
Operating income (loss)	2,392	983	(5,814)
Other income (expense):
Interest income, net	269	125	163
Other income (expense), net	(288)	70	(7)
Total other income (expense)	(19)	195	156
Income (loss) before income taxes	2,373	1,178	(5,658)
Income taxes	265	138	211
Net income (loss)	$2,108	$1,040	$(5,869)

Net income (loss) per share:
Basic	$0.13	$0.07	$(0.38)
Diluted	0.13	0.06	(0.38)

Shares used to compute net income (loss) per share:
Basic	16,020	15,857	15,627
Diluted	16,754	16,605	15,627

See Accompanying Notes to Consolidated Financial Statements

Interactive Intelligence, Inc.
Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2005, 2004 and 2003
(in thousands)

	Common Stock		Additional Paid-in	Accum. Other Comprehensive	Accumulated
	Shares	Capital	Amount	Income (loss)	Deficit	Total

Balances, January 1, 2003	15,524	$155	$64,140	$162	$(55,473)	$8,984

Issuances of common stock	136	1	322	--	--	323
Exercise of stock options	95	1	134	--	--	135
Amortization of deferred stock-based compensation	--	--	100	--	--	100
Comprehensive income (loss):
Unrealized loss on investments	--	--	--	(9)	--	(9)
Unrealized gain on foreign currency translation	--	--	--	127	--	127
Net loss	--	--	--	--	(5,869)	(5,869)
Total comprehensive income (loss)	--	--	--	118	(5,869)	(5,751)

Balances, December 31, 2003	15,755	157	64,696	280	(61,342)	3,791

Issuances of common stock	82	1	276	--	--	277
Exercise of stock options	90	1	196	--	--	197
Amortization of deferred stock-based compensation	--	--	11	--	--	11
Comprehensive income (loss):
Unrealized loss on foreign currency translation	--	--	--	(280)	--	(280)
Net income	--	--	--	--	1,040	1,040
Total comprehensive income (loss)	--	--	--	(280)	1,040	760

Balances, December 31, 2004	15,927	159	65,179	--	(60,302)	5,036

Issuances of common stock	58	--	211	--	--	211
Exercise of stock options	136	2	356	--	--	358
Amortization of deferred stock-based compensation	--	--	80	--	--	80
Comprehensive income - net income	--	--	--	--	2,108	2,108

Balances, December 31, 2005	16,121	$161	$65,826	$--	$(58,194)	$7,793

See Accompanying Notes to Consolidated Financial Statements

Interactive Intelligence, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2005, 2004 and 2003
(in thousands)

	Year Ended December 31,
	2005	2004	2003
Operating activities:
Net income (loss)	$2,108	$1,040	$(5,869)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	2,060	3,028	4,396
Amortization of deferred stock-based compensation	80	11	100
Loss on disposal of property and equipment	--	--	559
Changes in operating assets and liabilities:
Accounts receivable	(4,676)	(1,295)	91
Prepaid expenses	(820)	(161)	212
Other current assets	47	(697)	(345)
Other assets	15	(17)	445
Accounts payable and accrued liabilities	782	1,350	1,341
Accrued compensation and related expenses	706	(149)	354
Deferred software revenues	711	(4,261)	(3,357)
Deferred services revenues	3,944	854	2,148
Net cash provided (used) by operating activities	4,957	(297)	75

Investing activities:
Purchases of property and equipment	(2,002)	(1,243)	(3,226)
Purchases of available-for-sale investments	(3,576)	--	--
Sales of available-for-sale investments	--	3,008	6,441
Net cash provided (used) by investing activities	(5,578)	1,765	3,215

Financing activities:
Net proceeds (repayments) under line of credit	(3,000)	200	2,800
Proceeds from issuance of common stock	211	277	323
Proceeds from stock options exercised	358	197	135
Net cash provided (used) by financing activities	(2,431)	674	3,258

Net increase (decrease) in cash and cash equivalents	(3,052)	2,142	6,548

Cash and cash equivalents, beginning of period	14,603	12,461	5,913

Cash and cash equivalents, end of period	$11,551	$14,603	$12,461

Cash paid for interest	$13	$19	$14
Cash paid for taxes	254	2	6

See Accompanying Notes to Consolidated Financial Statements

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

1.	THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

The Company
Interactive Intelligence, Inc. (the “Company”) is a leading provider of software applications for contact centers and is leveraging that leadership position to provide mission critical voice over Internet protocol (VoIP) applications to enterprises. The Company participates in four distinct segments, all of whose needs are increasing for VoIP-based systems:
•	Contact Centers,
•	Enterprise IP Telephony,
•	Unified Communications, and
•	Self-service Automation.

The Company’s principal competitors are hardware vendors who offer proprietary approaches using a combination of phone systems, automated call distributors (ACD), voice mail systems, and interactive voice response (IVR) systems equipment. The Company offers a software solution based on Microsoft Windows that resides on a customer’s server and uses an open Session Initiation Protocol (SIP) for VoIP networking. This open approach typically results in lower overall costs for phone devices, system maintenance, and customer networking. The Company’s software applications are also pre-integrated to many popular business applications such as financial, customer relationship management (CRM) and enterprise resource planning (ERP) software, thereby automating and tracking business transactions to customer interactions. The Company is best known for its bundled suite of contact center applications that includes multi-media customer contact for phone calls, Web chat, Web callback, e-mail queuing, customer defined queues, and integrated speech recognition applications.

Principal operations of the Company commenced during 1994 and initial revenue was recognized in 1997. Since then, the Company has established wholly-owned subsidiaries in Australia, France, the Netherlands and the United Kingdom, and more recently introduced its Vonexus, Inc. (Vonexus) subsidiary for global Enterprise IP Telephony and Microsoft small and medium sized business customer markets. The Company also currently has international branch offices in Canada, Germany, Japan, Korea, Malaysia, Singapore and Sweden. The Company markets its software applications in the Americas; Europe, the Middle East and Africa (EMEA); and Asia/Pacific (APAC).

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

Revenue Recognition
The Company generates product revenues from licensing the right to use its software applications and in certain instances providing hardware as a component of our solution, and generates services revenues primarily from annual license renewal fees, annual support fees, educational services and professional services. The Company’s license agreements are either annually renewable or perpetual.

The Company’s license fees primarily originate from its marketing programs and the efforts of its direct sales group and resellers. These resellers are authorized to place orders for licenses with the Company on behalf of its customers and the Company receives a portion of the customer’s license fees according to the terms of their reseller agreements. The Company recognizes as revenue only that portion of the license fee paid to it by the reseller.

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

For any revenues to be recognized from a license agreement, the following criteria must be met:
•	persuasive evidence of an arrangement exists;
•	the fee is fixed or determinable;
•	collection is probable; and
•	delivery has occurred.

Delivery criteria are further defined in certain license agreements as having been met when a binding order for a specified customer is placed, product is delivered and the license keys are made available for download.

For an annually renewable license agreement, upon meeting the revenue recognition criteria, the Company recognizes a portion of the initial license fees under these agreements as product revenues ratably over the initial license period, which is generally 12 months. The allocation of the initial order between product revenues (initial license fees) and services revenues (annual renewal fees) is based on actual license renewal fee rates. After the initial license period, the Company’s customers may renew their license agreement for an additional annual period by paying an additional annual license renewal fee. If the annual renewal fee is not paid, the customer is no longer entitled to use the software and the Company terminates the license agreement. Payment of the annual renewal fee also entitles the customer to post-contract technical support and unspecified product upgrades for the initial license term or renewal period. The Company recognizes these additional annual renewal fees as services revenues ratably over the term of the renewal period, which is also generally 12 months.

For a perpetual license agreement, upon meeting the revenue recognition criteria, the Company immediately recognizes as product revenues the amount of initial license fees if sufficient vendor specific objective evidence of fair value exists to support allocating a portion of the total fee to the undelivered elements of the arrangement based on their fair values under the residual method. If sufficient vendor specific objective evidence of the fair value of the undelivered elements does not exist, the Company recognizes the initial license fee as product revenues ratably over the initial term of the support agreement. The support period is generally 12 months but may be up to 18 months for initial orders because support begins when the licenses are downloaded, support commences or no more than six months following the contract date. Under these perpetual license agreements, the Company recognizes annual support fees as services revenues ratably over the post-contract support period, which is typically 12 months. The Company’s customers may renew their support term by paying an additional support fee. Payment of this fee entitles the customer to post-contract technical support and unspecified product upgrades. The Company recognizes these additional support fees as services revenues ratably over the term of the renewal period, which is also generally 12 months.

For perpetual license agreements, we recognize revenues related to any hardware sales when the revenues related to the corresponding software are recognized.

The Company shares annual renewal fees and annual support fees with those resellers who provide level one technical support to customers. When these revenues are shared with resellers, the Company typically receives between 50% and 70% of the contractual amount from the reseller. The Company recognizes these annual renewal fees and annual support fees as services revenues ratably over the term of the renewal period.

The Company also generates revenues from other services that it provides to its resellers and customers. These additional services revenues include fees for educational services and professional services. Revenues from educational services, which consist of training courses for resellers and customers, and professional services, which include implementing and customizing the Company’s products for a customer, are recognized as the related services are performed.

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

Accounts Receivable and Allowance for Doubtful Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company records bad debt expense based on a percentage of revenue reported each period. The Company then reviews the allowance for doubtful accounts for each reporting period based on a detailed analysis of its accounts receivable to determine that the amount of the allowance for doubtful accounts receivable is appropriately stated at the end of that period. In the analysis of accounts receivable, the Company primarily considers the age of the reseller’s or customer's receivable and also considers the creditworthiness of the reseller or customer, the economic conditions of the customer's industry, and general economic conditions, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of its future allowance for doubtful accounts.

If payment is not made timely, the Company will contact the reseller or partner to try to obtain the payment. If this is not successful, the Company will institute other collection practices such as generating collection letters, involving sales representatives and ultimately terminating the reseller’s or customer’s access to future upgrades, licenses and customer support. Once all collection efforts are exhausted, the receivable is written off against the allowance for doubtful accounts.

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

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

Impairment of Long-Lived Assets
In accordance with Financial Accounting Standards Board (FASB) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, certain assets, such as property, plant and equipment, and intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. The Company does not have any assets it considers to be impaired in value.

Advertising
The Company expenses all advertising costs as incurred. Advertising expense for 2005, 2004 and 2003 was $195,000, $71,000 and $66,000, respectively.

Research and Development
Research and development expenditures are generally expensed as incurred. FASB Statement No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant. Through December 31, 2005, all research and development costs have been expensed.

Stock Options
The Company applies the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock on that date exceeded the exercise price. FASB Statement No. 123, Accounting for Stock-Based Compensation and FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure and amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above and has adopted only the disclosure requirements of FASB Statements No. 123 and 148.

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

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

	Years Ended December 31,
	2005	2004	2003
Net income (loss), as reported	$2,108	$1,040	$(5,869)
Add: Stock-based compensation expense included in reported net income, net of related tax effects	80	11	100
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,859)	(3,291)	(3,784)
Pro forma net loss	$(671)	$(2,240)	$(9,553)

Net income (loss) per share:
Basic - as reported	$0.13	$0.07	$(0.38)
Diluted - as reported	0.13	0.06	(0.38)
Basic and diluted - pro forma	(0.04)	(0.14)	(0.61)

The fair value of these options was estimated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:
•	a risk-free interest rate of 4.13%, 4.27% and 4.26% for 2005, 2004 and 2003, respectively,
•	a volatility factor of 76.6%, 96.6% and 91.8% for 2005, 2004 and 2003, respectively,
•	a dividend yield of 0% for all years, and
•	a weighted-average expected life of the option of 4.25 years for options granted in 2005 and 7.5 years for all options granted prior to 2005.

The Company will adopt the provisions of FASB Statement No. 123 (revised 2004), Share-Based Payment (FASB Statement No. 123R), beginning January 1, 2006 as discussed below under Recently Issued Accounting Standards.

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

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

	Years Ended December 31,
	2005	2004	2003
(in thousands, except per share amounts)
Net income (loss), as reported (A)	$2,108	$1,040	$(5,869)

Weighted average outstanding shares of common stock (B)	16,020	15,857	15,627
Dilutive effect of employee stock options	733	748	--
Common stock and common stock equivalents (C)	16,754	16,605	15,627

Net income (loss) per share:
Basic - (A/B)	$0.13	$0.07	$(0.38)
Diluted - (A/C)	0.13	0.06	(0.38)

Had the Company recorded net income during 2003, 472,000 shares of potential common stock would have been included in the calculation of diluted weighted average shares outstanding. Antidilutive shares not included in the diluted per share calculation for 2005, 2004 and 2003 were 1.9 million, 1.8 million and 2.1 million, respectively.

Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). The only items of other comprehensive income (loss), which the Company currently reports, are unrealized gains (losses) on marketable securities and foreign currency translation. Total comprehensive income (loss) was $2.1 million, $760,000, and $(5.8) million for 2005, 2004 and 2003, respectively.

Reclassifications
Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

Recently Issued Accounting Standards
In December 2004, the FASB issued FASB Statement No. 123R, Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic value-based method previously allowable under APB Opinion No. 25. In March 2005, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) 107, Share-Based Payment, which expresses views of the SEC staff about the application of FASB Statement No. 123R. FASB Statement No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that FASB Statement No. 123R will be effective for annual reporting periods beginning on or after June 15, 2005. The Company continues to analyze the impact of FASB Statement No. 123R; however, believes that the expense will be approximately $1.5 million in 2006.

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

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

In May 2005, SFAS No. 154, Accounting Changes and Error Corrections was issued.  SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless impractical to do so.  Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used.  This Statement is effective for the Company’s fiscal year beginning January 1, 2006.  At this time, the Company does not believe that this Statement will have an impact on its financial statements.

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

The Company’s short-term investments all mature in less than one year. In 2005, the Company purchased short-term investments for $3.6 million, which are recorded at fair value and were all outstanding as of December 31, 2005. The Company sold all of its investments during 2004. Proceeds from the sale of investment securities were $3.0 million in 2004.

Gross realized gains and gross realized losses included in interest income, net totaled less than $10,000 in each of 2005, 2004 and 2003.

Interest income was $283,000, $144,000 and $179,000 in 2005, 2004 and 2003, respectively.

3.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows at December 31 (in thousands):

	December 31,
	2005	2004
Computer equipment	$17,419	$16,132
Furniture and fixtures	2,266	2,054
Office equipment	406	406
Leasehold improvements	2,676	2,284
Software	3,625	3,554
Trade show equipment	317	278
Total cost	26,709	24,708
Less accumulated depreciation	22,696	20,637
Property and equipment, net	$4,013	$4,071

Property and equipment is depreciated over useful lives of 3 to 5 years, except for leasehold improvements, which are depreciated over the lesser of the term of the related lease or the estimated useful life, and vary from 5 to 15 years.

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

4.	BANK LINE OF CREDIT

The Company has a line of credit secured by cash and cash equivalents with a bank in the amount of $3.0 million with interest to be charged at the bank’s prime rate (7.25% and 5.25% at December 31, 2005 and 2004, respectively). Principal on the note is due on demand and interest is remitted monthly. As of December 31, 2004, the Company had borrowed $3.0 million under this line and repaid the amount on January 3, 2005. There were no amounts outstanding on the line as of December 31, 2005.

The Company paid $13,000, $19,000 and $14,000 of interest in 2005, 2004, and 2003, respectively.

5.	SHAREHOLDERS’ EQUITY

Stock Option Plans
The Company's Stock Option Plans, adopted in 1995 and 1999, authorize the Board of Directors or the Compensation Committee, as applicable, to grant incentive and nonqualified stock options. Up to an aggregate of 4,050,000 shares are available for issuance under the 1999 Stock Option Plans . The exercise price of incentive options must not be less than the fair market value of the common stock at the date of grant. Options granted under the 1999 Stock Option Plan generally vest in equal installments over four years from the first anniversary of the date of grant. For most options granted through December 31, 2004, the term of each option is ten years from the date of grant. In 2005, the Company began issuing options with a life of six years from the date of grant. If an incentive option is granted to an employee who, at the time the option is granted, owns stock representing more than ten percent of the voting power of all classes of stock of the Company, the term of the option shall be five years from the date of grant. The plans may be terminated by the Board of Directors at anytime.

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

The Company recognized expense of $80,000, $11,000 and $100,000 in 2005, 2004 and 2003, respectively, for the amortization of stock options granted to non-employees and the amortization of stock options granted to employees with an intrinsic value on the date of issuance.

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

Stock option activity is summarized as follows:

	Year Ended December 31,
	2005		2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Balances, beginning of year	3,782,522	$5.54	2,998,350	$5.74	3,247,374	$8.59
Options granted	550,018	4.74	1,120,195	5.40	681,110	3.24
Options exercised	(136,414)	3.85	(88,304)	2.18	(94,912)	1.47
Options canceled	(342,438)	6.74	(247,719)	9.21	(835,222)	15.29
Options outstanding, end of year	3,853,688	5.44	3,782,522	5.54	2,998,350	5.74
Option price range at end of year	$0.13 - $50.50		$0.13 - $50.50		$0.13 - $50.50
Options exercisable at end of year	2,423,768	$5.82	2,024,913	$5.91	1,649,511	$5.93
Options available for grant at end of year	684,850		975,980		1,648,456
Weighted average fair value of options granted during the year	$3.22		$4.17		$2.71

The following table summarizes information about the options outstanding at December 31, 2005:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.13 - $ 2.99	555,320	3.78 years	$1.73	471,282	$1.53
$ 3.00 - $ 4.49	1,093,510	7.07 years	3.61	531,805	3.27
$ 4.50 - $ 5.99	1,664,609	7.15 years	5.62	968,798	5.68
$ 6.00 - $ 8.99	228,590	5.70 years	7.19	140,224	7.74
$ 9.00 - $13.49	181,420	4.02 years	10.72	181,420	10.72
$13.50 - $50.50	130,239	4.85 years	23.90	130,239	23.90
Total/average	3,853,688		5.44	2,423,768	5.82

2000 Employee Stock Purchase Plan
In May 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “2000 Purchase Plan”). A total of 500,000 shares of common stock were reserved for issuance under the 2000 Purchase Plan. On May 19, 2005, the shareholders of the Company approved an amendment to the 2000 Purchase Plan, which increased the number of shares of common stock to 750,000. The 2000 Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 20% of their total compensation. Prior to December 31, 2005, the price at which the common stock could be purchased under the 2000 Purchase Plan was 85% of the lesser of the fair market value of Interactive Intelligence common stock on the first or last business day of the immediately preceding calendar quarter. As of January 1, 2006, the 2000 Purchase Plan was amended such that the price at which the common stock may be purchased is 95% of the fair market value of Interactive Intelligence common stock on the purchase date of the stock, which is the first business day of the next calendar quarter. An employee may set aside no more than $25,000 to purchase shares annually. The initial offering period commenced on April 1, 2000. A total of 57,732, 82,438 and 134,196 shares were issued in 2005, 2004 and 2003, respectively, under the 2000 Purchase Plan at an average price of $4.46 in 2005, $4.29 in 2004 and $2.87 in 2003.

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

In 2006, the Company changed certain terms in the 2000 Purchase Plan. As of January 1, 2006, the price at which the common stock may be purchased is 95% of the fair market value of Interactive Intelligence common stock on the purchase date of the stock, which is generally the first business day of the next calendar quarter.

6.	LEASE AGREEMENTS

The Company leases its corporate headquarters facility under a non-cancelable operating lease agreement, which expires in 2018. The 120,000 square foot building is located in Indianapolis, Indiana. The Company also has several small office building leases in the U.S., Netherlands and Malaysia.

Minimum future lease payments under non-cancelable operating leases as of December 31, 2005 are summarized as follows (in thousands):

2006	$2,333
2007	2,129
2008	2,267
2009	2,309
2010	2,306
Thereafter	18,717
Total minimum lease payments	$30,061

The Company also rents office space for sales, development and international offices under month-to-month leases and leases with terms generally less than one year.

The Company has a sublease for its corporate headquarters office space. The sublease was signed in December 2004 and amended in January 2006. The sublease expires in 2008 and the Company expects to receive sublease payments of $532,000 over the life of the lease, of which it received $116,000 in 2005.

Rent expense, net was $3.2 million, $3.2 million and $3.1 million in 2005, 2004 and 2003, respectively.

7.	CONCENTRATION OF CREDIT RISK

No entity accounted for 10% or more of revenues or accounts receivable in 2005, 2004 or 2003. The Company’s top five resellers collectively represented 24% and 38% of the accounts receivable balance at December 31, 2005 and December 31, 2004, respectively. The Company evaluates the credit worthiness of its customers on a periodic basis. The Company generally does not require collateral.

8.	RETIREMENT SAVINGS PLAN

The Company maintains a 401(k) retirement savings plan to provide retirement benefits for substantially all of its North American employees. Participants in the plan may elect to contribute up to 20% of their annual compensation to the plan, limited to the maximum amount allowed by the Internal Revenue Code. The Company, at its discretion, may make annual contributions to the plan. The Company has made no contributions to the plan through December 31, 2005.

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

9.	INCOME TAXES

Income tax expense attributable to income from continuing operations consists of (in thousands):

	Current	Deferred	Total
December 31, 2005:
U.S. Federal	$60	$--	$60
State and local	15	--	15
Foreign jurisdiction	190	--	190
Total	$265	$--	$265

December 31, 2004:
U.S. Federal	$--	$--	$--
State and local	8	--	8
Foreign jurisdiction	130	--	130
Total	$138	$--	$138

December 31, 2003:
U.S. Federal	$--	$--	$--
State and local	6	--	6
Foreign jurisdiction	205	--	205
Total	$211	$--	$211

Income tax expense attributable to income from continuing operations differed from the expected expense (benefit) of $800,000, $400,000 and ($1.9 million) for 2005, 2004 and 2003, respectively, computed by applying the U.S. Federal income tax rate of 34% to pretax income (loss) primarily due to the fact that the Company has provided a valuation allowance against 100% of its tax credit and net operating loss carryforwards and other deferred tax assets due to the uncertainty of their realizability.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below (in thousands):

	2005	2004
Deferred tax assets attributable to:
Net operating loss carryforward	$15,375	$17,571
Deferred revenue	2,026	1,749
Research and development credit carryforward	3,803	2,999
Other	1,847	1,610
Total gross deferred tax assets	23,051	23,930
Less valuation allowance	(23,051)	(23,930)
Net deferred tax assets	$--	$--

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, if any, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of approximately $53 million prior to the expiration of the net operating loss carryforwards and other deferred tax assets in 2019. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences and has therefore recorded a full valuation allowance.

10.	SEGMENT DISCLOSURES

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

Revenues derived from non-North American customers accounted for approximately 24% in 2005, 22% in 2004 and 13% in 2003 of the Company's total revenues. The Company attributes its revenues to countries based on the country in which the customer is located. The sales and licensing revenues in each individual non-North American country accounted for less than 10% of total revenues in 2005, 2004 or 2003. Approximately 10% of the Company’s assets are located in foreign countries, of which no country represents a concentration of more than 2%.

11.	CONTINGENCIES

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

On September 30, 2003, Recursion Software, Inc. filed suit in Dallas County Court in Dallas, Texas against the Company alleging breach of contract and money due under claims of quantum meruit and unjust enrichment. Recursion claims that the Company incorporated Recursion software into one of its products in breach of the underlying license. On November 3, 2003, the Company had the case removed to Federal District Court in Dallas, Texas and on January 28, 2004, Recursion asserted a copyright infringement claim against the Company, which was expanded in scope on September 10, 2004. No dollar amount has been stated in the action. On February 27, 2006, the Court denied both parties’ motions for summary judgment. The Company believes that it has strong defenses to the claims and intends to vigorously defend against the action. The Company believes that this matter can be resolved without a material adverse effect on its business, financial condition or results of operations, however the Company cannot provide assurance as to the outcome.

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

In November 2002, the Company received a notification from the French government as a result of a tax audit that had been conducted encompassing the years 1998, 1999, 2000 and 2001. These assessments claim various taxes are owed related to Value Added Tax (“VAT”) and corporation taxes in addition to what has previously been paid and accrued. As of December 31, 2005, the assessment related to VAT was approximately $2.7 million and the assessment related to corporation taxes was approximately $357,000. The Company’s tax counsel has assessed the possibility of the Company paying the assessment related to VAT as remote and the assessment related to corporation taxes as reasonably possible, therefore the Company has not accrued for these amounts. The Company is appealing the assessments, but cannot assure you that these matters will be resolved without litigation or that it will not have to pay some or all of the assessments.

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

12.	RESTRUCTURING AND OTHER CHARGES

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

The Company recognized restructuring charges in accordance with FASB Statement No. 146 of $3.4 million for the year ended December 31, 2003, which included approximately $1.3 million related to severance.

The Company has ten former employees from its French office that it has not reached agreement with regarding severance. The Company has recorded a liability for the estimated severance for those employees in accordance with FASB Statement No. 146. The Company could incur additional expenses related to these employees for legal fees and for additional severance costs when a settlement is reached.

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

A summary of the beginning accrued restructuring charges, expensed amount, cash payments and the ending accrued restructuring charges for the years ended December 31 is presented below (in thousands).

	Beginning Balance	Expense	Cash Payments	Ending Balance
December 31, 2005:
EMEA restructuring	$491	$--	$--	$491

December 31, 2004:
EMEA restructuring	$549	$101	$(159)	$491
Headquarters relocation	267	--	(267)	--
Total	$816	$101	$(426)	$491

December 31, 2003:
EMEA restructuring	$53	$1,770	$(1,274)	$549
Headquarters relocation	--	1,670	(1,403)	267
Total	$53	$3,440	$(2,677)	$816

 SELECTED QUARTERLY FINANCIAL DATA (unaudited)

(in thousands, except per share amounts)

	Quarters in Year Ended December 31, 2005
	First	Second	Third	Fourth
Revenues:
Product	$7,886	$8,596	$7,783	$9,031
Services	6,707	7,026	7,405	8,503
Total revenues	14,593	15,622	15,188	17,534
Cost of revenue:
Product	766	1,108	963	1,824
Services	2,707	2,703	2,743	2,872
Total cost of revenue	3,473	3,811	3,706	4,696
Gross profit	11,120	11,811	11,482	12,838
Operating expenses:
Sales and marketing	5,854	6,146	6,188	5,961
Research and development	3,195	3,212	3,061	2,915
General and administrative	2,021	2,035	2,153	2,118
Restructuring and other charges	--	--	--	--
Total operating expenses	11,070	11,393	11,402	10,994
Operating income	50	418	80	1,844
Other income (expense):
Interest income, net	51	62	69	87
Other expense, net	(46)	(136)	(74)	(32)
Total other income (expense)	5	(74)	(5)	55
Income before income taxes	55	344	75	1,899
Income taxes	30	54	47	134
Net income	$25	$290	$28	$1,765

Net income per share:
Basic	$0.00	$0.02	$0.00	$0.11
Diluted	0.00	0.02	0.00	0.10

Shares used to compute net income per share:
Basic	15,958	16,015	16,054	16,085
Diluted	16,554	16,685	16,928	16,860

Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

SELECTED QUARTERLY FINANCIAL DATA (unaudited)

(in thousands, except per share amounts)

	Quarters in Year Ended December 31, 2004
	First	Second	Third	Fourth
Revenues:
Product	$7,095	$7,261	$6,591	$7,240
Services	6,611	6,380	6,823	7,118
Total revenues	13,706	13,641	13,414	14,358
Cost of revenue:
Product	595	404	452	948
Services	2,753	2,771	2,564	2,668
Total cost of revenue	3,348	3,175	3,016	3,616
Gross profit	10,358	10,466	10,398	10,742
Operating expenses:
Sales and marketing	5,017	5,047	5,228	5,200
Research and development	3,278	3,258	3,208	3,114
General and administrative	1,929	1,776	1,860	1,965
Restructuring and other charges	16	85	--	--
Total operating expenses	10,240	10,166	10,296	10,279
Operating income	118	300	102	463
Other income (expense):
Interest income, net	7	25	28	65
Other income (expense), net	47	25	10	(12)
Total other income	54	50	38	53
Income before income taxes	172	350	140	516
Income taxes	52	46	38	2
Net income	$120	$304	$102	$514

Net income per share:
Basic	$0.01	$0.02	$0.01	$0.03
Diluted	0.01	0.02	0.01	0.03

Shares used to compute net income per share:
Basic	15,806	15,845	15,872	15,904
Diluted	16,700	16,735	16,476	16,499

Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

Interactive Intelligence, Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses, net	Charged to Other Accounts Describe	Deductions Describe (1)	Balance at End of Period
Accounts receivable allowances deducted from asset accounts:
Year ended December 31, 2005	$410,000	$307,000	$--	$65,000	$652,000
Year ended December 31, 2004	354,000	174,000	--	118,000	410,000
Year ended December 31, 2003	671,000	(97,000)	--	220,000	354,000
(1)	Uncollectible accounts written off, net of recoveries.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005 pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

On November 2, 2005, the Company entered into a Revolving Note with Fifth Third Bank (Central Indiana) (“Fifth Third”) relating to a new line of credit. The Revolving Note provides for a line of credit up to a maximum amount of $3.0 million with interest to be charged at Fifth Third's prime rate. Principal on amounts outstanding are due on demand and interest is to be remitted monthly. The Company also entered into a Security and Pledge Agreement in favor of Fifth Third, dated November 2, 2005, whereby the Company pledged its cash and cash equivalents on deposit with Fifth Third as security for the line of credit. The Company and Fifth Third also entered into a Control Agreement on November 2, 2005. The Revolving Note, Security and Pledge Agreement and Control Agreement are filed as Exhibit 10.9 to this Form 10-K and are incorporated herein by reference.

Also, on November 2, 2005, upon entering into the agreements with Fifth Third described above, the Company terminated its $3 million line of credit with KeyBank National Association including its Revolving Credit Loan Agreement, dated December 21, 2000, Revolving Credit Promissory Note dated December 21, 2000, Modification and/or Extension Agreements, dated April 30, 2001 and April 29, 2002, Commercial Pledge and Security Agreement, dated December 19, 2003 and Promissory Note dated December 19, 2003.

On January 30, 2006, the Company and ANGEL Learning, Inc. entered into an Amendment No. 1 to Sublease (the “Sublease Amendment”), whereby the Company sub-leased an additional 3,000 square feet of its building to ANGEL Learning, Inc. through February 29, 2008. This sublease is in addition to a sublease of 8,980 square feet to the same tenant that was entered into on March 1, 2005, which also is to terminate on February 29, 2008. The total sublease payments will equal $532,000 over the term of the subleases. The Sublease Amendment is filed as Exhibit 10.16(iv) to this Form 10-K and is incorporated herein by reference.

Part III

Item 10.	Directors and Executive Officers of the Registrant.

The information required by this Item with respect to Directors, nominees for Directors, Executive Officers, audit committee members and financial expert, delinquent filers and code of ethics appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2006, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005, is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this Item with respect to remuneration of the Company's officers and directors appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2006, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item with respect to the stock ownership of management and five percent beneficial owners and securities authorized for issuance under equity compensation plans appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2006, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.

The information required by this Item with respect to certain relationships and related transactions appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2006, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item with respect to the fees and services of our independent registered public accounting firm and our audit committee actions with respect thereto appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2006, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005, is incorporated herein by reference.

PART IV
Item 15.	Exhibits and Financial Statement Schedules.

1.	Consolidated Financial Statements

The following information appears in Item 8 of Part II of this Report:
•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2005 and 2004
•	Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003
•	Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2005, 2004 and 2003
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003
•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedule
The following financial statement schedule is included in this Report:
•	Schedule II - Valuation and Qualifying Accounts

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

Exhibit
Number		Document
3.1	(1)	Restated Articles of Incorporation of the Company

3.2	(1)	By-Laws of the Company, as amended to date

10.1	(1)	*1995 Incentive Stock Option Plan, as amended

10.2	(1)	*1995 Nonstatutory Stock Option Incentive Plan

10.3	(3)	*1999 Stock Option and Incentive Plan, as amended February 22, 2000

10.4	(14)	*Outside Directors Stock Option Plan, as amended May 19, 2004

10.6	(1)	Strategic Relationship Agreement between the Company and Dialogic Corporation

10.7	(1)	Support Services Agreement between the Company and Dialogic Corporation

10.8	(2)
Patent License Agreement, dated December 31, 2004, between the Company and AudioFAX IP LLC (confidential treatment has been granted for certain portions of this exhibit, and accordingly, those portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission)

10.9
Revolving Note, dated November 2, 2005, between the Company and Fifth Third Bank (Central Indiana) ("Fifth Third"), Security and Pledge Agreement made by the Company in favor of Fifth Third, dated November 2, 2005 and Control Agreement between the Company and Fifth Third, dated November 2, 2005.

10.11	(13)	*Employment Agreement between the Company and Stephen R. Head, dated November 3, 2003

10.12	(1)	*(i) Employment Agreement between the Company and Jeremiah J. Fleming, dated as of March 1, 1997

	(1)	*(ii) Amendment A, dated May 14, 1999, to Employment Agreement between the Company and Jeremiah J. Fleming, dated as of March 1, 1997

	(9)	*(iii) Letter of Assignment between the Company and Jeremiah J. Fleming, dated as of April 1, 2001

10.13	(15)	*Employment Agreement between the Company and Pamela J. Hynes dated November 4, 1996 and the First Amendment to Employment Agreement between the Company and Pamela J. Hynes dated February 23, 2000

10.14	(1)	*Stock Option Agreement between the Company and Donald E. Brown, M.D., dated September 22, 1998

10.16	(10)
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

	(2)
(iii) Sublease Agreement, dated December 29, 2004, between the Company and ANGEL Learning, Inc. (formerly CyberLearning Labs, Inc.) (Exhibits thereto will be furnished supplementally to the Securities and Exchange Commission upon request.)

(iv) Amendment No. 1 to Sublease, dated January 30, 2006, between the Company and ANGEL Learning, Inc. (formerly CyberLearning Labs, Inc.) (Exhibits thereto will be furnished supplementally to the Securities and Exchange Commission upon request.)

10.17	(8)
(i) Revolving Credit Loan Agreement, dated December 21, 2000, between the Company and KeyBank National Association ("KeyBank"), Revolving Credit Promissory Note made by the Company in favor of Keybank National Association, dated December 21, 2000.

	(9)	(ii) Modification and/or Extension Agreement, dated April 30, 2001, between the Company and KeyBank

	(11)	(iii) Modification and/or Extension Agreement, dated April 29, 2002, between the Company and KeyBank

10.18	(1)	Consolidated Subordinated Promissory Note made by the Company in favor of Donald E. Brown, M.D., dated May 1, 1999

10.19	(1)	(i) Office Lease, dated September 16, 1998, between the Company and College Park Plaza Associates, Inc.

	(4)	(ii) Lease Modification Agreement, dated December 8, 1999, between the Company and College Park Plaza Associates, Inc.

10.20	(13)
Commercial Pledge and Security Agreement, dated December 19, 2003, between the Company and KeyBank National Association and Promissory Note made by the Company in favor of Keybank National Association, dated December 19, 2003

10.21	(16)
*Form of Agreement for Incentive Stock Options under 1999 Stock Option and Incentive Plan (incorporated herein by reference from Exhibit No. (d)(3) to the Schedule TO filed by the Company on April 26, 2001)

10.22	(17)
*Form of Agreement for Nonqualified Stock Options under 1999 Stock Option and Incentive Plan (incorporated herein by reference from Exhibit No. (d)(4) to the Schedule TO filed by the Company on April 26, 2001)

10.23	(1)	Form of Indemnity Agreement between the Company and each of its directors and executive officers

10.24	(12)	*Form of Agreement for Outside Directors Stock Option under Outside Directors Stock Option Plan

10.25	(18)	*Employment Agreement dated January 3, 2005 between the Company and Joseph Staples

10.26		*Summary of certain Director and Executive Compensation

10.27	(5)	*Form of Amendment to Employment Agreement, dated March 15, 2000, between the Company and Jeremiah J. Fleming

10.28	(6)	*Interactive Intelligence, Inc. Employee Stock Purchase Plan, as amended

10.29	(7)	*Interactive Intelligence, Inc. 401(k) Savings Plan

10.31	(10)
Stock Purchase Agreement dated as of October 1, 2001 by and among the Company and Donald E. Brown, M.D. and Robert A. Compton (Exhibits thereto will be furnished supplementally to the Securities and Exchange commission upon request.)

10.32	(10)	Royalty Agreement dated as of October 1, 2001 by and among the Company and Donald E. Brown, M.D.

10.33	(10)	Royalty Agreement dated as of October 1, 2001 by and among the Company and Robert A. Compton

21		Subsidiaries of the Company

23		Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Donald E. Brown, M.D., Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Stephen R. Head, Chief Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

(1)	The copy of this exhibit filed as the same exhibit number to the Company's Registration Statement on Form S-1 (Registration No. 333-79509) is incorporated herein by reference.

(2)	The copy of this exhibit filed as the same exhibit number to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 is incorporated herein by reference.

(3)	The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 is incorporated herein by reference.

(4)	The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 is incorporated herein by reference.

(5)	The copy of this exhibit filed as the same exhibit number to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 is incorporated herein by reference.

(6)	The copy of this exhibit filed as the same exhibit number to the Company’s Form 8-K filed on January 5, 2006 is incorporated herein by reference.

(7)	The copy of this exhibit filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-33772) is incorporated herein by reference.

(8)	The copy of this exhibit filed as the same exhibit number to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 is incorporated herein by reference.

(9)	The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 is incorporated herein by reference.

(10)	The copy of this exhibit filed as the same exhibit number to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 is incorporated herein by reference.

(11)	The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 is incorporated herein by reference.

(12)	The copy of this exhibit filed as the same exhibit number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 is incorporated herein by reference.

(13)	The copy of this exhibit filed as the same exhibit number to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 is incorporated herein by reference.

(14)	The copy of this exhibit filed as Appendix A to the Company’s Definitive Proxy Statement filed on April 8, 2004 is incorporated herein by reference.

(15)	The copy of this exhibit filed as the same exhibit number to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

(16)	The copy of this exhibit filed as Exhibit No. (d)(3) to the Schedule TO filed by the Company on April 26, 2001 is incorporated herein by reference.

(17)	The copy of this exhibit filed as Exhibit No. (d)(4) to the Schedule TO filed by the Company on April 26, 2001 is incorporated herein by reference.

(18)	The copy of this exhibit filed as the same exhibit number to the Company’s Current Report on Form 8-K filed on January 6, 2005 is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Interactive Intelligence, Inc.
(Registrant)

Date: March 29, 2006	By	/s/ Stephen R. Head
Stephen R. Head
Chief Financial Officer, Vice President of Finance and Administration, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

/s/ Donald E. Brown, M.D.	Chairman, President, Chief	March 29, 2006
Donald E. Brown, M.D	Executive Officer and Director (Principal Executive Officer)

/s/ Stephen R. Head	Chief Financial Officer,	March 29, 2006
Stephen R. Head	Vice President of Finance and Administration, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Edward L. Hamburg	Director	March 29, 2006
Edward L. Hamburg

/s/ Mark A. Hill	Director	March 29, 2006
Mark A. Hill

/s/ Samuel F. Hulbert, Ph.D	Director	March 29, 2006
Samuel F. Hulbert, Ph.D

/s/ William E. McWhirter	Director	March 29, 2006
William E. McWhirter

/s/ Richard A. Reck	Director	March 29, 2006
Richard A. Reck