Form 10-Q
period 2006-03-31
INTERACTIVE INTELLIGENCE INC
filed 2006-05-08
CIK 1083318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(317) 872-3000
(Registrant's telephone number)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No *

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer" as defined in Rule 12b-2 of the Exchange Act. Large accelerated filer * Accelerated filer * Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes * No ☒

The number of shares of common stock outstanding on April 30, 2006 was 16,413,305.

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements and Footnotes.

Interactive Intelligence, Inc.
Condensed Consolidated Balance Sheets
As of March 31, 2006 and December 31, 2005
(in thousands, except share and per share amounts)

	March 31, 2006	December 31, 2005
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$14,066	$11,551
Short-term investments	4,803	3,576
Accounts receivable, net of allowance for doubtful accounts of $483 in 2006 and $652 in 2005	14,130	14,927
Prepaid expenses	3,988	2,939
Other current assets	935	789
Total current assets	37,922	33,782
Property and equipment, net	4,069	4,013
Other assets, net	612	603
Total assets	$42,603	$38,398

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$6,567	$6,676
Accrued compensation and related expenses	1,753	1,906
Deferred product revenues	5,930	5,195
Deferred services revenues	18,136	16,828
Total current liabilities	32,386	30,605
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 authorized; no shares issued and outstanding	--	--
Common stock, $0.01 par value: 100,000,000 authorized; 16,374,026 issued and outstanding at March 31, 2006, 16,120,543 issued and outstanding at December 31, 2005	164	161
Additional paid-in capital	67,235	65,826
Accumulated deficit	(57,182)	(58,194)
Total shareholders’ equity	10,217	7,793
Total liabilities and shareholders’ equity	$42,603	$38,398

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.
Condensed Consolidated Statements of Income (unaudited)
For the Three Months Ended March 31, 2006 and 2005
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
Revenues:
Product	$8,861	$7,886
Services	9,069	6,707
Total revenues	17,930	14,593
Cost of revenues:
Product	1,333	766
Services	3,144	2,707
Total cost of revenues	4,477	3,473
Gross profit	13,453	11,120
Operating expenses:
Sales and marketing	6,879	5,854
Research and development	3,041	3,195
General and administrative	2,534	2,021
Total operating expenses	12,454	11,070
Operating income	999	50
Other income:
Interest income, net	104	51
Other expense, net	(52)	(46)
Total other income	52	5
Income before income taxes	1,051	55
Income taxes	39	30
Net income	$1,012	$25

Net income per share:
Basic	$0.06	$0.00
Diluted	0.06	0.00

Shares used to compute net income per share:
Basic	16,251	15,958
Diluted	17,178	16,554

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.
Condensed Consolidated Statement of Shareholders’ Equity (unaudited)
For the Three Months Ended March 31, 2006
(in thousands)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2005	16,121	$161	$65,826	$(58,194)	$7,793

Issuances of common stock	13	--	57	--	57
Exercise of stock options	240	3	859	--	862
Stock-based compensation	--	--	493	--	493
Net income	--	--	--	1,012	1,012

Balances, March 31, 2006	16,374	$164	$67,235	$(57,182)	$10,217

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
For the Three Months Ended March 31, 2006 and 2005
(in thousands)

	Three Months Ended March 31,
	2006	2005
Operating activities:
Net income	$1,012	$25
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	430	598
Stock-based compensation expense related to stock options	493	43
Loss on disposal of fixed assets	2	--
Changes in operating assets and liabilities:
Accounts receivable	797	132
Prepaid expenses	(1,049)	(800)
Other current assets	(146)	190
Other assets	(9)	(11)
Accounts payable and accrued liabilities	(109)	(427)
Accrued compensation and related expenses	(153)	(4)
Deferred product revenues	735	209
Deferred services revenues	1,308	979
Net cash provided by operating activities	3,311	934

Investing activities:
Purchases of property and equipment	(488)	(566)
Purchases of available-for-sale investments	(1,227)	--
Net cash used by investing activities	(1,715)	(566)

Financing activities:
Proceeds from issuance of common stock	57	57
Proceeds from stock options exercised	862	127
Net cash provided by financing activities	919	184

Net increase in cash and cash equivalents	2,515	552
Cash and cash equivalents, beginning of period	11,551	14,603
Cash and cash equivalents, end of period	$14,066	$15,155

Cash paid for interest	$3	$1
Cash paid for taxes	93	51

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.
Notes To Condensed Consolidated Financial Statements
March 31, 2006 and 2005 (unaudited)

1.	The Company and Significant Accounting Policies

The Company

Interactive Intelligence, Inc. (the “Company”) is a leading provider of software applications for contact centers and is leveraging that leadership position to provide mission critical voice over Internet protocol (VoIP) applications to enterprises. The Company participates in four distinct areas, all of whose needs are increasing for VoIP-based systems:
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

Principal operations of the Company commenced during 1994 and initial revenue was recognized in 1997. Since then, the Company has established wholly-owned subsidiaries in Australia, France, the Netherlands and the United Kingdom, and in 2004 formed its Vonexus, Inc. (Vonexus) subsidiary for global Enterprise IP Telephony and Microsoft small and medium sized business customer markets. The Company also currently has international branch offices in Canada, Germany, Japan, Korea, Malaysia, Singapore and Sweden. The Company markets its software applications in the Americas, Europe, the Middle East and Africa (EMEA), and Asia/Pacific (APAC).

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

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

These financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2005, included in the Company’s Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission. Our results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Stock Based Compensation

On January 1, 2006, the Company adopted the Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors under the Company’s stock option plans, based on fair values. FAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to FAS 123R, which the Company utilized in its adoption of FAS 123R beginning January 1, 2006.

The Company adopted FAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. The Company’s Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of FAS 123R. In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R. Stock-based compensation expense for employee stock options recognized under FAS 123R for the three months ended March 31, 2006 was $489,000.

FAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Income. Prior to the adoption of FAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Income, other than as related to stock options for non-employees.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statement of Income for the first quarter of 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 123, and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of FAS 123R. Compensation expense for all share-based payment awards are recognized using the straight-line single option approach. Stock-based compensation expense recognized in the Consolidated Condensed Statement of Income for the first quarter of 2006 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma disclosure required under FAS 123, for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

With the adoption of FAS 123R, the Company continued to use the Black-Scholes option-pricing model as its method of valuation for share-based awards. For additional information, refer to Note 3. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to: the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable.

2.	Net Income Per Common Share

Basic net income per share is calculated based on the weighted-average number of outstanding common shares in accordance with Financial Accounting Standards No. 128, Earnings per Share. Diluted net income per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares. Potential common shares are composed of shares of common stock issuable upon the exercise of stock options. The calculation of diluted net income per share excludes shares underlying outstanding stock options whose effect would be antidilutive.

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2006	2005

Net income, as reported (A)	$1,012	$25

Weighted average outstanding shares of common stock (B)	16,251	15,958
Dilutive effect of options to purchase common stock	927	596
Common stock and common stock equivalent shares (C)	17,178	16,554

Net income per share:
Basic (A/B)	$0.06	$0.00
Diluted (A/C)	0.06	0.00

The Company’s calculation of diluted net income per share for the three months ended March 31, 2006 and 2005 excludes options to purchase 1.3 million and 2.4 million shares of common stock, respectively, as their effect would be antidilutive.

3. Stock-Based Compensation

The Company's Stock Option Plans, adopted in 1995 and 1999, authorize the Board of Directors or the Compensation Committee, as applicable, to grant incentive and nonqualified stock options. Up to an aggregate of 4,050,000 shares are available for issuance under the 1999 Stock Option Plans. The exercise price of incentive options must not be less than the fair market value of the common stock at the date of grant. Options granted under the 1999 Stock Option Plan generally vest in equal installments over four years from the first anniversary of the date of grant. For most options granted through December 31, 2004, the term of each option is ten years from the date of grant. In 2005, the Company began issuing options with a life of six years from the date of grant. If an incentive option is granted to an employee who, at the time the option is granted, owns stock representing more than ten percent of the voting power of all classes of stock of the Company, the exercise price of the option may not be less than 110% of the market value per share on the date the option is granted and the term of the option shall be five years from the date of grant. The plans may be terminated by the Board of Directors at any time.

Pro Forma Information under FAS 123 for Periods Prior to 2006

Prior to the adoption of FAS 123R, the Company provided the disclosures required under FAS 123, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosures and recognized compensation expense for certain non-employee stock options that were granted. The Company did not recognize stock-based compensation expense in its Statement of Income for periods prior to the adoption of FAS 123R for employee stock option grants as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant.

Pro forma information regarding option grants made to the Company’s employees and directors is as follows (in thousands, except per share amounts):

Three Months Ended March 31, 2005
Net income as reported	$25
Add: Stock-based compensation expense for non-employee stock options included in reported net income, net of related tax effects	43
Deduct: Total stock-based compensation expense determined under fair-value-based method for all awards	(789)
Pro forma net loss	$(721)

Net income (loss) per share:
Basic - as reported	$0.00
Diluted - as reported	0.00
Basic - pro forma	(0.05)
Diluted - pro forma	(0.05)

Valuation and Expense Information under FAS 123R

The following table summarizes the allocation of stock-based compensation expense related to employee stock options under FAS 123R for the three months ended March 31, 2006 (in thousands, except per share amounts):

Three Months Ended March 31, 2006
Stock-based compensation expense for employee stock options:
Cost of services	$39
Sales and marketing	285
Research and development	49
General and administrative	116
Total stock-based compensation expense for employee stock options	$489

Basic and diluted net income per share - as reported	$0.06
Effect of stock-based compensation for employee stock options on basic and diluted earnings per share	(0.03)

During the three months ended March 31, 2006, the Company granted stock options for 349,000 shares of common stock with an estimated total grant-date fair value of approximately $1.0 million. As required by FAS 123R, management has made an estimate of expected forfeitures and is recognizing compensation costs only for those stock awards expected to vest. Of the $1.0 million described above, the Company estimated that the total stock-based compensation for the awards not expected to vest was $229,000.

Valuation Assumptions

The Company estimated the fair value of stock options using the Black-Scholes valuation model. The fair value of each option grant is estimated on the date of grant and is amortized on a straight-line basis over the vesting period. The weighted-average estimated value of options granted to employees and directors under the stock option plans was $2.97 during the three months ended March 31, 2006 and $3.16 during the three months ended March 31, 2005 using the Black-Scholes model with the following assumptions:

	Three Months Ended March 31,
	2006	2005
Dividend yield	--	--
Expected volatility	68.6%	78.6%
Risk-free interest rate	4.73%	4.25%
Expected life of option (in years)	4.25	4.25

Expected Dividend: The Black-Scholes valuation model calls for a single expected dividend yield as an input. The Company has not issued any dividends and has no expectation to do so in the foreseeable future.

Expected Volatility: The Company’s volatility factor was based exclusively on its historical stock prices over the most recent period commensurate with the estimated expected life of the stock options.

Risk-Free Rate: The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term commensurate with the estimated expected life of the stock options.

Expected Term: The Company’s expected term represents the period that the Company’s stock options are expected to be outstanding and was determined using the simplified method discussed in SAB 107.

Estimated Pre-vesting Forfeitures:Beginning January 1, 2006, the Company included an estimate for forfeitures in calculating stock option expense.When estimating forfeitures, the Company considers historical termination behavior as well as any future trends it expects. Prior to 2006, the Company accounted for forfeitures of employee stock options for pro forma disclosure puposes under FAS 123 on an as-incurred basis.

Stock Option Activity

The following is a summary of options activities for the three months ended March 31, 2006:

	Options	Weighted Average Exercise Price

Balances at January 1, 2006	3,853,688	$5.44
Options granted	349,000	5.23
Options exercised	(241,086)	3.57
Options canceled	(29,936)	4.91
Options outstanding at March 31, 2006	3,931,666	5.54
Option price range at end of period	$0.13 - $50.50
Options exercisable at end of period	2,351,759	$5.97
Options available for grant at end of period	368,261
Weighted average fair value of options granted during the period	$2.97

The following table summarizes information about the options outstanding at March 31, 2006:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.13 - $ 2.99	469,649	3.52 years	$1.71	409,532	$1.54
$ 3.00 - $ 4.49	1,012,822	5.90 years	3.63	537,779	3.39
$ 4.50 - $ 5.99	1,915,988	6.67 years	5.55	946,869	5.69
$ 6.00 - $ 8.99	222,548	5.61 years	7.24	146,920	7.79
$ 9.00 - $13.49	180,420	3.77 years	10.72	180,420	10.72
$13.50 - $50.50	130,239	4.61 years	23.90	130,239	23.90
Total/average	3,931,666		5.54	2,351,759	5.97

The total intrinsic value of options exercised during the three months ended March 31, 2006 was $812,164. The aggregate intrinsic value of options outstanding as of March 31, 2006 was $19.2 million and the aggregate intrinsic value of options currently exercisable as of March 31, 2006 was $11.2 million. The aggregate intrinsic value represents the total intrinsic value, based on the Company’s closing stock price of $9.90 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2006 was 2,098,225, with a weighted average exercise price of $4.54.

As of March 31, 2006, there was $4.3 million of total unrecognized compensation cost related to nonvested stock options. These costs are expected to be recognized over the weighted average remaining life of 2.0 years.

The Company adopted the 2000 Employee Stock Purchase Plan in May 2000. This plan was modified as of January 1, 2006 to ensure that it is considered non-compensatory under FAS 123R. No compensation expense has been recognized related to this plan.

4.	Reclassifications

Beginning in the second quarter of 2005, the Company reclassified, for prior periods, certain foreign currency transaction gains and losses, as well as foreign tax withholdings, from sales and marketing, and general and administrative expenses, to other income (expense). In addition, the Company reclassified certain hardware revenues and expenses from services to product. These reclassifications had no impact on the Company’s total consolidated results in any period presented.

5.	Concentration of Credit Risk

One reseller had a concentration of 12% of accounts receivable as of March 31, 2006. No resellers or customers had greater than 10% concentration of accounts receivable as of December 31, 2005. No resellers or customers had greater than 10% concentration of revenues for the three months ended March 31, 2006 and March 31, 2005.

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

In November 2002, the Company received a notification from the French government as a result of a tax audit that had been conducted encompassing the years 1998, 1999, 2000 and 2001. These assessments claim various taxes are owed related to Value Added Tax (VAT) and corporation taxes in addition to what has previously been paid and accrued. As of March 31, 2006, the assessment related to VAT was approximately $2.8 million and the assessment related to corporation taxes was approximately $363,000. The Company’s tax counsel has assessed the possibility of the Company paying the assessment related to VAT as remote and the assessment related to corporation taxes as reasonably possible. The Company has not accrued for these amounts. The Company is appealing the assessments, but cannot assure you that these matters will be resolved without litigation or that it will not have to pay some or all of the assessments. The Company has filed for VAT refunds of more than $600,000, to which the French government has not yet responded. The Company believes that these VAT refunds could be used to offset any money owed to the French government in connection with the assessments.

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

Forward-Looking Information

Certain statements in this Form 10-Q contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can often be identified by their use of such verbs as "expects," "anticipates," and "believes" or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, the Risk Factors described in our Securities and Exchange Commission filings, including the Form 10-K filing for the year ended December 31, 2005.

Overview

We are a leading provider of software applications for contact centers and are leveraging that leadership position to provide mission critical VoIP applications to enterprises. Our customers are in a wide variety of industry groups such as the financial services industry which includes insurance companies, banks and credit unions, the healthcare industry and others. We are a global software provider with a presence in the Americas; Europe, Middle East and Africa (EMEA); and Asia/Pacific (APAC).

Financial Highlights

For the three months ended March 31, 2006, revenues grew 2% over the previous three month period and 23% over the three months ended March 31, 2005. Factors that affect revenues in any particular quarter include potential customers’ budget constraints, personnel resources to implement our solutions, and willingness to implement a critical telecommunications system. As the table below shows, revenues in any particular quarter can greatly fluctuate from other periods. Because the terms of a contract or prior payment experience with a customer or reseller affect revenue recognition, revenue recognition may occur in a period later than when an order is received.

The information below shows our total revenues (in millions) for the most recent five quarters and the years ended December 31, 2005, 2004 and 2003 and the percentage change over the previous period.

Period	Revenues	% Growth
Three months ended:
March 31, 2006	$17.9	2%
December 31, 2005	17.5	15
September 30, 2005	15.2	(3)
June 30, 2005	15.6	7
March 31, 2005	14.6	2

Year ended December 31:
2005	$62.9	14%
2004	55.1	7
2003	51.5	8

For the three months ended March 31, 2006, product revenues increased 12% compared to the three months ended March 31, 2005. Services revenues increased 35% for the same periods. The large increase in services revenues was related to an increase of $2.2 million in support fees due to our growing installed customer base. In addition, professional services and education revenues increased a total of $250,000 in the three months ended March 31, 2006 compared to March 31, 2005.

Effective January 1, 2006, we adopted the Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS 123R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees under the Company’s stock option plans, based on fair values. The adoption of FAS 123R had a significant effect on our costs during the three month period ended March 31, 2006. The following table summarizes stock-based compensation expense related to employee stock options under FAS 123R for the three months ended March 31, 2006 which was allocated as follows (in thousands, except per share amounts):

Three Months Ended March 31, 2006
Stock-based compensation expense for employee stock options:
Cost of services	$39
Sales and marketing	285
Research and development	49
General and administrative	116
Total stock-based compensation expense for employee stock options	$489

Basic and diluted net income per share - as reported	$0.06
Effect of stock-based compensation for employee stock options on basic and diluted earnings per share	(0.03)

Operating expenses for the three months ended March 31, 2006 increased $1.4 million compared to the three months ended March 31, 2005. Of this increase, $450,000 was due to compensation expense related to FAS 123R for sales and marketing, research and development and general and administrative, as detailed above. In addition, we experienced increases in commission expenses, marketing efforts, professional services related to legal fees and Sarbanes-Oxley 404 costs and general and administrative staffing increases. These increases were slightly offset by decreases in depreciation, particularly in research and development, and in outsourced services related to translating our products into foreign languages.

We had $18.9 million of cash and cash equivalents and short-term investments as of March 31, 2006. Cash and cash equivalents and short-term investments increased from $15.1 million as of December 31, 2005 as a result of net earnings for the three months ended March 31, 2006 and cash collections of accounts receivable.

Based on currently issued non-vested options, we expect 2006 expenses related to FAS 123R to be approximately $1.7 million, or approximately $480,000 for the three months ended June 30, 2006, $380,000 for the three months ended September 30, 2006 and $360,000 for the three months ended December 31, 2006.

Historical Results of Operations

The following table presents certain financial data, derived from our unaudited statements of income, as a percentage of total revenues for the periods indicated. The operating results for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results that may be expected for the full year or for any future period.

	Three Months Ended March 31,
	2006	2005
Revenues:
Product	49%	54%
Services	51	46
Total revenues	100	100
Cost of revenues:
Product	7	5
Services	18	19
Total cost of revenues	25	24
Gross profit	75	76
Operating expenses:
Sales and marketing	38	40
Research and development	17	22
General and administrative	14	14
Total operating expenses	69	76
Operating income	6	--
Other income:
Interest income, net	--	--
Other income (expense), net	--	--
Total other income	--	--
Income before income taxes	6	--
Income taxes	--	--
Net income	6%	--%

Comparison of Three Months Ended March 31, 2006 and 2005

Revenues

Product Revenues

	Three Months Ended March 31,
	2006	2005
	($ in thousands)
Product revenues	$8,861	$7,886
Change from prior year	12%	13%
Percentage of total revenues	49%	54%

In the three months ended March 31, 2006, the total dollar amount of orders increased 39% over the three months ended March 31, 2005. The recognition of product revenues is affected by whether the related contract is perpetual or time-based and by the related revenue recognition criteria.

The increase in product orders for the three months ended March 31, 2006 compared to March 31, 2005, was primarily related to an increase in product orders in EMEA. We continue to experience increasing revenues in this region due to the efforts of our EMEA sales staff, our EMEA partner network and marketing efforts in that region.

The product revenues as a percentage of total revenues decreased in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 due to the increase in our services revenues, as described below.

Services Revenues

	Three Months Ended March 31,
	2006	2005
	($ in thousands)
Services revenues	$9,069	$6,707
Change from prior year	35%	--%
Percentage of total revenues	51%	46%

Services revenues are principally support and license renewal fees. These revenues also include professional services, education and other miscellaneous revenues. Our services revenues should increase as we continue to sign and implement new customers and as existing customers continue to renew annual licenses or support agreements for our applications.

For the three months ended March 31, 2006, support and license renewal fee revenues increased $2.2 million over the three months ended March 31, 2005 and professional services and education revenues increased a total of $250,000 over the same periods. The increase in support and license renewal fee revenues was mainly related to our growing base of existing customers.

Cost of Revenues

	Three Months Ended March 31,
	2006	2005
	($ in thousands)
Cost of revenues:
Product	$1,333	$766
Services	3,144	2,707
Total cost of revenues	$4,477	$3,473
Change from prior year	29%	4%
Product costs as a % of product revenues	15%	10%
Services costs as a % of services revenues	35%	40%

Costs of product consist primarily of product and software royalties paid to third parties for the use of their technologies in our products, hardware costs and, to a lesser extent, software packaging costs, which include product media, duplication and documentation. Costs of product can fluctuate depending on which software applications are licensed to our customers, the third party technology, if any, which is licensed and the dollar amount of systems licensed through Vonexus. The increase in the product costs for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was due to Vonexus hardware costs and an increase in royalties expensed for third party software providers.

Costs of services consist primarily of compensation expenses for technical support, education and professional services personnel and other costs associated with supporting our resellers and customers. These costs increased over 16% for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 due to an increase in salary-related expenses as headcount increased by 20 total support employees between these two periods. In addition, compensation expenses for services related to FAS 123R were $39,000 for the three months ended March 31, 2006.

Gross Profit

	Three Months Ended March 31,
	2006	2005
	($ in thousands)
Gross profit	$13,453	$11,120
Change from prior year	21%	7%
Percentage of total revenues	75%	76%

The increase in the dollar amount of gross profit was primarily the result of an increase in revenues, particularly services revenues, partially offset by the smaller increase in cost of revenues, both product and services related, discussed above.

Operating Expenses

Sales and Marketing

	Three Months Ended March 31,
	2006	2005
	($ in thousands)
Sales and marketing expenses	$6,879	$5,854
Change from prior year	18%	16%
Percentage of total revenues	38%	40%
Percentage of product revenues	78%	74%

Sales and marketing expenses are comprised primarily of compensation expenses, promotional costs and travel and entertainment expenses. These expenses increased primarily due to higher commission expense of over $400,000 related to higher commissionable revenues for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. In addition, overall marketing expenses increased $350,000 due to increased marketing efforts. Finally, compensation expense for sales and marketing related to FAS 123R was $285,000 for the three months ended March 31, 2006.

Research and Development

	Three Months Ended March 31,
	2006	2005
	($ in thousands)
Research and development expenses	$3,041	$3,195
Change from prior year	(5)%	(3)%
Percentage of total revenues	17%	22%

Research and development expenses are comprised primarily of compensation and depreciation expenses. Research and development expenses decreased primarily due to lower depreciation expense of $135,000 for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, as certain of our assets become fully depreciated. In addition, outsourced services decreased $85,000 for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 related to the translation of our products into different languages. These decreases were offset by an increase of $49,000 of compensation expense related to FAS 123R costs for the three months ended March 31, 2006.

General and Administrative

	Three Months Ended March 31,
	2006	2005
	($ in thousands)
General and administrative expenses	$2,534	$2,021
Change from prior year	25%	8%
Percentage of total revenues	14%	14%

General and administrative expenses are comprised of compensation expense and non-allocable expenses including bad debt, legal and other professional fees. The increase for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was due primarily to an increase in professional services of over $100,000 related to increased legal fees and costs related to Sarbanes-Oxley 404. In addition, general and administrative salaries increased over $180,000 for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 related to hiring additional employees and re-allocating some internal employees. Finally, compensation expense related to FAS 123R was $116,000 for the three months ended March 31, 2006.

Other Income (Expense)

Interest Income, net
Interest income, net is primarily comprised of interest earned from investments and interest-bearing cash accounts. Interest expense and fees, which are not material for any periods reported, is also included in interest income, net. Interest earnings improved during the three months ended March 31, 2006 compared to the three months ended March 31, 2005 as shown below. Cash earned on investments improved partially due to an increasing cash balance. In addition, we changed the funds in which we have invested to increase our return on investment. The new investments have a higher interest rate and lower fees.

	Three Months Ended March 31,
	2006	2005
	($ in thousands)
Cash, cash equivalents and short-term investments (average)	$16,998	$14,879
Interest income	107	52
Return on investment	2.5%	1.4%

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

	Three Months Ended March 31,
	2006	2005
	($ in thousands)
Other expense, net	$(52)	$(46)

Liquidity and Capital Resources

We generate cash from the collections we receive related to licensing our applications and from annual license renewals, maintenance and support and other services revenues. We also have in place a $3.0 million line of credit, which we did not utilize as of March 31, 2006. We use cash primarily for paying our employees (including salaries, commissions and benefits), leasing office space, paying travel expenses, marketing activities, paying vendors for other services and supplies and purchasing property and equipment.

We determine liquidity by combining cash and cash equivalents and short-term investments net of any outstanding borrowings on our line of credit as shown in the table below. Our total liquidity position as of March 31, 2006 improved compared with our position as of December 31, 2005 due mainly to increased net income, increasing deferred revenue balances, stock options exercised and strong cash collections. We believe that our current liquidity position, when combined with our anticipated cash flows from operations, will be sufficient to satisfy our operating cash needs over the next 12 months. If cash flows from operations are less than anticipated or we have additional cash needs (such as an unfavorable outcome in legal proceedings), our liquidity may not be sufficient to cover our needs. In this case, we may be forced to raise additional capital, either through the capital markets or debt financings. We may not be able to receive favorable terms in raising this capital.

	March 31,	December 31,
	2006	2005
	($ in thousands)
Cash and cash equivalents	$14,066	$11,551
Short-term investments	4,803	3,576
Liquidity, net	$18,869	$15,127

Our operating activities resulted in net cash provided of $3.3 million and $934,000 for the three months ended March 31, 2006 and 2005, respectively. This increase in net cash provided was primarily a result of increased net income, increasing deferred revenue balances and strong cash collections on accounts receivable.

The amount that we report as cash and cash equivalents or as temporary investments fluctuates depending on investing practices in each period. Purchases of short-term investments are reported as a use of cash and the related receipt of proceeds upon maturity of the investment is reported as a source of cash.

We purchased property and equipment with a cost of $488,000 and $566,000 in the three months ended March 31, 2006 and 2005, respectively. These purchases related mainly to in-house technology and leasehold improvements for our corporate headquarters.

Net cash provided by financing activities was $919,000 and $184,000 for the three months ended March 31, 2006 and 2005, respectively. The increase in cash provided was mainly due to proceeds from stock options that were exercised during the period as a result of our stock price increasing during the quarter from $5.10 per share as of December 31, 2005 to $9.90 per share as of March 31, 2006.

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

Research and Development

Through March 31, 2006, all research and development expenditures have been expensed as incurred. Based on our product development process and technological feasibility, the date at which capitalization of development costs may begin is established upon completion of a working model. Costs incurred between completion of the working model and the point at which the product is ready for general release have been insignificant.

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

Item 4. Controls and Procedures.

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006 pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In November 2002, we received a notification from the French government as a result of a tax audit that had been conducted encompassing the years 1998, 1999, 2000 and 2001. These assessments claim various taxes are owed related to Value Added Tax (VAT) and corporation taxes in addition to what has previously been paid and accrued. As of March 31, 2006, the assessment related to VAT was approximately $2.8 million and the assessment related to corporation taxes was approximately $363,000. Our tax counsel has assessed the possibility of us paying the assessment related to VAT as remote and the assessment related to corporation taxes as reasonably possible. We have not accrued for these amounts. We are appealing the assessments, but cannot assure you that these matters will be resolved without litigation or that we will not have to pay some or all of the assessments. We have filed for VAT refunds of more than $600,000, to which the French government has not yet responded. We believe that these VAT refunds could be used to offset any money owed to the French government in connection with the assessments.

From time to time, we are also involved in certain intellectual property claims and legal proceedings in the ordinary course of conducting our business. While the ultimate liability pursuant to these actions cannot currently be determined, we believe these claims and legal proceedings will not have a material adverse effect on our financial position or results of operations. Litigation in general, and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict.

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties we describe both in this Report and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2005 before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about, we currently believe are immaterial or we have not predicted may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations or cash flows could be materially adversely affected.

Item 6. Exhibits.

(a)	Exhibits

3.1 Restated Articles of Incorporation of the Company (incorporated herein by reference from the same exhibit number to the Company’s Registration Statement on Form S-1 (Registration No. 333-79509))

3.2 By-Laws of the Company, as amended to date (incorporated herein by reference from the same exhibit number to the Company’s Registration Statement on Form S-1 (Registration No. 333-79509))

10.5 Form of Change of Control and Retention Agreement, dated as of March 13, 2006, by and between Interactive Intelligence, Inc. and each of Stephen R. Head, Joseph A. Staples and Pamela J. Hynes (incorporated herein by reference from the same exhibit number to Company’s Form 8-K filed on March 17, 2006)

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1  Certification of Donald E. Brown, M.D., CEO, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Stephen R. Head, CFO, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interactive Intelligence, Inc.
(Registrant)

Date: May 8, 2006	By /s/ Stephen R. Head

Stephen R. Head
Chief Financial Officer, Vice President of Finance and
Administration, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)