Form 10-Q
period 2006-06-30
INTERACTIVE INTELLIGENCE INC
filed 2006-08-11
CIK 1083318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

(317) 872-3000
(Registrant's telephone number)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No *

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” as defined in Rule 12b-2 of the Exchange Act. Large accelerated filer * Accelerated filer * Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes * No ☒

The number of shares of common stock outstanding on July 31, 2006 was 16,627,603.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements and Footnotes.

Interactive Intelligence, Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2006 and December 31, 2005
(in thousands, except share and per share amounts)

	June 30, 2006	December 31, 2005
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$13,853	$11,551
Short-term investments	6,316	3,576
Accounts receivable, net of allowance for doubtful accounts of $483 in 2006 and $652 in 2005	15,213	14,927
Prepaid expenses	4,251	2,939
Other current assets	1,169	789
Total current assets	40,802	33,782
Property and equipment, net	4,177	4,013
Other assets, net	634	603
Total assets	$45,613	$38,398

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$6,528	$6,676
Accrued compensation and related expenses	2,293	1,906
Deferred product revenues	6,118	5,195
Deferred services revenues	17,969	16,828
Total current liabilities	32,908	30,605
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 authorized; no shares issued and outstanding	--	--
Common stock, $0.01 par value: 100,000,000 authorized; 16,544,699 issued and outstanding at June 30, 2006, 16,120,543 issued and outstanding at December 31, 2005	165	161
Additional paid-in capital	68,760	65,826
Accumulated deficit	(56,220)	(58,194)
Total shareholders’ equity	12,705	7,793
Total liabilities and shareholders’ equity	$45,613	$38,398

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.
Condensed Consolidated Statements of Income (unaudited)
For the Three and Six Months Ended June 30, 2006 and 2005
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Product	$9,586	$8,596	$18,447	$16,482
Services	9,667	7,026	18,736	13,733
Total revenues	19,253	15,622	37,183	30,215
Cost of revenues:
Product	2,033	1,108	3,366	1,874
Services	3,315	2,703	6,459	5,410
Total cost of revenues	5,348	3,811	9,825	7,284
Gross profit	13,905	11,811	27,358	22,931
Operating expenses:
Sales and marketing	6,855	6,146	13,734	12,000
Research and development	3,221	3,212	6,262	6,407
General and administrative	2,833	2,035	5,367	4,056
Total operating expenses	12,909	11,393	25,363	22,463
Operating income	996	418	1,995	468
Other income (expense):
Interest income, net	116	62	220	113
Other income (expense)	(12)	(136)	(64)	(182)
Total other income (expense)	104	(74)	156	(69)
Income before income taxes	1,100	344	2,151	399
Income taxes	138	54	177	84
Net income	$962	$290	$1,974	$315

Net income per share:
Basic	$0.06	$0.02	$0.12	$0.02
Diluted	0.05	0.02	0.11	0.02

Shares used to compute net income per share:
Basic	16,433	16,015	16,343	15,986
Diluted	18,070	16,685	17,652	16,608

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.
Condensed Consolidated Statement of Shareholders’ Equity (unaudited)
For the Six Months Ended June 30, 2006
(in thousands)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2005	16,121	$161	$65,826	$(58,194)	$7,793

Issuances of common stock	17	--	96	--	96
Exercise of stock options	407	4	1,672	--	1,676
Stock-based compensation	--	--	1,166	--	1,166
Net income	--	--	--	1,974	1,974

Balances, June 30, 2006	16,545	$165	$68,760	$(56,220)	$12,705

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
For the Six Months Ended June 30, 2006 and 2005
(in thousands)

	Six Months Ended June 30,
	2006	2005
Operating activities:
Net income	$1,974	$315
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	867	1,143
Stock-based compensation expense related to stock options	1,166	61
Loss on disposal of fixed assets	4	--
Changes in operating assets and liabilities:
Accounts receivable	(286)	(2,959)
Prepaid expenses	(1,312)	(11)
Other current assets	(380)	147
Other assets	(31)	(36)
Accounts payable and accrued liabilities	(148)	(938)
Accrued compensation and related expenses	387	190
Deferred product revenues	923	(7)
Deferred services revenues	1,141	2,032
Net cash provided by (used in) operating activities	4,305	(63)

Investing activities:
Purchases of property and equipment	(1,035)	(1,227)
Purchases of available-for-sale investments	(6,829)	--
Sales of available-for-sale investments	4,089	--
Net cash used by investing activities	(3,775)	(1,227)

Financing activities:
Proceeds from issuance of common stock	96	111
Proceeds from stock options exercised	1,676	215
Net cash provided by financing activities	1,772	326

Net increase (decrease) in cash and cash equivalents	2,302	(964)
Cash and cash equivalents, beginning of period	11,551	14,603
Cash and cash equivalents, end of period	$13,853	$13,639

Cash paid for interest	$7	$8
Cash paid for taxes	159	180

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006 and 2005 (unaudited)

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

Principal operations of the Company commenced during 1994 and initial revenue was recognized in 1997. Since then, the Company has established wholly-owned subsidiaries in Australia, France, the Netherlands and the United Kingdom. The Company also currently has international branch offices in Canada, Germany, Japan, Korea, Malaysia, Singapore and Sweden. In 2004, the Company formed its Vonexus, Inc. (Vonexus) subsidiary to license Enterprise IP Telephony for small and medium sized business customer markets. The Company markets its software applications in the Americas, Europe, the Middle East and Africa (EMEA), and Asia/Pacific (APAC).

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

Stock Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors under the Company’s stock option plans, based on fair values. FAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to FAS 123R, which the Company utilized in its adoption of FAS 123R beginning January 1, 2006.

The Company adopted FAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. The Company’s Condensed Consolidated Financial Statements for all periods beginning January 1, 2006 reflect the impact of FAS 123R. In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R. Stock-based compensation expense for employee stock options recognized under FAS 123R for the three and six months ended June 30, 2006 was $668,000 and $1.2 million, respectively.

FAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Income. Prior to the adoption of FAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Income because the exercise price was equal to the market value of the underlying stock on the date of grant, other than as related to stock options for non-employees.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 123, and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of FAS 123R. Compensation expense for all share-based payment awards are recognized using the straight-line single option approach. Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Beginning with the Company’s implementation of FAS 123R in January 2006, stock-based compensation expense has been reduced for estimated forfeitures. In the Company’s pro forma disclosure required under FAS 123, for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

With the adoption of FAS 123R, the Company continued to use the Black-Scholes option-pricing model as its method of valuation for share-based awards. For additional information, refer to Note 3. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.

2.	Net Income Per Common Share

Basic net income per share is calculated based on the weighted-average number of outstanding common shares in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. Diluted net income per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares. Potential common shares are composed of shares of common stock issuable upon the exercise of stock options. The calculation of diluted net income per share excludes shares underlying outstanding stock options whose effect would be antidilutive.

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net income, as reported (A)	$962	$290	$1,974	$315

Weighted average outstanding shares of common stock (B)	16,433	16,015	16,343	15,986
Dilutive effect of options to purchase common stock	1,637	670	1,309	622
Common stock and common stock equivalent shares (C)	18,070	16,685	17,652	16,608

Net income per share:
Basic (A/B)	$0.06	$0.02	$0.12	$0.02
Diluted (A/C)	0.05	0.02	0.11	0.02

The Company’s calculation of diluted net income per share for the three months ended June 30, 2006 and 2005 excludes options to purchase 366,000 and 2.0 million shares of common stock, respectively, and diluted net income per share for the six months ended June 30, 2006 and 2005 excludes options to purchase 417,000 and 2.2 million shares of common stock, respectively, as their effect would be antidilutive.

3. Stock-Based Compensation

The Company's Stock Option Plans, adopted in 1995, 1999 and 2006, authorize the Board of Directors or the Compensation Committee, as applicable, to grant incentive and nonqualified stock options, and, in the case of the 2006 Equity Incentive Plan (2006 Plan), stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards. The 2006 Plan was adopted at the Company’s 2006 Annual Meeting of Shareholders held in May 2006. After adoption of the 2006 Plan, the Company may no longer issue grants from previous plans, but any shares subject to awards under the 1999 Stock Option and Incentive Plan and the Outside Directors Stock Option Plan (the 1999 Plans) that are cancelled will be added to shares available under the 2006 Plan. A maximum of 4,950,933 shares are available for delivery under the 2006 Plan, which consists of (i) 1,250,000 shares, plus (ii) 320,000 shares available for issuance under the 1999 Plans, but not underlying any outstanding stock options or other awards under the 1999 Plans, plus (iii) up to 3,380,933 shares subject to outstanding stock options or other awards under the 1999 Plans that expire, are forfeited or otherwise terminate unexercised on or after May 18, 2006. The number of shares available under the 2006 Plan is subject to adjustment for certain changes in the Company's capital structure. The exercise price of incentive options must not be less than the fair market value of the common stock at the date of grant. Options granted under the 2006 Plan generally vest in equal installments over four years from the first anniversary of the date of grant, although vesting is at the Compensation Committee’s discretion.

For most options granted through December 31, 2004, the term of each option is ten years from the date of grant. In 2005, the Company began issuing options with a term of six years from the date of grant.

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

Pro Forma Information under FAS 123 for Periods Prior to 2006

Prior to the adoption of FAS 123R, the Company provided the disclosures required under FAS 123, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosures and recognized compensation expense for certain non-employee stock options that were granted. The Company did not recognize stock-based compensation expense in its Consolidated Statement of Income for periods prior to the adoption of FAS 123R for employee stock option grants as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant.

Pro forma information regarding option grants made to the Company’s employees (including Directors) is as follows (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$290	$315
Add: Stock-based compensation expense for non-employee stock options included in reported net income, net of related tax effects	18	61
Deduct: Total stock-based compensation expense determined under fair-value-based method for all awards	(842)	(1,614)
Pro forma net loss	$(534)	$(1,238)

Net income (loss) per share:
Basic - as reported	$0.02	$0.02
Diluted - as reported	0.02	0.02
Basic - pro forma	(0.03)	(0.08)
Diluted - pro forma	(0.03)	(0.08)

Valuation and Expense Information under FAS 123R

The following table summarizes the allocation of stock-based compensation expense related to employee stock options under FAS 123R for the three and six months ended June 30, 2006 (in thousands, except per share amounts):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Stock-based compensation expense for employee stock options:
Cost of services	$39	$78
Sales and marketing	264	549
Research and development	61	110
General and administrative	304	420
Total stock-based compensation expense for employee stock options	$668	$1,157

Diluted net income per share - as reported	$0.05	$0.11
Effect of stock-based compensation for employee stock options on basic and diluted earnings per share	(0.04)	(0.07)

During the three and six months ended June 30, 2006, the Company granted stock options for 248,179 and 597,179 shares of common stock, respectively, with an estimated total grant-date fair value of approximately $1.3 million and $2.4 million, respectively. As required by FAS 123R, management has made an estimate of expected forfeitures and is recognizing compensation costs only for those stock awards expected to vest. The Company estimated that the total stock-based compensation for the awards not expected to vest was $260,000 and $495,000, with such amounts deducted to arrive at the fair value of $1.3 million and $2.4 million for the three and six months ended June 30, 2006, respectively.

Valuation Assumptions

The Company estimated the fair value of stock options using the Black-Scholes valuation model. The fair value of each option grant is estimated on the date of grant and is amortized on a straight-line basis over the vesting period. The weighted-average estimated value of options granted to employees and directors under the stock option plans was $5.38 and $2.88 during the three months ended June 30, 2006 and 2005, respectively, and $3.97 and $3.09 during the six months ended June 30, 2006 and 2005, respectively, using the Black-Scholes model with the following assumptions:

	As of June 30,
	2006	2005
Dividend yield	--	--
Expected volatility	68.8%	114.3%
Risk-free interest rate	5.08%	4.00%
Expected life of option (in years)	4.25	4.25

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

Risk-Free Rate: The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term commensurate with the estimated expected life of the stock options.

Expected Term: The Company’s expected term represents the period that the Company’s stock options are expected to be outstanding and was determined using the simplified method described in SAB 107.

Estimated Pre-vesting Forfeitures: Beginning January 1, 2006, the Company included an estimate for forfeitures in calculating stock option expense. When estimating forfeitures, the Company considers historical termination behavior as well as any future trends it expects. Prior to 2006, the Company accounted for forfeitures of employee stock options for pro forma disclosure purposes under FAS 123 on an as-incurred basis.

Stock Option Activity

The following is a summary of options activities for the three and six months ended June 30, 2006:

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Beginning outstanding	3,931,666	$5.44	3,853,688	$5.44
Options granted	248,179	9.54	597,179	7.02
Options exercised	(166,512)	4.88	(407,123)	4.11
Options canceled	(27,612)	6.12	(58,032)	5.45
Ending outstanding	3,985,712	5.81	3,985,712	5.81
Option price range at end of period	$0.13 - $50.50		$0.13-$50.50
Options exercisable at end of period	2,287,029	$6.03	2,287,029	$6.03
Options available for grant at end of period	1,355,446		1,355,446
Weighted average fair value of options granted during the period	$5.38		$3.97

The following table summarizes information about the options outstanding at June 30, 2006:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.13 - $ 2.99	435,660	3.11 years	$1.65	380,793	$1.48
$ 3.00 - $ 4.49	972,447	5.67 years	3.63	535,890	3.39
$ 4.50 - $ 5.99	1,822,772	6.43 years	5.55	906,116	5.70
$ 6.00 - $ 8.99	200,933	5.64 years	7.18	123,330	7.72
$ 9.00 - $13.49	424,761	4.91 years	10.04	211,761	10.49
$13.50 - $50.50	129,139	4.36 years	23.89	129,139	23.89
Total/average	3,985,712	5.61 years	5.81	2,287,029	6.03

The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $1.2 million and $2.0 million, respectively. The aggregate intrinsic value of options outstanding as of June 30, 2006 was $34.5 million and the aggregate intrinsic value of options currently exercisable as of June 30, 2006 was $19.8 million. The aggregate intrinsic value represents the total intrinsic value, based on the Company’s closing stock price of $14.14 as of June 30, 2006, which would have been realized by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2006 was 2,171,390, with a weighted average exercise price of $5.02.

As of June 30, 2006, there was $4.9 million of total unrecognized compensation cost related to non-vested stock options. These costs are expected to be recognized over the weighted average remaining life of 3 years.

The Company adopted the 2000 Employee Stock Purchase Plan in May 2000. This plan was modified as of January 1, 2006 to ensure that it is considered non-compensatory under FAS 123R. No compensation expense has been recognized related to this plan.

4.	Concentration of Credit Risk

No resellers or customers had greater than 10% concentration of accounts receivable as of June 30, 2006 and December 31, 2005. No resellers or customers had greater than 10% concentration of revenues for the three and six months ended June 30, 2006 and 2005.

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

On September 30, 2003, Recursion Software, Inc. filed suit in Dallas County Court in Dallas, Texas against the Company alleging breach of contract and money due under claims of quantum meruit and unjust enrichment. During the second quarter of 2006, the Company settled this suit, which did not have a material adverse impact on the Company's financial statements, for the period ended June 30, 2006. Pursuant to the settlement agreement with Recursion Software, Inc., the Company has no future obligations regarding this matter.

During the three months ended June 30, 2006, the Company entered into settlement agreements with former employees in France for an aggregate amount of approximately 320,000 Euros, or $410,000. The Company had previously accrued for an estimated settlement amount and the amount paid was not materially different. The Company paid the settlement amount in the third quarter of 2006. Pursuant to the settlement agreements, the Company has no future obligations regarding this matter and there are no remaining claims with former employees in France.

On January 14, 2005, the Company entered into a non-exclusive license agreement with a telecommunication technology provider to use certain of its fax-related patents. Pursuant to this agreement, the Company believes that it is reasonably possible that in the foreseeable future it will owe the final payment under the agreement of $225,000. The Company has not recorded an accrual for this amount as of June 30, 2006.

In November 2002, the Company received a notification from the French government as a result of a tax audit that had been conducted encompassing the years 1998, 1999, 2000 and 2001. These assessments claim various taxes are owed related to Value Added Tax (VAT) and corporation taxes in addition to what has previously been paid and accrued. As of June 30, 2006, the assessment related to VAT was approximately $2.9 million. The Company’s tax counsel has assessed the possibility of the Company paying the assessment related to VAT as remote and therefore, the Company has not accrued the VAT amount. The Company has filed for VAT refunds in France of more than $600,000, which the Company has not recorded as a receivable, and to which the French government has not yet responded. The Company believes that these VAT refunds could be used to offset amounts owed to the French government in connection with the assessments. As of June 30, 2006, the assessment related to corporation taxes was approximately $383,000. The Company’s tax counsel has assessed the possibility of the Company paying the assessment related to corporation taxes as reasonably possible. As of June 30, 2006, the Company has recorded what it deems an appropriate amount for corporation taxes. The Company is appealing both the VAT and corporation tax assessments, but cannot assure you that these matters will be resolved without litigation or that it will not have to pay some or all of the assessments.

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

In July 2006, the Financial Accounting Standards Board (FASB) released Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainty in income taxes recognized in an enterprise’s financial statements. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of this new tax guideline to have a material impact on its consolidated financial position, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

Certain statements in this Form 10-Q contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can often be identified by their use of such verbs as "expects," "anticipates," and "believes" or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, the Risk Factors described in our Securities and Exchange Commission filings, including the Form 10-K filing for the year ended December 31, 2005 and this Form 10-Q.

Overview

We are a leading provider of software applications for contact centers and are leveraging that leadership position to provide mission critical VoIP applications to enterprises. Our customers are in a wide variety of industries such as financial services which includes insurance companies, banks and credit unions, healthcare and others. We are a global software provider with a presence in the Americas; Europe, Middle East and Africa (EMEA); and Asia/Pacific (APAC).

Financial Highlights

For the three months ended June 30, 2006, revenues grew 7% over the previous three month period and 23% over the three months ended June 30, 2005. Factors that affect revenues in any particular quarter include potential customers’ budget constraints, personnel resources to implement our solutions, and willingness to implement a critical telecommunications system. As shown in the table below, revenues in any particular quarter can fluctuate from other periods. Because of particular contract terms or our payment experience with certain customers or resellers, revenue recognition may occur in periods later than when an order is received.

The information below shows our total revenues (in millions) for the most recent five quarters and the years ended December 31, 2005, 2004 and 2003 and the percentage change over the previous period.

Period	Revenues	Sequential % Growth	Year Over Year % Growth
Three months ended:
June 30, 2006	$19.3	7%	23%
March 31, 2006	17.9	2	23
December 31, 2005	17.5	15	22
September 30, 2005	15.2	(3)	13
June 30, 2005	15.6	7	15

Year ended December 31:
2005	$62.9	14%
2004	55.1	7
2003	51.5	8

For the three months ended June 30, 2006, product revenues increased 12% compared to the three months ended June 30, 2005. Services revenues increased 38% for the same period. The large increase in services revenues was related to an increase of $1.9 million in support fees recognized due to our growing installed customer base. In addition, other services revenues, such as professional services and education, increased a total of $740,000 in the three months ended June 30, 2006 compared to the three months ended June 30, 2005.

Cost of revenues increased $1.5 million and $2.5 million for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005, respectively. The increases for both periods are the result of increased personnel in the services department, increased hardware costs related to our IP PBX product and increased royalty expenses.

Effective January 1, 2006, we adopted the Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS 123R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees under the Company’s stock option plans, based on fair values. The adoption of FAS 123R had a significant effect on our costs during the three and six month periods ended June 30, 2006 compared to the comparable periods a year ago before the expense was recorded. The following table summarizes stock-based compensation expense related to employee stock options under FAS 123R for the three and six months ended June 30, 2006 which was allocated as follows (in thousands, except per share amounts):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Stock-based compensation expense for employee stock options:
Cost of services	$39	$78
Sales and marketing	264	549
Research and development	61	110
General and administrative	304	420
Total stock-based compensation expense for employee stock options	$668	$1,157

Diluted net income per share - as reported	$0.05	$0.11
Effect of stock-based compensation for employee stock options on basic and diluted earnings per share	(0.04)	(0.07)

        Operating expenses increased $1.5 million and $2.9 million for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005, respectively. These increases were partially due to compensation expense related to FAS 123R for sales and marketing, research and development and general and administrative, as detailed above. In addition, we experienced increases in commission expenses, professional services related to legal fees and costs related to Section 404 of the Sarbanes-Oxley Act (Sarbanes-Oxley 404) and compensation increases as a result of increased staffing. These increases were slightly offset by decreases in depreciation, particularly in research and development.

We had $20.2 million of cash and cash equivalents and short-term investments as of June 30, 2006. Cash and cash equivalents and short-term investments increased from $15.1 million as of December 31, 2005 principally as a result of net earnings for the six months ended June 30, 2006, exercises of stock options, cash collections of accounts receivable and increased deferred revenues offset in part by an increase in prepaid expense.

Based on currently issued non-vested options, we expect 2006 expenses related to FAS 123R to be approximately $2.0 million, or approximately $440,000 for the three months ended September 30, 2006 and $425,000 for the three months ended December 31, 2006.

Due to the amount of our public float as of June 30, 2006, we will be deemed an “accelerated filer” by the Securities and Exchange Commission (Commission) as of December 31, 2006 for purposes of Section 404 of the Sarbanes-Oxley Act of 2002. We are currently in the process of documenting, evaluating and testing our internal control over financial reporting and believe that we will be able to complete all requirements by the deadline for the filing of our Form 10-K for the year ending December 31, 2006. We have incurred costs for the six months ended June 30, 2006 of approximately $100,000 related to consulting fees and anticipate additional costs as we continue to address these requirements.

We currently have a full valuation allowance recorded against our deferred tax asset related to the net operating losses we incurred since the inception of our business. For the year ended December 31, 2005, we had taxable net income and therefore utilized a portion of these net operating losses. Each quarter we evaluate the likelihood of our using additional net operating losses in future quarters and how much would be used. If we continue to generate taxable income, all or a portion of our valuation allowance may be reversed, which would result in an income tax credit in the period when this determination is made and could result in income tax expense in future quarters if we continue to report taxable net income.

Historical Results of Operations

The following table presents certain financial data, derived from our unaudited Condensed Consolidated Statements of Income, as a percentage of total revenues for the periods indicated. The operating results for the three and six months ended June 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the full year or for any future period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Product	50%	55%	50%	55%
Services	50	45	50	45
Total revenues	100	100	100	100
Cost of revenues:
Product	11	7	9	6
Services	17	17	18	18
Total cost of revenues	28	24	27	24
Gross profit	72	76	73	76
Operating expenses:
Sales and marketing	35	39	37	40
Research and development	17	21	17	21
General and administrative	15	13	14	13
Total operating expenses	67	73	68	74
Operating income	5	3	5	2
Other income (expense):
Interest income, net	1	--	1	--
Other income (expense)	--	(1)	--	(1)
Total other income (expense)	1	(1)	1	(1)
Income before income taxes	6	2	6	1
Income taxes	1	--	1	--
Net income	5%	2%	5%	1%

Comparison of Three and Six Months Ended June 30, 2006 and 2005

Revenues

Product Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	($ in thousands)
Product revenues	$9,586	$8,596	$18,447	$16,482
Change from prior year	12%	18%	12%	15%
Percentage of total revenues	50%	55%	50%	55%

The increase in product revenues during the three months ended June 30, 2006 compared to the three months ended June 30, 2005 was due to an increase in the total orders. The total dollar amount of orders increased 22% for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 with relatively faster growth in the EMEA region. In addition, the total dollar amount of our IP PBX product orders increased 110% for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Finally, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 our new contact center orders increased 28% and the average contract for new contact center customers increased from $87,000 to $112,000 per contract.

The increase in product revenues for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was also a result of an increase in the dollar amount of orders, specifically from the EMEA region. The total dollar amount of orders increased 29% for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The total dollar amount of our IP PBX product orders increased 155% for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Finally, our new contact center orders increased almost 18% for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

The product revenues as a percentage of total revenues decreased for both the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 due to a larger percentage increase in our services revenues, as described below.

Services Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	($ in thousands)
Services revenues:
Support and license renewals	$7,873	$5,972	$15,406	$11,264
Other	1,794	1,054	3,330	2,469
Total services revenues	$9,667	$7,026	$18,736	$13,733
Change from prior year	38%	10%	36%	6%
Percentage of total revenues	50%	45%	50%	45%

Services revenues include support and license renewal fees as well as revenues from professional services, education and other miscellaneous revenues. For the three and six months ended June 30, 2006 compared to the same periods in 2005, support and license renewals increased primarily due to higher renewal amounts from our growing customer base. Other services revenues also increased due to an increase in the number of training and professional services engagements.

Our support and license renewal revenues should continue to increase as we implement new customers and as existing customers continue to renew annual licenses or support agreements for our applications. In addition, as we license our software directly to larger customers, these customers may need assistance in setting up and implementing the software resulting in additional professional services revenues.

Cost of Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	($ in thousands)
Cost of revenues:
Product	$2,033	$1,108	$3,366	$1,874
Services	3,315	2,703	6,459	5,410
Total cost of revenues	$5,348	$3,811	$9,825	$7,284
Change from prior year	40%	20%	35%	12%
Product costs as a % of product revenues	21%	13%	18%	11%
Services costs as a % of services revenues	34%	38%	34%	39%

Costs of product consist primarily of product and software royalties paid to third parties for the use of their technologies in our products, hardware costs and, to a lesser extent, software packaging costs, which include product media, duplication and documentation. Costs of product can fluctuate depending on which software applications are licensed to our customers, the third party technology, if any, which is licensed and the dollar amount of IP PBX systems licensed which include hardware such as servers and telephone handsets. The increase in the product costs for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 was due to IP PBX hardware costs and an increase in royalties paid to third party software providers. We expect that hardware costs will continue to increase if we license increasing amounts of IP PBX systems. Software royalties will vary depending on third party software licenses recognized in each quarter.

Costs of services consist primarily of compensation expenses for technical support, education and professional services personnel and other costs associated with supporting our resellers and customers. These costs increased 23% and 19% for the three and six months ended June 30, 2006, respectively, compared to the three and six months ended June 30, 2005 due to an increase in salary-related expenses as headcount increased by 35 total support and services employees from June 30, 2005 to June 30, 2006. In addition, compensation expenses for services related to FAS 123R were $39,000 and $78,000 for the three and six months ended June 30, 2006, respectively.

Services costs as a percentage of services revenues decreased during the three and six months ended June 30, 2006 compared to the same periods in 2005 because the percentage increases in services revenues outpaced the percentage increases in services costs as we gained efficiencies in the support and services group.

Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	($ in thousands)
Gross profit	$13,905	$11,811	$27,358	$22,931
Change from prior year	18%	13%	19%	10%
Percentage of total revenues	72%	76%	73%	76%

The increase in the dollar amount of gross profit was primarily the result of an increase in revenues, particularly services revenues, partially offset by the smaller percentage increase in cost of revenues, both product and services related, discussed above. The percentage of gross profit to total revenues decreased due to the larger increase in costs of product and services compared to the percentage of revenue increases.

Operating Expenses

Sales and Marketing

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	($ in thousands)
Sales and marketing expenses	$6,855	$6,146	$13,734	$12,000
Change from prior year	12%	22%	14%	19%
Percentage of total revenues	35%	39%	37%	40%
Percentage of product revenues	72%	71%	74%	73%

Sales and marketing expenses are comprised primarily of compensation expenses, promotional costs and travel and entertainment expenses. These expenses increased primarily due to higher commission expense. Commission expense increased $442,000 for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 and increased $852,000 for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. In addition, compensation expense for sales and marketing related to FAS 123R was $264,000 and $549,000 for the three and six months ended June 30, 2006.

Research and Development

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	($ in thousands)
Research and development expenses	$3,221	$3,212	$6,262	$6,407
Change from prior year	0%	(1)%	(2%)	(2)%
Percentage of total revenues	17%	21%	17%	21%

Research and development expenses are comprised primarily of compensation and depreciation expenses. Depreciation expense decreased by $112,000 for the three months ended June 30, 2006 compared to the three months ended June 30, 2005, and decreased by $247,000 for the six months ended June 30, 2006 compared to the six months ended June 30, 2005, as certain of our assets became fully depreciated. In addition, outsourced services related to the translation of our products into different languages decreased $109,000 for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. These decreases were offset by compensation expense related to FAS 123R of $61,000 and $110,000 for the three and six months ended June 30, 2006, respectively.

General and Administrative

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	($ in thousands)
General and administrative expenses	$2,833	$2,035	$5,367	$4,056
Change from prior year	39%	15%	32%	9%
Percentage of total revenues	15%	13%	14%	13%

General and administrative expenses are comprised of compensation expense and general corporate expenses that are not allocable to other departments including bad debt, legal and other professional fees. The increase for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 was primarily due to an increase in professional services of $74,000 related to legal fees and costs for Sarbanes-Oxley 404 compliance, as well as higher salary and related expenses due to an increase in staffing. The increase for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was primarily due to an increase in professional services of $175,000 related to legal fees and costs for Sarbanes-Oxley 404 compliance, and higher salary and related expenses of $621,000 due to an increase in staffing. Finally, compensation expense related to FAS 123R for general and administrative was $304,000 and $420,000 for the three and six months ended June 30, 2006. The higher FAS 123R costs in the three months ended June 30, 2006 included almost $200,000 of compensation expense for option grants in May 2006 to outside Directors that were fully vested and therefore fully expensed upon grant.

Other Income (Expense)

Interest Income, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	($ in thousands)
Cash, cash equivalents and short-term investments (average)	$19,519	$14,397	$17,648	$14,121
Interest income	121	69	228	121
Return on investment	2.5%	1.9%	2.6%	1.7%

Interest income, net is primarily comprised of interest earned from investments and interest-bearing cash accounts. Interest expense and fees, which are not material for any periods reported, are also included in interest income, net. Interest earnings improved during the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 as shown above. Cash earned on investments improved partially due to an increasing cash balance. In addition, we reallocated the funds in which we have invested to increase our return on investment. The new investments have a higher interest rate and lower fees.

Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	($ in thousands)
Other income (expense)	$(12)	$(136)	$(64)	$(182)

        Beginning with the three months ended June 30, 2005, we began classifying our foreign currency transaction gains and losses, as well as foreign tax withholdings, in other income (expense) instead of sales and marketing and general and administrative expenses. All prior periods have been reclassified to this presentation. These amounts depend on the amount of revenue that is generated in certain international currencies, particularly the Euro, and the exchange gain or loss that results from foreign currency disbursements and receipts.

Liquidity and Capital Resources

We generate cash from collections related to licensing our applications, from annual license renewals, maintenance and support and other services revenues and from our employees exercising stock options. We also have in place a $3.0 million line of credit, which we did not utilize as of June 30, 2006. We use cash primarily for paying our employees (including salaries, commissions and benefits), leasing office space, paying travel expenses, marketing activities, paying vendors for other services, supplies and royalties and purchasing property and equipment.

We determine liquidity by combining cash and cash equivalents and short-term investments net of any outstanding borrowings on our line of credit as shown in the table below. Our total liquidity position as of June 30, 2006 improved compared with our position as of December 31, 2005 due mainly to increased net income, increased stock option exercises, strong cash collections of accounts receivable and increased deferred revenues offset in part by an increase in prepaid expense. We believe that our current liquidity position, when combined with our anticipated cash flows from operations, will be sufficient to satisfy our operating cash needs over the next 12 months. If cash flows from operations are less than anticipated or we have additional cash needs (such as an unfavorable outcome in legal proceedings), our liquidity may not be sufficient to cover our needs. In this case, we may be forced to raise additional capital, either through the capital markets or debt financings. We may not be able to receive favorable terms in raising this capital.

	June 30,	December 31,
	2006	2005
	($ in thousands)
Cash and cash equivalents	$13,853	$11,551
Short-term investments	6,316	3,576
Liquidity, net	$20,169	$15,127

Our operating activities resulted in net cash provided of $4.3 million for the six months ended June 30, 2006 and net cash used of $63,000 for the six months ended June 30, 2005. This increase in net cash provided was primarily a result of increased net income, strong cash collections on accounts receivable and increased deferred revenues offset in part by an increase in prepaid expense.

The amount that we report as cash and cash equivalents or as temporary investments fluctuates depending on investing decisions in each period. Purchases of short-term investments are reported as a use of cash and the related receipt of proceeds upon maturity of the investment is reported as a source of cash.

We purchased property and equipment with a cost of $1.0 million and $1.2 million in the six months ended June 30, 2006 and 2005, respectively. These purchases related mainly to hardware and leasehold improvements for our corporate headquarters. As our property and equipment becomes obsolete and as our operations continue to grow, we would anticipate that our purchases of property and equipment will continue to increase in future periods.

Net cash provided by financing activities was $1.8 million and $326,000 for the six months ended June 30, 2006 and 2005, respectively. The increase in cash provided was mainly due to proceeds from stock options that were exercised during the period. As our stock price increased during the period from $5.10 per share as of December 31, 2005 to $14.14 per share as of June 30, 2006, more stock options were exercised compared to the prior year period.

There have been no material changes in our contractual obligations described in our Form 10-K for the year ended December 31, 2005, except that during the third quarter of 2006, we amended a patent license agreement which was originally signed in 2002. The amendment requires that we make quarterly payments of $250,000 in 2006, $281,250 in 2007, $312,500 in 2008, $343,750 in 2009 and $375,000 in 2010. In addition, the amendment specifies quarterly royalty payments of 1.5% of our total sales for 2011 through 2020 and 1.125% of our total sales for 2021 through 2026.

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

Product Revenues

Our license agreements are either perpetual or annually renewable. For any revenues to be recognized from a license agreement, the following criteria must be met:
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

Allowance for Doubtful Accounts Receivable

We review the allowance for doubtful accounts for each reporting period based on a detailed analysis of our accounts receivable to determine that the amount of the allowance for doubtful accounts receivable is appropriately stated at the end of that period. In the analysis of accounts receivable, we primarily consider the age of the reseller’s or customer's receivable and also consider the creditworthiness of the reseller or customer, the economic conditions of the customer's industry, and general economic conditions, among other factors. If payment is not made timely, we contact the customer or reseller to try to obtain payment. If this is not successful, we institute other collection practices such as generating collection letters, involving our sales representatives and ultimately terminating the customer’s or reseller’s access to future upgrades, licenses and customer support. Once all collection efforts are exhausted, the receivable is written off against the allowance for doubtful accounts.

Research and Development

Through June 30, 2006, all research and development expenditures have been expensed as incurred. Based on our product development process and technological feasibility, the date at which capitalization of development costs may begin is established upon completion of a working model. Costs incurred between completion of the working model and the point at which the product is ready for general release have been insignificant.

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

Item 4. Controls and Procedures.

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006 pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth in Note 5 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report is incorporated herein by reference.

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties we describe both in this Report and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2005 before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about, we currently believe are immaterial or we have not predicted may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations or cash flows could be materially adversely affected. The following is an additional risk factor affecting us:

We face risks from the impact of being classified as an “Accelerated Filer”

An accelerated filer is defined by the Commission as a public company with public float greater than $75 million as of the end of its second fiscal quarter and satisfying certain other requirements. Due to our public float exceeding $75 million as of June 30, 2006, we anticipate that we will be classified by the Commission as an accelerated filer as of December 31, 2006, and therefore the mandatory compliance date for the management report on internal control over financial reporting requirement and the related accounting firm report requirement under Section 404 of the Sarbanes-Oxley Act of 2002 will be December 31, 2006. Complying with the requirements of Section 404 of the Sarbanes-Oxley Act as of December 31, 2006 will redirect some of management’s focus and funding for the current year.

While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 by our compliance deadline, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, including the Commission. In addition, we may be required to incur a substantial financial investment to comply with the requirements of Section 404.

Item 4. Submission of Matters to a Vote of Security Holders.

We held our annual meeting of shareholders on May 18, 2006. At that meeting, our shareholders:
•	reelected Edward L. Hamburg, Ph.D. and Samuel F. Hulbert, Ph.D. as Directors of the Company to serve three-year terms and until their successors are elected and have qualified,
•	approved the Interactive Intelligence, Inc. 2006 Equity Incentive Plan, and
•	did not approve the proposal to restore voting rights to control shares.

The final results of the votes taken at the meeting were as follows:

	Votes For	Votes Withheld
Election of Directors:
Edward L. Hamburg, Ph.D.	11,003,182	122,268
Samuel F. Hulbert, Ph.D.	10,932,648	192,902

	Votes For	Votes Withheld	Broker Non-Votes	Abstentions
Interactive Intelligence, Inc. 2006 Equity Incentive Plan	6,577,294	934,253	3,602,537	11,466
Proposal to restore voting rights to control shares	2,435,380	337,065	3,847,802	65,047

In addition, the following Directors continue in office until the annual meeting of shareholders in the year indicated:

Mark E. Hill	2007
William E. McWhirter	2007
Donald E. Brown, M.D.	2008
Richard A. Reck	2008

Item 6. Exhibits.

(a)	Exhibits

3.1 Restated Articles of Incorporation of the Company (incorporated herein by reference from the same exhibit number to the Company’s Registration Statement on Form S-1 (Registration No. 333-79509))

3.2 By-Laws of the Company, as amended to date (incorporated herein by reference from the same exhibit number to the Company’s Registration Statement on Form S-1 (Registration No. 333-79509))

10.6 Employment, Non-Disclosure and Non-Competition Agreement, dated as of May 26, 2006, by and between Interactive Intelligence, Inc. and Gary R. Blough (incorporated herein by reference from the same exhibit number to the Company’s Current Report on Form 8-K filed on May 31, 2006)

10.15 Employment, Non-Disclosure and Non-Competition Agreement, dated June 26, 2006, by and between Interactive Intelligence, Inc. and Melinda W. Marshall (incorporated herein by reference from the same exhibit number to the Company’s Current Report on Form 8-K filed on July 21, 2006)

10.34 Interactive Intelligence, Inc. 2006 Equity Incentive Plan (incorporated herein by reference from the same exhibit number to the Company’s Current Report on Form 8-K filed on May 23, 2006)

10.35 Form of Incentive Stock Option Agreement Under 2006 Equity Incentive Plan (incorporated herein by reference from the same exhibit number to the Company’s Current Report on Form 8-K filed on May 23, 2006)

10.36 Form of Nonqualified Stock Option Agreement Under 2006 Equity Incentive Plan (incorporated herein by reference from the same exhibit number to the Company's Current Report on Form 8-K filed on May 23, 2006)

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1  Certification of Donald E. Brown, M.D., CEO, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Stephen R. Head, CFO, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interactive Intelligence, Inc.
(Registrant)

Date: August 11, 2006	By /s/ Stephen R. Head

Stephen R. Head
Chief Financial Officer, Vice President of Finance and
Administration, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)