Form 10-Q
period 2006-09-30
INTERACTIVE INTELLIGENCE INC
filed 2006-11-14
CIK 1083318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of common stock outstanding on October 31, 2006 was 16,849,494.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements and Footnotes.

Interactive Intelligence, Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2006 and December 31, 2005
(in thousands, except share and per share amounts)

	September 30, 2006	December 31, 2005
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$13,007	$11,551
Short-term investments	9,333	3,576
Accounts receivable, net of allowance for doubtful accounts of $565 in 2006 and $652 in 2005	18,975	14,927
Deferred tax assets, net	1,314	--
Prepaid expenses	4,672	2,939
Other current assets	860	789
Total current assets	48,161	33,782
Property and equipment, net	4,548	4,013
Deferred tax assets, net	3,686	--
Other assets, net	683	603
Total assets	$57,078	$38,398

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$7,650	$6,676
Accrued compensation and related expenses	2,278	1,906
Deferred product revenues	5,496	5,195
Deferred services revenues	21,156	16,828
Total current liabilities	36,580	30,605
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 authorized; no shares issued and outstanding	--	--
Common stock, $0.01 par value: 100,000,000 authorized; 16,645,404 issued and outstanding at September 30, 2006, 16,120,543 issued and outstanding at December 31, 2005	166	161
Additional paid-in capital	69,834	65,826
Accumulated deficit	(49,502)	(58,194)
Total shareholders’ equity	20,498	7,793
Total liabilities and shareholders’ equity	$57,078	$38,398

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.
Condensed Consolidated Statements of Income (unaudited)
For the Three and Nine Months Ended September 30, 2006 and 2005
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Product	$12,143	$7,783	$30,590	$24,265
Services	10,030	7,405	28,766	21,138
Total revenues	22,173	15,188	59,356	45,403
Cost of revenues:
Product	2,707	963	6,073	2,837
Services	3,950	2,743	10,409	8,153
Total cost of revenues	6,657	3,706	16,482	10,990
Gross profit	15,516	11,482	42,874	34,413
Operating expenses:
Sales and marketing	7,694	6,188	21,428	18,188
Research and development	3,414	3,061	9,676	9,468
General and administrative	2,739	2,153	8,106	6,209
Total operating expenses	13,847	11,402	39,210	33,865
Operating income	1,669	80	3,664	548
Other income (expense):
Interest income, net	162	69	382	182
Other expense, net	(25)	(74)	(89)	(256)
Total other income (expense)	137	(5)	293	(74)
Income before income taxes	1,806	75	3,957	474
Income tax benefit (expense)	4,912	(47)	4,735	(131)
Net income	$6,718	$28	$8,692	$343

Net income per share:
Basic	$0.40	$0.00	$0.53	$0.02
Diluted	0.36	0.00	0.48	0.02

Shares used to compute net income per share:
Basic	16,626	16,054	16,438	16,009
Diluted	18,545	16,928	18,010	16,730

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.
Condensed Consolidated Statement of Shareholders’ Equity (unaudited)
For the Nine Months Ended September 30, 2006
(in thousands)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2005	16,121	$161	$65,826	$(58,194)	$7,793

Issuances of common stock	20	--	138	--	138
Exercise of stock options	504	5	2,253	--	2,258
Stock-based compensation	--	--	1,617	--	1,617
Net income	--	--	--	8,692	8,692

Balances, September 30, 2006	16,645	$166	$69,834	$(49,502)	$20,498

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
For the Nine Months Ended September 30, 2006 and 2005
(in thousands)

	Nine Months Ended September 30,
	2006	2005
Operating activities:
Net income	$8,692	$343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,327	1,625
Accretion of investment income	(51)	--
Stock-based compensation expense related to stock options	1,617	70
Deferred income tax	(5,000)	--
Loss on disposal of fixed assets	4	--
Changes in operating assets and liabilities:
Accounts receivable	(4,048)	(4,596)
Prepaid expenses	(1,733)	(248)
Other current assets	(71)	281
Other assets	(80)	26
Accounts payable and accrued liabilities	974	(650)
Accrued compensation and related expenses	372	457
Deferred product revenues	301	(109)
Deferred services revenues	4,328	2,921
Net cash provided by operating activities	6,632	120

Investing activities:
Purchases of property and equipment	(1,866)	(1,522)
Purchases of available-for-sale investments	(10,895)	--
Sales of available-for-sale investments	5,189	--
Net cash used in investing activities	(7,572)	(1,522)

Financing activities:
Proceeds from issuance of common stock	138	165
Proceeds from stock options exercised	2,258	326
Net cash provided by financing activities	2,396	491

Net increase (decrease) in cash and cash equivalents	1,456	(911)
Cash and cash equivalents, beginning of period	11,551	14,603
Cash and cash equivalents, end of period	$13,007	$13,692

Cash paid for interest	$46	$9
Cash paid for taxes	314	223

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2006 and 2005 (unaudited)

1.	The Company and Significant Accounting Policies

The Company

Interactive Intelligence, Inc. (the Company) is a leading provider of software applications for contact centers and is leveraging that leadership position to provide mission critical voice over Internet protocol (VoIP) applications to enterprises. The Company participates in four distinct areas, all of whose needs are increasing for VoIP-based systems:
•	Contact Centers,
•	Enterprise IP Telephony,
•	Unified Communications, and
•	Self-service Automation.

The Company’s principal competitors are hardware vendors who offer proprietary approaches using a combination of phone systems, automated call distributors (ACD), voice mail systems, and interactive voice response (IVR) systems equipment. The Company offers a software solution based on Microsoft Windows that resides on a customer’s server and uses open Session Initiation Protocol (SIP) for VoIP networking. This open approach typically results in lower overall costs for phone devices, system maintenance, and customer networking. The Company’s software applications are also pre-integrated to many popular business applications such as financial, customer relationship management (CRM) and enterprise resource planning (ERP) software, thereby automating and tracking business transactions to customer interactions. The Company is best known for its bundled suite of contact center applications that includes multi-media customer contact for phone calls, Web chat, Web callback, e-mail queuing, customer defined queues, and integrated speech recognition applications.

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the Company’s opinion, the Condensed Consolidated Financial Statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented.

The accompanying Condensed Consolidated Balance Sheet at December 31, 2005 has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements for the year ended December 31, 2005, included in the Company’s Form 10-K for the year ended December 31, 2005 as filed with the SEC. The Company’s results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

Stock-Based Compensation Expense

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors under the Company’s stock option plans, based on fair values. FAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) relating to FAS 123R, which the Company utilized in its adoption of FAS 123R beginning January 1, 2006.

The Company adopted FAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. The Company’s Condensed Consolidated Financial Statements for all periods beginning on or after January 1, 2006 reflect the impact of FAS 123R. In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R. Stock-based compensation expense for employee stock options recognized under FAS 123R for the three and nine months ended September 30, 2006 was $451,000 and $1.6 million, respectively.

FAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Income. Prior to the adoption of FAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Income because generally the exercise price was equal to the market value of the underlying stock on the date of grant, other than as related to stock options for non-employees.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 123, and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of FAS 123R. Compensation expense for all share-based payment awards are recognized using the straight-line single option approach. Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Beginning with the Company’s implementation of FAS 123R in January 2006, stock-based compensation expense has been reduced for estimated forfeitures. In the Company’s pro forma disclosure required under FAS 123, for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

With the adoption of FAS 123R, the Company continued to use the Black-Scholes option-pricing model as its method of valuation for share-based awards. For additional information, refer to Note 3. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. If factors change and the Company uses different assumptions for estimating stock-based compensation expense in future periods, stock-based compensation expense may differ materially in the future from that recorded in the current period.

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

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net income, as reported (A)	$6,718	$28	$8,692	$343

Weighted average outstanding shares of common stock (B)	16,626	16,054	16,438	16,009
Dilutive effect of options to purchase common stock	1,919	874	1,572	721
Common stock and common stock equivalent shares (C)	18,545	16,928	18,010	16,730

Net income per share:
Basic (A/B)	$0.40	$0.00	$0.53	$0.02
Diluted (A/C)	0.36	0.00	0.48	0.02

The Company’s calculation of diluted net income per share for the three months ended September 30, 2006 and 2005 excludes options to purchase 362,000 and 1.8 million shares of common stock, respectively, and diluted net income per share for the nine months ended September 30, 2006 and 2005 excludes options to purchase 379,000 and 2.0 million shares of common stock, respectively, as their effect would be antidilutive.

3. Stock-Based Compensation

The Company's Stock Option Plans, adopted in 1995, 1999 and 2006, authorize the Board of Directors or the Compensation Committee, as applicable, to grant incentive and nonqualified stock options, and, in the case of the 2006 Equity Incentive Plan (2006 Plan), stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards. The 2006 Plan was adopted at the Company’s 2006 Annual Meeting of Shareholders held in May 2006. After adoption of the 2006 Plan, the Company may no longer issue grants from previous plans, but any shares subject to awards under the 1999 Stock Option and Incentive Plan and the Outside Directors Stock Option Plan (the 1999 Plans) that are cancelled will be added to shares available under the 2006 Plan. A maximum of 4,950,933 shares are available for delivery under the 2006 Plan, which consists of (i) 1,250,000 shares, plus (ii) 320,000 shares available for issuance under the 1999 Plans, but not underlying any outstanding stock options or other awards under the 1999 Plans, plus (iii) up to 3,380,933 shares subject to outstanding stock options or other awards under the 1999 Plans that expire, are forfeited or otherwise terminate unexercised on or after May 18, 2006. The number of shares available under the 2006 Plan is subject to adjustment for certain changes in the Company's capital structure. The exercise price of incentive options must not be less than the fair market value of the common stock at the date of grant. Options granted under the 2006 Plan generally vest in equal annual installments over four years from the first anniversary of the date of grant, although vesting is at the Compensation Committee’s discretion.

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

Pro Forma Information under FAS 123 for Periods Prior to 2006

Prior to the adoption of FAS 123R, the Company provided the disclosures required under FAS 123, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosures, and recognized compensation expense for certain non-employee stock options that were granted. The Company did not recognize stock-based compensation expense in its Consolidated Statements of Income for periods prior to the adoption of FAS 123R for employee stock option grants as options granted generally had an exercise price equal to the market value of the underlying common stock on the date of the grant.

Pro forma information regarding option grants made to the Company’s employees (including Directors) is as follows (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$28	$343
Add: Stock-based compensation expense included in reported net income, net of tax effects	9	70
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(726)	(2,315)
Pro forma net loss	$(689)	$(1,902)

Net income (loss) per share:
Basic- as reported	$0.00	$0.02
Diluted- as reported	0.00	0.02
Basic- pro forma	(0.04)	(0.12)
Diluted- pro forma	(0.04)	(0.12)

Valuation and Expense Information under FAS 123R

The following table summarizes the allocation of stock-based compensation expense related to employee stock options under FAS 123R for the three and nine months ended September 30, 2006 (in thousands, except per share amounts):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Stock-based compensation expense for employee stock options:
Cost of services	$38	$116
Sales and marketing	219	768
Research and development	69	179
General and administrative	125	545
Total stock-based compensation expense for employee stock options	$451	$1,608

Effect of stock-based compensation for employee stock options on net income per share
Basic	$(0.03)	$(0.10)
Diluted	(0.02)	(0.09)

During the three and nine months ended September 30, 2006, the Company granted stock options for 16,750 and 613,929 shares of common stock, respectively, with an estimated total grant-date fair value of approximately $130,000 and $2.5 million, respectively. As required by FAS 123R, management has made an estimate of expected forfeitures and is recognizing compensation costs only for those stock awards expected to vest. The Company estimated that the total stock-based compensation for the awards not expected to vest was $27,000 and $522,000, with such amounts deducted to arrive at the fair value of $130,000 and $2.5 million for the three and nine months ended September 30, 2006, respectively.

Valuation Assumptions

The Company estimated the fair value of stock options using the Black-Scholes valuation model. The fair value of each option grant is estimated on the date of grant and is amortized on a straight-line basis over the vesting period. The weighted-average estimated value of options granted to employees and directors under the stock option plans was $7.76 and $3.16 during the three months ended September 30, 2006 and 2005, respectively, and $4.08 and $3.11 during the nine months ended September 30, 2006 and 2005, respectively, using the Black-Scholes model with the following assumptions:

	As of September 30,
	2006	2005
Dividend yield	--%	--%
Expected volatility	66.57%	73.75%
Risk-free interest rate	4.68%	4.13%
Expected life of option (in years)	4.25	7.50

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

Stock Option Activity

The following is a summary of option activities for the three and nine months ended September 30, 2006:

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Beginning outstanding	3,985,712	$5.81	3,853,688	$5.44
Options granted	16,750	11.56	613,929	7.15
Options exercised	(102,589)	5.61	(509,712)	4.41
Options canceled	(10,875)	6.30	(68,907)	5.59
Ending outstanding	3,888,998	5.84	3,888,998	5.84
Option price range at end of period	$0.13 - $50.50		$0.13 - $50.50
Weighted average fair value of options granted during the period	$7.76		$4.08
Options exercisable at end of period	2,403,771
Options available for grant at end of period	1,349,571

The following table summarizes information about the options outstanding at September 30, 2006:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.13 - $ 2.99	414,560	2.93 years	$1.66	377,629	$1.55
$ 3.00 - $ 4.49	953,272	5.40 years	3.63	555,102	3.40
$ 4.50 - $ 5.99	1,787,633	6.18 years	5.55	1,030,624	5.71
$ 6.00 - $ 8.99	182,108	5.54 years	7.14	116,241	7.58
$ 9.00 - $13.49	423,286	4.74 years	10.10	196,036	10.46
$13.50 - $50.50	128,139	4.11 years	23.91	128,139	23.91
Total/average	3,888,998	5.39 years	$5.84	2,403,771	$5.97

The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $881,000 and $2.9 million, respectively. The aggregate intrinsic value of options outstanding as of September 30, 2006 was $23.9 million and the aggregate intrinsic value of options currently exercisable as of September 30, 2006 was $15.1 million. The aggregate intrinsic value represents the total intrinsic value, based on the Company’s closing stock price of $11.56 as of September 30, 2006, which would have been realized by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 30, 2006 was 2,233,132, with a weighted average exercise price of $4.82.

As of September 30, 2006, there was $4.5 million of total unrecognized compensation cost related to non-vested stock options. These costs are expected to be recognized over the weighted average remaining life of three years. The Company’s stock options generally vest over four years.

The Company adopted the 2000 Employee Stock Purchase Plan in May 2000. This plan was modified as of January 1, 2006 to ensure that it is considered non-compensatory under FAS 123R. No compensation expense has been recognized related to this plan.

4.	Concentration of Credit Risk

One reseller represented a 14% concentration of the Company’s accounts receivable as of September 30, 2006. No resellers or customers had greater than 10% concentration of accounts receivable as of December 31, 2005. In addition, no resellers or customers had greater than 10% concentration of the Company’s revenues for the three and nine months ended September 30, 2006 and 2005.

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

On January 14, 2005, the Company entered into a non-exclusive license agreement with a telecommunication technology provider to use certain of its fax-related patents. As of September 30, 2006, the Company determined that it will owe the final payment under the agreement of $225,000. The Company has recorded an accrual for this amount as of September 30, 2006 and will pay the amount in the fourth quarter of 2006.

In November 2002, the Company received a notification from the French government as a result of a tax audit that had been conducted encompassing the years 1998, 1999, 2000 and 2001. These assessments claim various taxes are owed related to Value Added Tax (VAT) and corporation taxes in addition to what has previously been paid and accrued. As of September 30, 2006, the assessment related to VAT was approximately $2.9 million. The Company’s tax counsel has assessed the possibility of the Company paying the assessment related to VAT as remote and therefore, the Company has not accrued the VAT amount. The Company has filed for VAT refunds in France of more than $600,000, for which the Company has not recorded as a receivable, and to which the French government has not yet responded. The Company believes that these VAT refunds could be used to offset amounts owed to the French government in connection with the assessments. As of September 30, 2006, the assessment related to corporation taxes was approximately $381,000. The Company’s tax counsel has assessed the possibility of the Company paying the assessment related to corporation taxes as reasonably possible. As of September 30, 2006, the Company has recorded what it deems an appropriate amount for corporation taxes. The Company is appealing both the VAT and corporation tax assessments, but cannot assure you that these matters will be resolved without litigation or that it will not have to pay some or all of the assessments.

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

6.	Income Taxes

The Company records income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Management considers, when assessing the realizability of deferred tax assets, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, if any, projected future taxable income, and tax planning strategies in making this assessment.

Based on a history of taxable losses or minimal taxable income, the Company determined that it was more likely than not that the benefit of the deferred tax assets would not be realized as of December 31, 2005, and therefore recorded a full valuation allowance of $23.1 million at the end of the period. As of December 31, 2005, the Company had tax net loss carry-forwards of $42.5 million and tax credit carry-forwards of $3.8 million which expire from 2018 to 2025. Based upon improving performance of the business over the previous two years and the level of projections for future taxable income over the periods in which the deferred tax assets are deductible, management now believes it is more likely than not that the Company will be able to realize a portion of the benefits of the deferred tax assets and reversed a portion of the valuation allowance as of September 30, 2006. The Company recorded an income tax benefit of $5.0 million during the three months ended September 30, 2006 to reduce the valuation allowance for the deferred tax assets.

The Company will continue to evaluate the recoverability of the deferred tax assets on a quarterly basis. Unless circumstances indicate a change in the amount of deferred tax assets considered more likely than not to be recoverable, the Company will report income tax expense, as in previous quarters, with income tax expense principally related to foreign taxes.

7.	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies to previous accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, the adoption of FAS 157 will have on its operating income or net earnings. The Company does not expect the adoption of FAS 157 will have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. Early application is encouraged, but not required. The Company is currently assessing the impact, if any, that the adoption of SAB 108 will have on its operating income or net earnings. The cumulative effect, if any, of applying the provisions of SAB 108 will be reported as an adjustment to beginning-of-year retained earnings in the year of adoption (January 1, 2006).

In July 2006, the FASB released Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainty in income taxes recognized in an enterprise’s financial statements. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. Early application is encouraged, but not required. The Company is currently assessing the impact, if any, that the adoption of FIN 48 will have on its operating income or net earnings, however the Company does not expect the adoption of FIN 48 will have a material impact on its consolidated financial position, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

Certain statements in this Form 10-Q contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can often be identified by their use of such verbs as "expects," "anticipates," and "believes" or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, the Risk Factors described in our Securities and Exchange Commission (SEC) filings, including the Form 10-K filing for the year ended December 31, 2005 and this Form 10-Q.

Overview

We are a leading provider of software communication applications for contact centers and are leveraging our technology to provide mission critical VoIP applications to enterprises. Our customers are in a wide variety of industries such as financial services which includes insurance companies, banks and credit unions, healthcare and others. We are a global software provider with a presence in the Americas; Europe, Middle East and Africa (EMEA); and Asia/Pacific (APAC).

Financial Highlights

For the three months ended September 30, 2006, revenues grew 15% over the immediately preceding three month period and 46% over the three months ended September 30, 2005. Factors that affect revenues in any particular quarter include the adoption of new technologies, expansion of current usage of systems, customers’ budget constraints, personnel resources to implement our solutions, and willingness to implement a critical telecommunications system. As shown in the table below, revenues in any particular quarter can fluctuate from other periods. Because of particular contract terms or our payment experience with certain customers or resellers, revenue recognition may occur in periods later than when an order is received.

The information below shows our total revenues (in millions) for the most recent five quarters and the years ended December 31, 2005, 2004 and 2003 and the percentage change over the previous period.

Period	Revenues	Sequential % Growth	Year Over Year % Growth
Three months ended:
September 30, 2006	$22.2	15%	46%
June 30, 2006	19.3	7	23
March 31, 2006	17.9	2	23
December 31, 2005	17.5	15	22
September 30, 2005	15.2	(3)	13

Year ended December 31:
2005	$62.9	14%
2004	55.1	7
2003	51.5	8

We have experienced increasing revenue growth, which we attribute to a number of factors including but not limited to: adoption of voice over Internet protocol technologies by our customers; product improvements in scalability and the reliability of our products; reductions in hardware costs to deploy our solutions making our solutions more financially attractive to customers; changes in our sales program to target new customers; and establishment of an inside sales group to work with current customers.

For the three and nine months ended September 30, 2006, product revenues increased 56% and 26%, compared to the three and nine months ended September 30, 2005, respectively. The large increase in product revenues was related to an increase in the dollar value of orders received during the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005, respectively. Finally, the average order size increased as we continued to target larger companies to license our products.

For the three and nine months ended September 30, 2006, services revenues increased 35% and 36% compared to the three and nine months ended September 30, 2005, respectively. The increase in services revenues was principally related to an increase in support fees and annually renewable license fees, which were recognized for our growing installed customer base, and which were approximately 82% of services revenues for both the three and nine months ended September 30, 2006. In addition, other services revenues, such as professional services and education, increased a total of 27% and 32% in the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005, respectively.

Cost of revenues increased $3.0 million and $5.5 million for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005, respectively. The increases for both periods were the result of increased hardware costs for handsets, servers, and gateways related to our IP PBX product, increased personnel-related costs in the services department and increased royalty expenses, including royalty expense. During the three months ended September 30, 2006, we recorded a one-time charge of $122,000 related to a non-exclusive license agreement with a telecommunication technology provider. This related to the final contractual payment under the license agreement of $225,000, which we will remit during the fourth quarter of 2006. The remaining $103,000 will be amortized over the remaining life of the fax-related patents of six years.

Effective January 1, 2006, we adopted the Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS 123R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees under our stock option plans, based on fair values. The adoption of FAS 123R had a significant effect on our costs during the three and nine month periods ended September 30, 2006 compared to the comparable periods a year ago before the expense was recorded. The following table summarizes stock-based compensation expense related to employee stock options under FAS 123R for the three and nine months ended September 30, 2006 which was allocated as follows (in thousands, except per share amounts):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Stock-based compensation expense for employee stock options:
Cost of services	$38	$116
Sales and marketing	219	768
Research and development	69	179
General and administrative	125	545
Total stock-based compensation expense for employee stock options	$451	$1,608

Diluted net income per share - as reported	$0.36	$0.48
Effect of stock-based compensation for employee stock options on net income per share:
Basic	$(0.03)	$(0.10)
Diluted	(0.02)	(0.09)

Operating expenses increased $2.4 million and $5.3 million for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005, respectively. These increases were partially due to stock-based compensation expense related to FAS 123R, as detailed above. In addition, we experienced increases in compensation expenses as a result of increased staffing, commission expenses and increased marketing expenses. These increases were slightly offset by decreases in depreciation, particularly in research and development.

We had $22.3 million of cash and cash equivalents and short-term investments as of September 30, 2006. Cash and cash equivalents and short-term investments increased from $15.1 million as of December 31, 2005 principally as a result of net earnings (excluding the non-cash tax benefit of $5.0 million) for the nine months ended September 30, 2006, increased deferred services revenues and exercises of stock options. These increases were offset in part by cash used as a result of increases in accounts receivable and prepaid expenses, and purchases of property and equipment.

Based on currently issued non-vested options, we expect 2006 stock-based compensation expenses related to FAS 123R to be just over $2.0 million, with approximately $425,000 for the three months ended December 31, 2006.

Due to our public float exceeding $75 million as of June 30, 2006, we will be deemed an “accelerated filer” by the SEC as of December 31, 2006 for purposes of Section 404 of the Sarbanes-Oxley Act of 2002. We are currently in the process of documenting, evaluating and testing our internal control over financial reporting and believe that we will be able to complete all requirements by the deadline for the filing of our Form 10-K for the year ending December 31, 2006. We have incurred costs for the nine months ended September 30, 2006 of over $230,000 related to consulting fees and anticipate additional costs as we continue to address these requirements.

We recorded an income tax benefit of $5.0 million during the three months ended September 30, 2006 to reduce the valuation allowance for our deferred tax assets. We will continue to evaluate the recoverability of the deferred tax assets on a quarterly basis. Unless circumstances indicate a change in the amount of deferred tax assets considered more likely than not to be recoverable, we will report income tax expense, as in previous quarters, with income tax expense principally related to foreign taxes.

Historical Results of Operations

The following table presents certain financial data, derived from our unaudited Condensed Consolidated Statements of Income, as a percentage of total revenues for the periods indicated. The operating results for the three and nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the full year or for any future period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Product	55%	51%	52%	53%
Services	45	49	48	47
Total revenues	100	100	100	100
Cost of revenues:
Product	12	6	10	6
Services	18	18	18	18
Total cost of revenues	30	24	28	24
Gross profit	70	76	72	76
Operating expenses:
Sales and marketing	35	41	36	40
Research and development	15	20	16	21
General and administrative	12	14	14	14
Total operating expenses	62	75	66	75
Operating income	8	1	6	1
Other income (expense):
Interest income, net	1	--	1	--
Other expense, net	--	(1)	--	--
Total other income (expense)	1	(1)	1	--
Income before income taxes	8	--	7	1
Income tax benefit (expense)	22	--	8	--
Net income	30%	--%	15%	1%

Comparison of Three and Nine Months Ended September 30, 2006 and 2005

Revenues

Product Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	($ in thousands)
Product revenues	$12,143	$7,783	$30,590	$24,265
Change from prior year	56%	18%	26%	16%
Percentage of total revenues	55%	51%	52%	53%

The increase in product revenues during the three months ended September 30, 2006 compared to the three months ended September 30, 2005 was due to an increase in the total orders. The total dollar amount of orders increased 62% for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 with relatively faster growth in the North American and EMEA regions. Contributing to the total dollar amount of orders increase was a 42% increase in the IP PBX products sold under our Vonexus brand. In addition, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 the total dollar amount of new contracts increased 126% and the average contract amount for new customer orders increased from $58,000 to $99,000 per contract.

The increase in product revenues for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was also a result of an increase in the dollar amount of orders, specifically from the EMEA region. The total dollar amount of orders increased 39% for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Contributing to the total dollar amount of orders increase was a 103% increase in the IP PBX products sold under our Vonexus brand. In addition, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 the total dollar amount of new contracts increased 59% and the average contract amount for new customer orders increased from $72,000 to $94,000 per contract.

The product revenues as a percentage of total revenues increased for the three months ended September 30, 2006 due to a higher percentage increase in product revenues, including hardware we resell, compared to the increase in services revenues.

Product revenues can fluctuate from quarter to quarter depending on the mix of contracts sold between perpetual licenses and annually renewable licenses. The product revenue effect of perpetual licenses is that we recognize license revenue upfront, whereas for annually renewable licenses, we recognize the license revenue ratably over the term. The impact of the mix of contracts on our product revenues occurs only in the initial year of the contracts as the renewal fees received for the annually renewable licenses and the renewal support fees for perpetual contracts are all allocated entirely to services revenues. Perpetual contracts for the three and nine months ended September 30, 2006 accounted for 78% and 75%, respectively, of product revenues compared to 70% and 71% for the same periods in 2005.

If we continue to sell more hardware products with our software applications, product costs should increase. Because the margin is lower on hardware sales, this could have a negative impact on our gross margin percentage.

Services Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	($ in thousands)
Services revenues:
Support and license renewals	$8,261	$6,012	$23,667	$17,276
Other	1,769	1,393	5,099	3,862
Total services revenues	$10,030	$7,405	$28,766	$21,138
Change from prior year	35%	9%	36%	7%
Percentage of total revenues	45%	49%	48%	47%

Services revenues include the portion of the initial license arrangement allocated to services revenues from annually renewable and perpetual contracts, license renewals of annually renewable contracts, and support fees for perpetual contracts, as well as professional services, education and other miscellaneous revenues.

Revenues from license renewals and support fees increased 37% for both the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005 primarily due to increasing amounts of license renewals and support fees from our growing customer base. Other services revenues for the three and nine months ended September 30, 2006 increased primarily due to an increase in professional services engagements and training classes delivered compared to the same periods in 2005.

Our support and license renewal revenues should continue to increase as we implement new customers and as existing customers continue to renew annually renewable licenses or perpetual support agreements for our applications. The actual percentage fee charged for renewal of annually renewable licenses and perpetual support agreements as compared to the initial annually renewable license fee and perpetual license, respectively, is comparable on a relative percentage basis, and therefore, the mix of these types of contracts in the future will not impact our future services revenues.

Cost of Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	($ in thousands)
Cost of revenues:
Product	$2,707	$963	$6,073	$2,837
Services	3,950	2,743	10,409	8,153
Total cost of revenues	$6,657	$3,706	$16,482	$10,990
Change from prior year	80%	23%	50%	15%
Product costs as a % of product revenues	22%	12%	20%	12%
Services costs as a % of services revenues	39%	37%	36%	39%

Costs of product consist primarily of hardware that we resell, product and software royalties paid to third parties for the use of their technologies in our products and, to a lesser extent, software packaging costs, which include product media, duplication and documentation. Costs of product can fluctuate depending on third party technology, if any, which is licensed by the end user from us as part of our software applications and the dollar amount of IP PBX systems licensed which include hardware such as servers, telephone handsets, networking equipment and other hardware. The increase in the product costs for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005 was due to IP PBX hardware costs which we expect will continue to increase if we license increasing amounts of IP PBX systems. In addition, in the three and nine months ended September 30, 2006 we experienced an increase in royalties paid to third party software providers over the same periods of 2005 as a result of increased licensing of third party products by our end users from us as part of our software applications.

During the three months ended September 30, 2006, we recorded a one-time charge of $122,000 related to a non-exclusive license agreement with a telecommunication technology provider. This related to the final contractual payment under the license agreement of $225,000, which we will remit during the fourth quarter of 2006. The remaining $103,000 will be amortized over the remaining life of the fax-related patents of six years. Software royalties will vary depending on third party software licenses recognized in each quarter.

Product costs as a percentage of product revenues increased during the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005, principally due to an increase in our hardware costs related to our IP PBX product.

Costs of services consist primarily of compensation expenses for technical support, professional services and education personnel and other costs associated with supporting our resellers and customers. Salary costs, excluding commissions and other incentives, represented 52% and 53% of total services expenses for the three and nine months ended September 30, 2006. These costs increased for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005 primarily due to an increase in salary-related expenses as headcount increased from 93 to 133 total support and services employees from September 30, 2005 to September 30, 2006. Costs of services also increased due to an increase in travel-related expenses of $179,000 and $370,000 and an increase in outsourced services of $170,000 and $289,000 for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005, respectively. Both the travel-related expenses and the outsourced services were mainly related to increases in our professional services opportunities. Stock-based compensation expense related to FAS 123R for cost of services personnel was $38,000 and $116,000 for the three and nine months ended September 30, 2006, respectively.

Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	($ in thousands)
Gross profit	$15,516	$11,482	$42,874	$34,413
Change from prior year	35%	10%	25%	10%
Percentage of total revenues	70%	76%	72%	76%

As we continue to sell hardware with our software applications, our gross profit margin may decrease compared to historical margins. Gross margin in any particular quarter is dependent on our product mix and is expected to vary.

Operating Expenses

Sales and Marketing

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	($ in thousands)
Sales and marketing expenses	$7,694	$6,188	$21,428	$18,188
Change from prior year	24%	17%	18%	18%
Percentage of total revenues	35%	41%	36%	40%
Percentage of product revenues	63%	80%	70%	75%

Sales and marketing expenses are comprised primarily of compensation expenses, travel and entertainment expenses and promotional costs related to our sales, marketing, and channel management operations. These expenses increased due to several factors. Commission expense increased $335,000 for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 and increased $1.2 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. We increased our marketing efforts during 2006 which resulted in an increase in expenses related to marketing activities of $307,000 and $431,000 for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005, respectively. In addition, stock-based compensation expense related to FAS 123R for sales and marketing personnel was $219,000 and $768,000 for the three and nine months ended September 30, 2006, respectively. During the three months ended September 30, 2006, we incurred over $200,000 for referral fees to outside parties on two large orders. Finally during the three months ended September 30, 2006, we expanded our partner program to encourage further training on our products and incurred expenses of $176,000.

Sales and marketing expenses as a percentage of total revenues and as a percentage of product revenues decreased for both the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005. These decreases reflect efficiencies that we are realizing in these areas as our revenues continue to grow.

Research and Development

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	($ in thousands)
Research and development expenses	$3,414	$3,061	$9,676	$9,468
Change from prior year	12%	(5)%	2%	(3)%
Percentage of total revenues	15%	20%	16%	21%

Research and development expenses are comprised primarily of compensation and depreciation expenses. Depreciation expense decreased by $70,000 for the three months ended September 30, 2006 compared to the three months ended September 30, 2005, and decreased by $318,000 for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, as certain of our assets became fully depreciated. This was offset by salary expense increases of $213,000 and $407,000 for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005, respectively. These increases were the result of additional staff hired in 2006. In addition, stock-based compensation expense related to FAS 123R for research and development personnel was $69,000 and $179,000 for the three and nine months ended September 30, 2006, respectively.

General and Administrative

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	($ in thousands)
General and administrative expenses	$2,739	$2,153	$8,106	$6,209
Change from prior year	27%	16%	31%	10%
Percentage of total revenues	12%	14%	14%	14%

General and administrative expenses are comprised of compensation expense and general corporate expenses that are not allocable to other departments including legal and other professional fees and bad debt. The increase for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 was primarily due to higher salary and related expenses of $426,000 due to an increase in staffing and higher management incentives due to the operating results. The increase for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was primarily due to an increase in professional services of $150,000 related to legal fees and costs for Sarbanes-Oxley 404 compliance, and higher salary and related expenses of $662,000 due to an increase in staffing. Finally, stock-based compensation expense related to FAS 123R for general and administrative personnel was $125,000 and $545,000 for the three and nine months ended September 30, 2006, respectively. The stock-based compensation expense in the nine months ended September 30, 2006 included almost $200,000 of expense recorded in the three months ended June 30, 2006 for option grants in May 2006 to outside Directors that were fully vested upon grant and therefore completely expensed at that time.

Other Income (Expense)

Interest Income, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	($ in thousands)
Cash, cash equivalents and short-term investments (average)	$21,255	$13,666	$18,734	$14,148
Interest income	201	70	430	191
Return on investment	3.8%	2.0%	3.1%	1.8%

Interest income, net is primarily comprised of interest earned from investments and interest-bearing cash accounts. Interest expense and fees, which are not material for any periods reported, are also included in interest income, net. Interest earnings improved during the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005 as shown above. Interest earned on investments improved partially due to an increasing investment balance. In addition, we reallocated the funds in which we have invested to increase our return on investment. The new investments have higher interest rates and lower fees.

Other Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	($ in thousands)
Other expense, net	$(25)	$(74)	$(89)	$(256)

Other expense, net includes foreign currency transaction gains and losses, as well as foreign tax withholdings. These amounts depend on the amount of revenue that is generated in certain international currencies, particularly the Euro, and the exchange gain or loss that results from foreign currency disbursements and receipts. The decrease during the three and nine months ended September 30, 2006 was principally due to a decrease in foreign tax withholdings and foreign currency conversion charges compared to the same periods in 2005.

Income Tax Benefit (Expense)

We had $42.5 million of tax net operating loss carry-forwards and $3.8 million in tax credit carry-forwards at the beginning of 2006, all of which were fully reserved for financial reporting purposes. During 2006, our estimated taxable income continued to increase and during the three months ended September 30, 2006, we determined that it was more likely than not, based on our projections of future earnings, that we would be able to utilize a portion of the deferred tax assets resulting from the tax loss and tax credit carry-forwards. We recorded an income tax benefit of $5.0 million during the three months ended September 30, 2006 to reduce the valuation allowance for our deferred tax assets. We will continue to evaluate the recoverability of the deferred tax assets on a quarterly basis. Unless circumstances indicate a change in the amount of deferred tax assets considered more likely than not to be recoverable, we will report income tax expense, as in previous quarters, with the income tax expense principally related to foreign taxes.

Liquidity and Capital Resources

We generate cash primarily from licensing our applications, annual license renewals, support fees and other services revenues and from our employees exercising stock options. We also have in place a $3 million line of credit, which we did not utilize as of September 30, 2006. We use cash primarily for paying our employees (including salaries, commissions and benefits), leasing office space, paying travel expenses, marketing activities, paying vendors for hardware, services, supplies and royalties and purchasing property and equipment.

We determine liquidity by combining cash and cash equivalents and short-term investments as shown in the table below. Our total liquidity position as of September 30, 2006 improved compared with our position as of December 31, 2005 due mainly to increased net income (excluding the non-cash tax benefit of $5.0 million), increased deferred services revenues and increased stock option exercises, offset in part by an increase in accounts receivable, prepaid expenses and purchases of property and equipment. We believe that our current liquidity position, when combined with our anticipated cash flows from operations, will be sufficient to satisfy our operating cash needs over the next 12 months. If cash flows from operations are less than anticipated or we have additional cash needs (such as an unfavorable outcome in legal proceedings), our liquidity may not be sufficient to cover our needs. In this case, we may be forced to raise additional capital, either through the capital markets or debt financings. On October 19, 2006, we filed a registration statement on Form S-3 that, when declared effective by the SEC, will allow us to raise additional capital. We may not be able to receive favorable terms in raising this capital.

	September 30,	December 31,
	2006	2005
	($ in thousands)
Cash and cash equivalents	$13,007	$11,551
Short-term investments	9,333	3,576
Liquidity, net	$22,340	$15,127

Our operating activities resulted in net cash provided of $6.6 million and $120,000 for the nine months ended September 30, 2006 and 2005, respectively. This increase in net cash provided was primarily a result of increased net income and increased deferred services revenues offset in part by increases in accounts receivable and prepaid expenses.

The amount that we report as cash and cash equivalents or as temporary investments fluctuates depending on investing decisions in each period. Purchases of short-term investments are reported as a use of cash and the related receipt of proceeds upon maturity of the investment is reported as a source of cash.

We purchased property and equipment with a cost of $1.9 million and $1.5 million in the nine months ended September 30, 2006 and 2005, respectively. These purchases related mainly to hardware and leasehold improvements for our corporate headquarters and new regional headquarters offices. As our property and equipment becomes obsolete and as our operations continue to grow, we anticipate that our purchases of property and equipment will continue to increase in future periods.

Net cash provided by financing activities was $2.4 million and $491,000 for the nine months ended September 30, 2006 and 2005, respectively. The increase in cash provided was mainly due to proceeds from stock options that were exercised during the period. As our stock price fluctuated during the period from $5.10 per share as of December 31, 2005 up to $16.69 per share during the nine months ended September 30, 2006, more stock options were exercised compared to the prior year period. Our stock price was $11.56 per share as of September 30, 2006.

On October 19, 2006, we filed with the SEC a registration statement on Form S-3 utilizing the “shelf” registration process. This registration statement has not yet been declared effective by the SEC but if and when effective, it will allow us to offer and sell up to 3,000,000 shares of our common stock from time to time in one or more transactions. In addition, under this shelf registration statement, Dr. Donald E. Brown, our Chairman of the Board, President and CEO, registered 1,000,000 shares of our common stock that he owns for sale from time to time. Although the shelf registration statement, if and when effective, will permit us to offer and sell up to 3,000,000 shares of our common stock, doing so remains at the discretion of the Board of Directors, and there is no assurance that we would be able to complete any such offering of our common stock.

There have been no material changes in our contractual obligations described in our Form 10-K for the year ended December 31, 2005, except for the additional amounts listed below. The obligations listed below all relate to operating lease obligations for additional offices in the Netherlands, United Kingdom and United States.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	($ in thousands)
Contractual Obligations
Operating lease obligations	$2,222	$153	$1,383	$533	$153

Critical Accounting Policies and Estimates

We believe the accounting policies listed below are important to understanding our historical and future performance, as these policies affect the reported amounts of revenues and are the more significant areas involving management’s judgments and estimates. These policies, and our procedures related to these policies, are described below.

Sources of Revenues and Revenue Recognition Policy

We generate product revenues from licensing the right to use our software applications and in certain instances providing hardware as a component of our solution, and generate services revenues primarily from annual support fees, annual renewal fees, professional services and educational services. Both of these sources of revenues are critical to our financial statements because of their materiality to our statements as a whole and because of the judgment required in determining if revenue recognition criteria have been met.

Product Revenues

Our license agreements are either perpetual or annually renewable. For any revenues to be recognized from a license agreement, the following criteria must be met:
•	Persuasive evidence of an arrangement exists;
•	The fee is fixed or determinable;
•	Collectibility is reasonably assured; and
•	Delivery has occurred.

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

For perpetual license agreements, we recognize revenues related to any hardware sales when the hardware is delivered and all other criteria are met.

For an annually renewable license agreement, upon meeting the revenue recognition criteria above, we recognize a majority of the initial license fees under these agreements as product revenues ratably over the initial license period, which is generally 12 months, and the remainder of the initial license fees are recognized as services revenues over the same time period.

Services Revenues

Services revenues are primarily recognized for renewal fees and support related to annually renewable license agreements and support fees for perpetual license agreements. For annually renewable agreements, the allocation of the initial order between product revenues and services revenues is based on the average renewal rates of all time based contracts.  We apply the allocation of product revenues and services revenues consistently to all annually renewable agreements. Under annually renewable license agreements, after the initial license period, our customers may renew their license agreement for an additional period, typically 12 months, by paying a renewal fee.  The revenue for the annual renewal fees are all classified under services revenue and the revenue is recognized ratably over the contract period.  Under perpetual license agreements, we recognize annual support fees as services revenues ratably over the post-contract support period, which is typically 12 months.

We also generate revenues from other services that we provide to our resellers and customers. These additional revenues include fees for professional services and educational services. Revenues from professional services, which include implementing our products for a customer and educational services, which consist of training courses for resellers and customers, are recognized as the related services are performed.

Stock-Based Compensation Expense

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 123 (revised 2004), Share-Based Payment (FAS 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors under our stock option plans, based on fair values. We adopted FAS 123R on January 1, 2006, which supersedes our previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In addition, in March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) relating to FAS 123R, which we utilized in our adoption of FAS 123R.

We adopted FAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year. The Condensed Consolidated Financial Statements for all periods beginning January 1, 2006 reflect the impact of FAS 123R. In accordance with the modified prospective transition method, the Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R.

With the adoption of FAS 123R, we continued to use the Black-Scholes option-pricing model as our method of valuation for share-based payment awards. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, an expected risk-free rate of return and actual and projected employee stock option exercise behaviors. If factors change and we use different assumptions for estimating stock-based compensation expense in future periods, stock-based compensation expense may differ materially in the future from that recorded in the current period.

For additional information, refer to Note 3 to the Condensed Consolidated Financial Statements. Stock-based compensation expense for employee stock options recognized under FAS 123R for the three and nine months ended September 30, 2006 was $451,000 and $1.6 million, respectively.

Income Taxes

Statement of Financial Accounting Standards (FAS) No. 109, Accounting for Income Taxes (FAS 109), establishes financial accounting and reporting standards for the effect of income taxes. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, or cash flows.

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment and ensuring that the deferred tax asset valuation allowance is adjusted as appropriate.

At the beginning of 2006, we had $42.5 million of tax net operating loss carry-forwards and $3.8 million in tax credit carry-forwards, all of which were fully reserved for financial reporting purposes. During the three months ended September 30, 2006, we recorded a tax benefit of $5.0 million to reduce the valuation allowance for the deferred tax assets. We will continue to evaluate the valuation allowance in accordance with the requirements of FAS 109.

Allowance for Doubtful Accounts Receivable

We review the allowance for doubtful accounts for each reporting period based on a detailed analysis of our accounts receivable to determine that the amount of the allowance for doubtful accounts receivable is appropriately stated at the end of that period. In the analysis of accounts receivable, we primarily consider the age of the reseller’s or customer's receivable and also consider the creditworthiness of the reseller or customer, the economic conditions of the customer's industry, and general economic conditions, among other factors. If payment is not made timely, we contact the customer or reseller to attempt to obtain payment. If this is not successful, we institute other collection practices such as generating collection letters, involving our sales representatives and ultimately terminating the customer’s or reseller’s access to future upgrades, licenses and customer support and taking legal action as permitted in the contracts. When we determine collection is not expected, the receivable is written off against the allowance for doubtful accounts.

Research and Development

Through September 30, 2006, all research and development expenditures have been expensed as incurred. Based on our product development process and technological feasibility, the date at which capitalization of development costs may begin is established upon completion of a working model. Costs incurred between completion of the working model and the point at which the product is ready for general release have been insignificant.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We develop products in the United States and license our products in the Americas, EMEA and APAC. As a result, our financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. As most sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Currently, a portion of our contracts are billed in euros. As our business matures in foreign markets, we may offer our products and services in certain other local currencies. To support our foreign operations, we have employees in certain international markets and therefore pay salaries and other expenses in foreign currencies. We are subject to foreign currency fluctuations, which may increase and may have an adverse affect on our company.

We manage our interest rate risk by maintaining an investment portfolio with debt instruments of high credit quality and relatively short average maturities. We also manage interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity. We have a line of credit with a variable interest rate based upon the bank’s prime rate on which we incur interest expense only when the line is utilized.

Item 4. Controls and Procedures.

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006 pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures were not effective due to the material weakness described below.

A material weakness is a significant deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of significant deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Subsequent to the three months ended September 30, 2006, it was determined that our accounting staff did not initially complete all their contract review steps and recalculations related to amounts recognized in revenue for the three months ended September 30, 2006, resulting in an understatement of product revenues reported to management for the quarter. The errors were identified and corrected prior to the issuance on October 23, 2006 of our financial results for the three and nine months ended September 30, 2006. We also performed additional analyses and other post-quarter closing procedures to ensure our financial statements were prepared in accordance with accounting principles generally accepted in the United States. We have implemented changes to ensure all steps in the review of contracts will be completed monthly. Accordingly, we believe that the accompanying Condensed Consolidated Financial Statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Except for the remedial procedures described above, there have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We face risks from the impact of being classified as an “Accelerated Filer”

An accelerated filer is defined by the SEC as a public company with public float greater than $75 million as of the end of its second fiscal quarter and satisfying certain other requirements. Due to our public float exceeding $75 million as of June 30, 2006, we anticipate that we will be classified by the SEC as an accelerated filer as of December 31, 2006, and therefore the mandatory compliance date for the management report on internal control over financial reporting requirement and the related accounting firm report requirement under Section 404 of the Sarbanes-Oxley Act of 2002 will be December 31, 2006. Complying with the requirements of Section 404 of the Sarbanes-Oxley Act as of December 31, 2006 will redirect some of management’s focus and funding for the current year.

While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 by our compliance deadline, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, including the SEC. In addition, we may be required to incur a substantial financial investment to comply with the requirements of Section 404.

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

Interactive Intelligence, Inc.
(Registrant)

Date: November 14, 2006	By /s/ Stephen R. Head

Stephen R. Head
Chief Financial Officer, Vice President of Finance and
Administration, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)