Form 10-K
period 2006-12-31
INTERACTIVE INTELLIGENCE INC
filed 2007-03-15
CIK 1083318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

OR

*	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to____________

Commission File Number 000-27385

INTERACTIVE INTELLIGENCE, INC.
(Exact name of registrant as specified in its charter)

Indiana (State or Other Jurisdiction of Incorporation)		35-1933097 (IRS Employer Identification No.)

7601 Interactive Way Indianapolis, IN 46278 (Address of Principal Executive Offices, including Zip Code)

317-872-3000 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

As of June 30, 2006, the aggregate market value of voting stock held by non-affiliates of the registrant was $169,228,227 based on the closing sale price as reported on The NASDAQ Stock Market LLC, assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are “affiliates”.

As of February 28, 2007, there were 17,291,544 shares outstanding of the registrant’s common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Form 10-K are incorporated by reference from portions of the Registrant’s Proxy Statement for its 2007 Annual Meeting of Shareholders to be held June 8, 2007, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2006.

PART I.

SPECIAL NOTE ABOUT FORWARD-LOOKING INFORMATION

Certain statements in this Annual Report on Form 10-K contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended) that involves risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can often be identified by their use of such verbs as “expects”, “anticipates”, “believes”, “intend”, “plan”, “may”, “should”, “will”, “would”, “will be”, “will continue”, “will likely result”, or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, those set forth in the Item 1A “Risk Factors” section of this Annual Report on Form 10-K.

ITEM 1.	BUSINESS.

Company Overview

Interactive Intelligence, Inc. (“Interactive Intelligence”, “we”, “us” or “our”) was formed in 1994 as an Indiana corporation and maintains its world headquarters and executive offices at 7601 Interactive Way, Indianapolis, IN 46278. Our telephone number is 317-872-3000. We are located on the Web at http://www.inin.com. Our periodic and current reports and all amendments to those reports required to be filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the investor relations page located on our Website.

Unified Communications Since 1994

We are a leading provider of software applications for contact centers and we are leveraging that leadership position to provide mission critical voice over Internet protocol (“VoIP”) applications to enterprises. Our solutions are utilized in contact centers of teleservices firms, international corporations, public agencies, telecommunications companies, distributed organizations, government and commercial enterprises, and increasingly for the remote and mobile workforce. We also offer the only pre-integrated all-software Internet Protocol Private Branch Exchange (“IP PBX”), a phone and communications solution for mid-sized enterprises that relies on the Microsoft Corporation (“Microsoft”) platform. We offer innovative software products and services for multi-channel contact management, business communications, messaging and session initiation protocol (“SIP”)-supported VoIP.

Our application-based solutions are integrated on a platform that scales to thousands of users, and are developed to satisfy today’s diverse interaction needs in markets for:

•	Contact Centers

•	Enterprise IP Telephony

•	Enterprise Messaging

•	Self-Service Automation

By implementing our all-in-one solutions, businesses are able to unify communications, enhance workforce effectiveness and productivity, and readily adapt to constantly changing market and customer requirements. Moreover, organizations in every industry are able to reduce the cost and complexity of traditional “multi-point” legacy communications hardware systems that are seldom fully integrated.

Innovation and Value

Interactive Intelligence has long been recognized for its innovative, bundled contact center application solution, which allows contact centers to queue and manage multi-channel phone calls, faxes, e-mails and Web interactions using a single integrated platform solution. Contact centers can leverage this same software platform for predictive outbound dialing, workforce management, quality monitoring, call and screen recording and agent scoring, interaction tracking, speech recognition, and other enhanced contact management and compliance capabilities.

-back to table of contents-

Our principal competitors are vendors who follow traditional proprietary approaches (“legacy”) and offer a combination of hardware-centric PBX phone systems, automated call distributors (“ACD”), voice mail systems, interactive voice response (“IVR”) systems and associated equipment. Many of our competitors have been acquired in buyouts from competing legacy vendors. Contrasting such multi-point systems, our unified platform is architected on open standards software developed to run on the Microsoft® Windows® operating system, which allows businesses to reduce expensive communications hardware.

The value of our open software approach is in the straightforward migration path to VoIP by SIP for networked voice and data, and lower overall costs for end-user phone devices, network management, system administration and functionality upgrades. Our application solutions also pre-integrate to popular business applications for customer relationship management (“CRM”), enterprise resource planning (“ERP”) and other processes, enabling businesses to both integrate and automate their specific business rules with minimal interruption.

Continued Global Success and Recognition

We market our software solutions around the globe, directly to customers and through a channel of more than 250 value-added partners. Our software applications are available in 20 languages and are installed in over 70 countries. We began licensing our software in 1997 and have experienced revenue growth from $1.6 million in 1997 to $83.2 million in 2006. Partners and customers are certified through our professional education curriculum and are supported by a global support network of our technology and implementation partners.

We employ over 500 personnel serving more than 2,500 customers worldwide. We have been an ISO 9001:2000 Certified company since January 2005. Recent company benchmarks include the following:

•	Top 500 Global Software & Services Companies list, Software Magazine (five consecutive years);

•	Well-Connected Award for Messaging & Collaboration, Network Computing Magazine (four consecutive years);

•	Network World 200 (three consecutive years);

•	2006 Miercom Labs “Performance Verified” lab test for Contact Center IP Telephony Systems;

•	2006 CRM’s Rising Star Award; and

•	2006 Product of the Year, Internet Telephony magazine.

Industry Overview and Current Developments

VoIP, high-speed Internet access, Internet-based commerce, and the growing acceptance of data networks configured to transmit voice traffic continues to cause a major shift in business communications technologies and corporate decision-making. Organizations in many industries, and in increasing numbers, are moving from one-dimensional, hardware-based PBX phone systems to multi-channel software platforms on which phone calls and faxes as well as e-mails and Web interactions, such as chats, are integrated. VoIP, IP telephony and unified communications bring networks and voice and data applications together. By doing so, businesses reduce communications equipment and administration costs, increase organizational efficiency, enhance workforce effectiveness, and provide better service to their customer base. The communications industry continues to experience increased demand for new application-based solutions for unified communications and multi-channel interaction management. We have followed the same open standards software approach since 1994 to develop our industry-leading solutions for business communications requirements.

The Convergence of Voice and Data

After years of development, the Internet Protocol has prompted many businesses to begin moving voice traffic from circuit-switched networks and bulky hardware equipment to more agile “converged” voice and data networks, applications servers, and lower cost end-user devices based on the popular TCP/IP — a transition often referred to as the “VoIP movement.” One result of this transition is that traditional PBX phone systems hardware is being replaced by soft switches. This transition to “all-software” communications solutions is leading many businesses to look more closely at application-driven platforms that can integrate to, and work effectively with, IP-based systems for converged voice and data. We provide these soft switches along with other vendors including Cisco Systems, Inc. (“Cisco”), Nortel Networks Corporation (“Nortel”), Avaya Inc. (“Avaya”), 3Com Corporation (“3Com”) and others.

-back to table of contents-

Unified Communications

According to the industry analysts at Gartner, Inc., unified communications are defined as the “direct result of convergence in communication networks and applications.” Differing forms of communication have historically been developed, marketed and sold as individual applications. The convergence of voice and data communications on IP networks through open standards software platforms is generating a new paradigm for unified communications and its impact on how people, groups and organizations communicate. Unified communications products based on software solutions, services and equipment such as servers, gateways and IP-based phones and end-user devices are proving to reduce costs over their proprietary counterparts, while at the same time enhancing organizational productivity by facilitating the integration and use of multiple enterprise communication methods. Unified communications products reflect most of their cost-effectiveness through: the convergence of voice and data on a single network and at the desktop; by integrating multiple communication channels (media such as calls, faxes, e-mail and Web chat), networks, systems, and business applications; and by consolidating controls and administration over these collective components. Most unified communications products are currently offered either as a stand-alone product solution or from a portfolio of integrated applications and platforms.

Internet-based Interactions

In addition to more traditional communications media such as the telephone, voice mail, and the fax machine, the Internet has expanded communications media to include e-mail, Internet chat sessions, Web callback requests and VoIP calls. As consumers have continued to leverage these Web-based contact options, companies have had to utilize the Internet as a key channel for sales, distribution and customer service. With customer service as an objective, many of these companies are deploying Web applications for e-mail management, auto response, Web collaboration and other online services to satisfy consumer habits and raise service levels. Though many online services are unified in an applications approach, most companies still support online media channels using separate e-mail platforms, Web servers, chat servers and other disjointed equipment that can lead to inconsistencies and inefficiencies across customer touch points. If organizations have not already made the move to an applications-driven solution for online needs, many are at least re-evaluating their existing systems to determine the requirements for a more integrated environment.

Moving from Call Centers to Contact Centers

Until just a few years ago, a call center full of phone banks and agents handling inbound and outbound calls was sufficient for businesses and their customers. Yet while relegated to a single communications channel, “call-only” centers nevertheless required multi-point systems consisting of a PBX, ACD, automated attendant, an IVR system, a predictive outbound dialer and a call logger just to handle voice-based interactions. Most call centers also had to spend time and money to integrate these disparate devices. Multi-channel communications technologies have put e-mail and Web interaction options alongside phone calls, creating the “contact center” and allowing businesses to differentiate themselves with multiple contact options for customers, and with superior service and support as a consumer interacts with them. With multi-channel communications platforms now playing a broader role in customer service as well as sales, organizations are beginning to understand the value of formal contact centers. In turn, information technology leaders have begun to adopt a bundled application approach to multi-channel contact management, primarily to replace multiple hardware-centric systems and reduce costs, but also as a way to more easily migrate to network-based IP telephony.

The Need to Integrate Telecommunications and Information Systems

For most businesses, telecommunications systems and information systems remain distinct components in a business’s technology and communications infrastructure. To more effectively interact internally and externally, however, businesses must be able to access and utilize these systems in a seamless manner. To integrate various types of telecommunications devices with information technology, many vendors offer computer telephony integration (“CTI”) middleware products and services to bring the two sides together. For example, a CTI “screen pop” application enables a data window to pop up on a contact center agent’s monitor, presenting information about a call at the same time the agent’s telephone or headset rings. For customer service in particular, screen pops allow the agent to view a customer’s account information, which is usually maintained in a CRM or ERP application. While effective, CTI middleware for simple applications such as screen pops can be difficult and expensive to implement.

We believe that using CTI middleware products to integrate communications and information systems raises a number of fundamental problems. Along with being expensive and time-consuming to implement up front, the total cost of ownership for any CTI integration over time is high due to multiple points of configuration, administration and maintenance. Modifying and managing a traditionally integrated CTI infrastructure is also difficult in that each device is often independently configured by different vendors. For instance, hiring a new agent may require configuring a new extension in a PBX, defining a new mail box in a voice mail system, and creating a new agent entry in an ACD. This process can result in user information being entered into each device inconsistently, or getting lost all together. With an emphasis on Web-based objectives in particular, we believe CTI used in this traditional multi-device approach makes it more difficult for businesses to interact over the Internet.

-back to table of contents-

Migration from Voice Mail to Unified Messaging and Enhanced Messaging

Unified messaging efficiently combines voice mail, fax and e-mail messages in an end-user’s “unified” inbox, which is often accessible through the desktop, a Web browser, a handheld device, or even the telephone using Text-to-Speech technology. Though available for more than ten years, many businesses organizations have failed to embrace unified messaging. With voice mail and fax systems reaching end-of-life status in businesses everywhere, and as e-mail continues to serve as a viable communication medium, enterprises are increasingly upgrading to unified messaging solutions that integrate with existing PBX’s that are equipped for IP telephony and VoIP, and that natively support the “best-of-breed” e-mail and directory servers that are already components in most technology and telecommunication infrastructures. As many workers become more mobile, organizations are studying the value of enhanced communications, which supplement unified communications with robust features such as customizable call rules and greetings for users, Follow-Me call routing, real-time presence management, browser-based voice mail access, workgroup capabilities, and more.

Target Markets

In general, the communications technology marketplace is a diverse one. We have developed our solutions to meet the requirements of four distinct target markets in which our unified communications approach delivers value. These markets also include a strong and growing demand for the inherent standards-based IP telephony and VoIP functionality, which our application solutions offer.

Contact Centers

We remain an industry leader in the transition from CTI-based multi-point call center technology to pre-integrated open standards application solutions for today’s multi-channel contact centers. Our scalable all-in-one contact center solution enables centers up to 5,000 users to intelligently route, monitor, record, track, and report on phone calls, as well as fax, e-mail and Web interactions, whether in a single center or across multi-site contact center operations. These contact centers can also easily license our pre-integrated applications for predictive dialing, workforce management, screen recording and agent scoring, and other enhanced functionality.

Enterprise IP Telephony

Leveraging our strength in the contact center sector has enabled us to offer IP telephony to the “larger enterprise” market. In positioning our contact center solution for enterprise requirements, organizations can implement a single solution for IP PBX, ACD, IVR, multimedia queuing, messaging and other capabilities that meets the needs of enterprise business users and workgroups as well as contact center agents. In July 2004, we launched our “all-software” IP PBX phone and communications solution under the Vonexus® brand name for the mid-sized enterprise of 100 to 1,000 users, and especially for businesses that rely on the Microsoft platform. In addition to mid-sized enterprises, this market sector includes distributed organizations such as banks and credit unions, and organizations that maintain mobile and remote workforces, such as law firms and sales and service-oriented companies.

Enterprise Messaging

With the reduction in traditional voice mail systems, unified communications which combine voice messaging, message management and data sharing using VoIP have become more popular in the industry. We believe we are well-positioned in the enterprise messaging space. We have defined enterprise messaging as being a comprehensive yet adaptable solution for voice mail, voice mail replacement, unified messaging (voice mail, e-mail and fax in one inbox), and enhanced messaging, which builds upon unified messaging with advanced features such as IVR, Follow-Me, customizable call rules, real-time presence management and other features. Many existing voice mail systems are nearing end-of-life status and companies are evaluating their messaging solutions and requirements. Given the increased popularity of e-mail and mobile communications technology, businesses have begun to require more than simple voice messaging.

To capitalize on these requirements, we offer a single, highly-scalable, multi-channel messaging platform that allows organizations to manage e-mail, voice mail and data while also routing live communications to mobile phones, telephony-enabled handheld devices, and desk phones. Our platform’s inherent IP architecture also paves a straightforward migration path to VoIP for organizations looking to make the move to IP telephony. By providing flexible choose-by-function deployment and licensing options for voice mail, unified messaging, enhanced messaging or a combination of all three, organizations up to hundreds of thousands of users can configure and centrally administer the precise messaging environment needed, by department or enterprise-wide. Our single IP platform/adaptable applications approach has been successfully deployed by universities and large companies.

Self-Service Automation

Using speech-enabled IVR and e-mail auto response technologies, we offer a full range of customer self-service solutions that help organizations support their sales and service objectives while standardizing customer service options and reducing operations costs. Among the more popular self-service applications our customers have implemented are IVR-based processes for order status inquiries, FAQ, auto response through e-mail, and automated transaction capabilities.

-back to table of contents-

Our All-in-One Platform, Single-System Approach, Products, Customer Support and Services

All-in-One Platform, Single-System Approach

We provide a comprehensive solution of contact management and business communications applications developed to run on our pre-integrated Interaction Center Platform® multi-channel event processing platform and the Microsoft Windows operating system. Our platform-based software solutions do not require multi-point hardware or integrations to third party products or CTI middleware, and are capable of processing thousands of interactions per hour.

As a true all-in-one solution for voice and data, the Interaction Center Platform also does not require separate servers or integration, meaning contact centers and enterprises can seamlessly process telephone calls, e-mails, faxes, voice mail messages, Internet chat sessions, Web collaborations and call-back requests, and IP telephony calls. Organizations can apply business rules across media types for consistent customer service and end-to-end tracking and reporting that improves workforce performance and service quality.

Our platform provides a single point of system management to simplify administration and maintenance, eliminates hardware “boxes” to reduce complexity as well as costs, and is flexibly deployed as a PBX/IP PBX or with an organization’s existing PBX/IP PBX.

These differentiating characteristics of our integrated software solutions allow businesses to more effectively communicate both internally and externally, and do so at a much lower total cost of ownership compared to legacy hardware systems and computer telephony integration products. Strategic advantages of our all-in-one, single-system approach to unified communications for business are described in the following sections.

Standards-Based All-Software Architecture and IP Capabilities

Our software applications incorporate native IP capabilities based on SIP which is an international standard developed by the Internet Engineering Task Force and adopted by a number of industry leaders including Microsoft. Unlike proprietary PBX phone systems and associated legacy hardware advertised as “IP-enabled,” our core platform and application solutions inherently incorporate SIP and open standards throughout, which eliminates the costly proprietary SIP extension “lock-ins”. To further reduce costs, our software runs on commodity servers with no need for expensive voice boards, can incrementally scale, and includes a built-in application generator and graphical user interface designer tools to integrate an organization’s specific business rules and required interaction processes. Combined, these open standards capabilities allow businesses to make use of a wide variety of low-cost IP soft phones and telephone devices, gateways, and other components from a number of different vendors.

Broader Range of Functions

Traditional legacy communications systems require contact center or business enterprise management to purchase separate multi-point products to attain the voice and data functionality needed, such as a PBX for phone calls, a Web server for chat, and others. Our pre-integrated application solutions instead offer the following broad range of communications features in one software solution: PBX/IP PBX, telephony, e-mail processing, ACD, IVR, Web interaction event processing, inbound and outbound fax, conferencing, multimedia recording and screen recording, quality monitoring and more. Our solutions also include supervisory features to view communications statistics in real time, supplemented by coaching features, interaction tracking and end-to-end reporting to improve performance. We believe that, collectively, these capabilities allow our customers to improve customer satisfaction and increase internal efficiency.

No Need to Integrate Disparate Technologies

Traditional communications systems generally require multiple components for voice and data. To work together, these multi-point systems in turn require significant, and often complex, integration efforts which can require expensive hardware, middleware and services. Our software application solutions pre-integrate all necessary components for converged voice and data and the unified communications, allowing businesses to concentrate their efforts on improving business operations instead of maintaining disparate communications technologies. Additionally, to protect system investments, businesses can use our software applications to supplement an existing PBX with Web-based interaction management, unified messaging, IVR, departmental contact center services, and other phone system functions.

Greater Ability to Utilize the Internet

With online initiatives now playing a significant sales and marketing role in many businesses, our solutions provide customers Web-based interaction options. These options include e-mail, FAQ auto response, Web chat, Web collaboration and callback requests, and VoIP calls. Such options are increasingly important for effective e-commerce, eServices and online customer service as consumers continue to use the Internet to conduct business transactions.

-back to table of contents-

Open Architecture and Greater Compatibility with Leading Technologies

To accommodate our standards-based approach to business communications, we developed our Interaction Center platform on an open architecture that is completely different from traditional telecommunications systems which are based on a proprietary, closed architecture. Traditional systems limit an organization’s ability to readily adapt to change or customize communications processes. With proprietary systems, even simple changes such as adding a new employee or changing an employee’s location can require vendor services. Our solutions are built using industry-standard server, networking and software components such as Intel Corporation’s (“Intel”) microprocessors, the Microsoft Windows operating system, Dialogic Corporation’s (“Dialogic”) Host Media Processing (“HMP”) software, and gateways from a select list of certified vendors. Our open platform architecture allows organizations to easily configure our applications to meet precise communications requirements and to flexibly make hardware or software modifications as necessary. Our products also easily interact with popular technology products that include:

•	E-mail servers such as Microsoft Exchange Server, International Business Machines Corporation (“IBM”) Lotus Notes and Novell GroupWise;

•	Database systems from Microsoft, Oracle Corporation (“Oracle”), Sybase, Inc. and IBM;

•	Mainframe systems, including those that support 3270 and 5250 terminal emulation;

•	Web servers from Microsoft, America Online, Inc. and Apache Digital Corporation;

•	Network management systems, including Hewlett-Packard Company’s HP OpenView, IBM Tivoli NetView and Computer Associates International, Inc.’s Unicenter TNG;

•	CRM and ERP systems such as those from Microsoft, Oracle, SAP Corporation and others; and

•	Enterprise directories, including Microsoft Active Directory, Novell NDS e-Directory and Sun/iPlanet Directory Server.

Lower Total Cost of Ownership

We believe that our pre-integrated applications-based solutions result in a lower total cost of ownership compared to traditional multi-point communications systems with similar functionality. Our all-in-one platform and application solutions are developed specifically to reduce configuration and administration while delivering enhanced multi-channel communications features, by deploying applications on a single interaction server and licensing users rather than procuring products and incurring high integration costs from several different vendors. Adding to a lower total cost of ownership is the fact that our intuitive Windows-driven solutions reduce end-user training, along with the time and expense typically required to manage changes in a multi-component business communications system.

Greater Ability to Customize Communications to Meet Specific Needs

Our Interaction Center Platform includes Interaction Designer®, a built-in application generator and graphical user interface tool that enables an organization to integrate specific business rules and required interaction processes. In addition to deploying applications quickly with minimal configuration, organizations can use the pre-built tool sets in Interaction Designer to customize nearly any aspect of their communications processing. This customization capability allows organizations to tailor communications processes for their customers, employees and other users, using only a single tool to structure dial plans, call distribution rules, IVR menus, Web services, voice mail system menus, fax applications and other communications applications.

-back to table of contents-

Business Strategy

We intend to leverage our leadership position in the contact center marketplace to expand our multi-channel IP telephony solutions into the enterprise market. Our strategy for achieving this mission has multiple elements as described below.

Innovation

Forward-thinking has been the cornerstone of our company for more than a decade. Since 1994, we have gained significant experience and expertise in contact center, telecommunications, software, and Internet technologies. We will continue to leverage this knowledge to improve our solutions with enhanced functionality, maintainability, scalability and security to differentiate our offerings in the markets we serve. We also will continue to improve and add to our global offerings for VoIP and unified communications by leveraging the international SIP communications standard. Currently, this combination of industry experience and our technological approach allows us to offer a single, open software solution for a variety of IP-based business communications needs in contact centers, enterprises and for the mobile workforce. We continue to invest in research and development of new and existing products for the contact center and enterprise, as well as VoIP, infrastructures. We also are continually improving our technology to address the requirements of large-scale organizations with thousands of users for voice mail, voice mail system replacement, unified messaging, and enhanced messaging. Our company was built on innovation, and we expect to continue to break new ground with our solutions.

Expand in the IP PBX Market

For all markets we serve, our strategy is to appeal to a broader audience of customers and partners by providing “whole solutions” for business communications. This strategy was a primary factor in forming our Vonexus product line and positioning the pre-integrated Enterprise Interaction Center® IP PBX offering (“EIC”), complete with the EIC Server and application solution, SIP proxy, gateways and IP phones, as a whole product model for medium sized businesses using the Microsoft platform. We are positioning the Vonexus EIC solution to a global audience of mid-sized enterprises from 100 to 1,000 users, and especially to those enterprises that employ growing mobile workforces, require increased contact center and workgroup capabilities, and see the need for a more unified communications infrastructure using VoIP.

By incorporating the knowledge we have garnered in designing and positioning Vonexus EIC, we have also enhanced our Communité® enterprise messaging solution by positioning it as a combined application server/telephony user interface solution to deliver advanced voice and IP capabilities alongside its robust messaging features. With a number of notable enhancements in the past year, we believe Communité offers a clear path to VoIP through its easy to use, cost-effective system that is easy to install and administer.

Promote Our Services Offerings

We continue to add to the list of implementation and customization services we provide for our new and existing customers and partners. We plan to expand our business development and marketing efforts for our icNotify hosted notification services, which we introduced in the first quarter of 2006. We believe these combined services offerings will more effectively position us against our competitors.

Leverage Industry-Specific Solutions and Go “Up-Market”

We have experienced an increasing number of customers in industry-specific markets such as higher education, healthcare, and financial services (banks, credit unions and insurance companies). Our strategy is to leverage the business relationships we have built with our customers and partners in these areas to continue penetrating these markets. We have also identified other business opportunities, where we will continue to position the Vonexus EIC solution for firms and the mobile workforces many firms employ. To supplement our vertical market offerings, we will continue to work with our partners that maintain expertise in specific industries to create custom applications and solutions, and present such offerings throughout our entire partner channel.

Go “Up-Market” through Increased Scalability and Reliability

We are able to meet the demand of larger business organizations by increasing user scalability and reliability as well as enhanced functionality. In our most recent Customer Interaction Center® (“CIC”) product release, version 2.4, we have added Interaction Director® as an add-on module for multi-site call and interaction routing, and we added SIP-based routing support with our Interaction Gateway™ product to improve load balancing, system reliability and interaction traffic management between multiple sites, and to reduce overall routing costs. We have also leveraged the Interaction Gateway with version 2.4 of our Interaction Dialer® application for SIP-based outbound predictive dialing, which allows contact center and teleservices firms to reliably scale the number of calls they make per hour with the Interaction Dialer solution when integrated with our CIC application solution. CIC version 2.4 also provides significantly increased scalability on a SIP platform. Depending on call volume and length of call, the number of users configured on a CIC 2.4 Server using Dialogic’s HMP software for voice processing can grow to 5,000 users, whether contact center agents, enterprise business users or a combination of both user types. This new capability will allow us to more effectively position our solutions to larger distributed contact centers and enterprises.

-back to table of contents-

Add New Products

Our Interaction Optimizer™ application provides workforce management in agent- driven contact centers. Interaction Optimizer is integrated with CIC as an add-on application module for enhanced agent scheduling, forecasting (for projected interaction loads), and real-time adherence to ensure that agents are continuously available. Interaction Optimizer is differentiated from other workforce management solutions by its ability to leverage historical ACD data in CIC, which allows high-volume centers to more accurately forecast interaction loads and schedule agents and workgroups. Another new offering is our Interaction Mobile Office™ application for CIC, the Vonexus EIC, and the Communité solution for enterprise messaging. Interaction Mobile Office provides a speech-enabled telephone user interface that allows users to change presence management settings and access voice mails, e-mails, faxes and corporate directories from wherever they are. In supplementing the mobile features in CIC, Vonexus EIC and Communité, we believe Interaction Mobile Office will broaden the remote user appeal of our solutions significantly.

Improve our Global Partner Network and Better Target our Marketing Efforts

With a partner channel of over 250 certified Interactive Intelligence partners around the world, we are aligned with the types of knowledgeable, experienced strategic marketing partners, technology partners, distribution partners, and original equipment manufacturer partners to support our growth globally. Collectively, our strategic marketing and technology partners (Dialogic, Aculab USA, Intel, Loquendo, Microsoft, Nuance Communications, Inc. and Polycom, Inc. (“Polycom”)) can help us gain a distinct advantage in the markets we serve through their established presence and differentiated product offerings. We introduced the first SIP-based all-software IP PBX based on Dialogic’s HMP software in 2003. Our agreement with industry leader Polycom allows us to offer our customers their choice of quality VoIP station devices at a much lower cost over proprietary IP end-user devices. In addition, tight integration to Microsoft products also continues to differentiate our contact center and enterprise offerings.

Our Products

We have developed a comprehensive product solution to serve the contact management and business communications needs of organizations in our four target markets:

•	Contact Centers

•	Enterprise IP Telephony

•	Enterprise Messaging

•	Self-Service Automation

It is important to note that our pre-integrated application solutions, as well as the core Interaction Center Platform that supports them, are designed expressly to work with one another as fully-integrated solutions that require no third party products or CTI. Because our products are not acquired from other vendors, our customers avoid the complexities and costs of trying to integrate disparate multi-point systems that were not originally designed to work together.

Customer Interaction Center®: Unified Communications from a Single Integrated Platform for the Contact Center and Enterprise IP Telephony for the Larger Enterprise

CIC gives contact centers and enterprises a single platform and a pre-integrated all-in-one application solution for IP telephony, highlighted by multimedia ACD to uniformly manage phone calls, faxes, e-mails and Web interactions. CIC’s inherent PBX/IP PBX call processing, voice mail, fax server and unified messaging further enhance performance and customer service for agents, supervisors and business users. The SIP-architected CIC provides a straightforward migration path for VoIP, and is well-suited for: contact centers with up to 5,000 agents, including remote agents; multi-site organizations and the mobile workforce; and healthcare and teleservices outsourcers with rapidly changing service requirements.

Vonexus Enterprise Interaction Center™: Enterprise IP Telephony for the Mid-sized Enterprise

Vonexus EIC is a complete all-software IP PBX phone and communications system built entirely on the Microsoft platform and architected for SIP-supported VoIP. The Vonexus EIC solution is targeted at mid-sized businesses from 100 to 1,000 users, whether in one location, in distributed branch offices or in mobile workgroups. In one system, Vonexus EIC includes IP PBX call processing, ACD, automated attendant, voicemail, Follow-Me, built-in fax server, and Web chat and Web callback. The Vonexus EIC software additionally offers features like real-time presence management and “virtual office” remote access, with pre-integrated unified messaging, IVR and Interaction Client integrations for Microsoft’s most popular applications being optionally available.

-back to table of contents-

Pre-integrated Add-on Modules for CIC are identified in the following sections.

Interaction Dialer®

   Interaction Dialer leverages the CIC platform for outbound and blended predictive dialing, and provides call scripting, multi-site campaign management, intelligent campaign staging, compliance options, and more. Version 2.4 of the Interaction Dialer application also works with our Interaction Gateway for SIP-based outbound dialing that scales to higher call levels per hour.

Interaction EasyScripter™

Interaction EasyScripter integrates to Interaction Dialer for easy Web-based scripting at all user levels, including for “non-technical” users.

Interaction Optimizer™

Interaction Optimizer supports workforce management forecasting, scheduling and real-time adherence for contact centers with anywhere from five to 500 or more agents (depending on a contact center's specific Interaction Customer Center/Interaction Optimizer configuration for multimedia queuing, skills-based routing and other CIC agent features).

Interaction Director®

Interaction Director pre-integrates to CIC and can migrate to a variety of supported PBX/ACD platforms to route calls to the location that can best handle those calls at that time. A single Interaction Director server can process hundreds of thousands of calls per hour.

Pre-integrated Add-on Modules for CIC and Vonexus EIC are identified in the following sections.

Interaction Supervisor™

Interaction Supervisor pre-integrates to CIC and to the Vonexus EIC solution to provide a single real-time interface for monitoring agent, user and workgroup activities, along with interaction events and Interaction Center system and queue statistics.

Interaction Tracker™

Interaction Tracker is a full interaction segment/contact history management utility that works with CIC and Vonexus EIC to track multimedia interactions and allows authorized users to resolve new contacts and search for and view historical interaction-based information. Interaction Tracker can function as a customer interaction tracking system, but can also be integrated with packaged CRM solutions and/or special purpose customer information management systems.

Interaction Recorder®

Interaction Recorder offers complete quality assessment control in one environment for recording and archiving phone calls, e-mails, faxes and Web chats. In addition, CIC users can capture interactions with Interaction Recorder’s screen recording capability. Scoring features in the Recorder application simplify quality processes and out-of-the-box reports facilitate measuring individual and group scoring results for performance.

Communité®: Enterprise Messaging Voice Mail and Voice Mail Replacement, Unified Messaging, Enhanced Messaging, SIP-supported VoIP

Communité personifies enterprise messaging with its “choose by function” capability on one integrated platform. Users on the same system can have different capabilities ranging from voice mail to unified messaging to enhanced messaging features that include one-number Find-Me/Forward, universal Web-based message access, message notification options, personal settings options, and calendar and contact management capabilities. Communité also offers call screening, user-defined call handling rules, automatic callback, and desktop faxing and fax “navigation.” Communité allows organizations up to hundreds of thousands of users to replace legacy voice mail, implement unified messaging, adopt VoIP using SIP, or leverage all of these capabilities in one solution.

-back to table of contents-

Customer Interaction Center Interactive Voice Response: Self-Service Automation with IVR and Knowledge Management

CIC’s IVR capabilities let any organization automate self-service processes with a single pre-integrated solution that includes our IVR and speech recognition tools together. In addition to complete inbound IVR capabilities, businesses can use the customizable CIC-based IVR application to create and manage outbound IVR messages, such as appointment reminders or fundraising campaigns. Organizations can also automate services to allow employees to access HR information or perform work-related functions using the telephone. CIC’s IVR capabilities support hosted or customer-hosted environments with its simplified change and operations management and open standards interface that allows different speech recognition engines. CIC’s voice response application scales up to thousands of ports and can support virtually any IVR, contact center or unified messaging deployment.

e-FAQ®

e-FAQ provides users across enterprises and contact centers a seamless, integrated gateway to vital up-to-date information that employees and customers alike can query for as needed, using their choice of communications channels to ensure rapid data delivery. The e-FAQ application uses linguistic analysis to clarify incoming questions, search for matches, and instantly reply when an appropriate match is found. e-FAQ’s Web-based e-FAQ Knowledge Manager™ simplifies authoring and centralizes administration, reporting, and testing. e-FAQ’s built-in editor interface and sample response templates further streamline the authoring and implementation process.

Interaction Mobile Office™: For the Mobile Workforce

Interaction Mobile Office integrates to CIC, Vonexus EIC and Communité application solutions to extend each system to mobile users. By leveraging the Mobile Office application’s speech-enabled telephone user interface, users can change presence management settings and access voice mails, e-mails, faxes and corporate directories from wherever they are.

We have developed SIP and VoIP solutions that enhance our other software offerings such as the following:

Interaction Gateway™

Interaction Gateway makes it possible to configure Interaction Dialer 2.4 for SIP-supported outbound predictive dialing and call scalability, and also configure Interaction Director 2.4 for enhanced load-balancing, scalability and reliability when routing call interactions between multiple locations.

SIP Interaction Media Server™

The SIP Interaction Media Server for CIC and Vonexus EIC increases the Interaction Center system performance by moving audio recording and processing to this appliance.

Interaction SIP Proxy™

Interaction SIP Proxy is made for organizations employing the SIP communications for VoIP, and works with each of our SIP-architected products to help them more effectively comply with the specifications of the SIP standard and support all SIP methods and status codes.

Hardware

As part of our Vonexus EIC solution we sell servers, gateways and telephone handsets. Certain customers licensing our CIC software require that we deliver certain hardware, such as servers and telephone handsets but also sometimes including networking hardware, as part of the solution. In addition, we have developed our Interaction Media Server and Interaction Gateway appliances which are a combination of hardware and our software.

We generate product revenues from (i) licensing the right to use our software applications and in certain instances providing hardware as a component of our solution and (ii) services revenues primarily from annual support fees, annual renewal fees, professional services and educational services. Product revenues related to CIC represented approximately 42%, 46% and 49% of our total revenues for 2006, 2005 and 2004, respectively. Services revenues are primarily recognized for renewal fees and support related to annually renewable license agreements and support fees for perpetual license agreements. Revenues related to our renewal and support fees represented approximately 39%, 39% and 37% of our total revenues for 2006, 2005 and 2004, respectively.

-back to table of contents-

Research and Development

Leveraging technology is part of our strategic position, and we continue to invest a substantial percentage of our revenue in research and development. Our development group is comprised of professionals with backgrounds in telecommunications, software, and hardware and includes experience with leading companies such as Microsoft, Lucent Technologies Inc., and Nortel. The combination of diverse technical and communications expertise contributes to our competitive advantage with a differentiated technology approach.

We are both a Microsoft Certified Developer as well as a Microsoft Certified Solutions Provider. These designations provide us early access to Microsoft technology and the opportunity to develop products more quickly and which effectively interoperate with Microsoft products.

Research and development expenses were $13.2 million, $12.4 million and $12.9 million in 2006, 2005 and 2004, respectively. Our research and development group is structured as technical teams, each of which follows formal processes for enhancements, release management, technical reviews and quality assurance. In 2006, our research and development costs as a percentage of total revenues were approximately 16%. We continue to make research and development a priority in our business in order to remain on the forefront of innovation. Our research and development expenses as a percentage of total revenues historically has been higher than most of our competitors.

Customer Support and Services

We recognize the importance of offering quality service and support to our partners and customers. Our partners provide valuable initial support and services to many of our customers. We provide a wide range of services and support to both partners and customers including worldwide support services, educational services, and professional services. These services are described in more detail in the following sections.

Support Services

Our Support Services team offers global technical support for our partners and customers 24 hours a day, seven days a week by phone, fax, e-mail and from our Web site. We have support centers at our world headquarters in Indianapolis, Indiana, and in the United Kingdom and Malaysia, and we have other secondary support resources in California, Virginia, Netherlands, Australia, Japan and Korea. We utilize our CIC products, leveraged with technologies such as knowledge base, CRM and the Web, to maximize the effectiveness of our support services. Our Support Services team is divided into regions that align with our worldwide sales teams. Interactions are routed to the respective region based on the customer location. This enables our team to know their customers better and offer a higher level of support. The engineers on our Support Services team are also specialists. They focus their efforts on very specific areas of our offerings, allowing them to develop a deeper knowledge set. We use Interaction Director to route incidents globally in a “follow-the-sun” manner. With our growing base of strategic partners and end customers, we now offer a Managed Care Program where our Support Services team provides not only off-site support but also day-to-day support on-site within our customers’ locations.

Educational Services

Our Educational Services team provides technical certification and advanced instruction through on-site courses, classroom presentations, and Web-based training. This team develops and maintains course curriculum for formal certification programs such as sales, product installation, troubleshooting, system administration and custom design. Web-based training courses offer enhanced topics such as reporting, system administration, and computer-based user training. All of our partners are required to maintain updated certifications to license and support our products. Classes are also offered to all of our end customers to encourage the most effective use of the applications. We have moved our classroom sessions to a VoIP structure and focused our education resources on the IP- based Interaction Center. This enables our partners and our end customers to build a deeper understanding of the networking infrastructure and telephony technology of the future.

Professional Services

Our Professional Services team offers project management, implementation services and pre-defined add-on integration packages. This team handles strategic accounts and enhances partner expertise on advanced offerings such as predictive dialing, speech recognition and third-party CRM integrations. A series of packaged customer solutions are available from this group, such as integration to SAP, Siebel, and Microsoft MS-CRM. These solutions allow partners to quickly install sophisticated applications for customers. This team works closely with our new partners as they implement our products at their sites. The Professional Services team is involved with the early release of products to assist in new release implementations. We are investing in this team as we provide more consultative services and implementation services for strategic customers globally.

-back to table of contents-

Global Distribution and Sales

In 2006, we formed a Partner Program team. Team members have extensive channel experience in the roles of Program Managers, Channel Sales Manager/Territory Managers, regional Channel Enablement Managers, Licensing Specialists and other roles related to sales, support services and education/certification.

Within our program framework, our principal partner level designations include:

•
Master Distributors who are partners with an existing channel that is staffed with the resources to provide sales, implementation services, support and bundled solutions (hardware and software) to our Elite and Premier level partners (as described below) and their customers. Master Distributors identify prospective Elite and Premier partners and assist in promoting our partner programs. Requirements of this partner level include call center expertise and focus, expertise in voice/convergence, solution selling, an enterprise and telephony experienced sales force with Microsoft competencies and a large existing installed base of customers. Master Distributors provide support services to Premier and Elite partners and have a strong regional presence with dedicated local and/or regional sales and technical resources.

•
Referral Agents who generate leads and are compensated for each qualified lead that results in an order. Partners at this level can earn referral fees for identifying potential leads and are not required to earn technical certifications. Referral Agents can transition to the Premier Partner designation by completing sales training and investing in the Premier level’s required demonstration/internal use Interaction Center communications system.

•
Premier Partners focus on marketing and sales and receive product training along with marketing and business development support. Premier partners are required to be sales certified, which requires taking certain  sales courses that we offer and successfully passing a sales examination administered by us. We assign a Channel Sales Manager/Territory Manager to each Premier Partner to provide ongoing assistance. The Premier Partner level permits partners to grow their customer base while providing the framework to earn technical certification, build a service and support practice for our products, and ultimately move to the Elite Partner level where revenues and margin potentials are much greater.

•
Elite Partners provide full-scale marketing, sales, services and support for one or more of our products. By acquiring requisite sales, technical and support certifications, Elite Partners earn the highest margins possible through implementation, support and other services in addition to sales. We also assign a Channel Sales Manager/Territory Manager to each Elite Partner for continuous oversight. Elite Partners also receive all marketing and business development advantages of the Partner Enablement Program. Elite Partner candidates can begin at the Elite level by obtaining all appropriate sales and technical certifications, or can migrate from the Premier Partner designation by satisfying Elite-level certification requirements.

As of December 31, 2006 we maintained a global channel network of more than 250 partners with a presence in over 70 countries. For the growing VoIP and IP telephony market, our distribution channel is anchored by knowledgeable and experienced “converged” partners who understand voice and data networking, and who bring maturity to our solutions. We continue to expand this partner network to cover new geographic and product markets worldwide.

In the Americas, we license and distribute mainly through our partners. However, in the United States and Canada we also maintain certain direct customers, primarily to major corporations or in areas lacking adequate partner relationships. In such cases, we utilize our Territory Managers, supplemented by lead generation and inside sales groups that generate potential opportunities. In Europe, the Middle East and Africa (“EMEA”) and Asia/Pacific (“APAC”), we license and distribute our solutions through a joint strategy between our Master Distributors and partners at the Elite and Premier Partner levels. Our EMEA corporate headquarters are located near London, England and our APAC corporate headquarters are located in Kuala Lumpur, Malaysia.

We have a Channel Ready Team that extends beyond the software aspects of our solution to the hardware. The Channel Ready team takes the final product and then produces an image that enables the partner to install faster and easier, back-up and recover for normal maintenance, and reduce the cost of on-going support. The Channel Ready team works with hardware providers globally and has built relationships that enable us to provide a full solution for our partners. This team also develops appliances that use our software, such as the Interaction Media Server and Interaction Gateway.

We have a Technical Sales Team that is responsible for our demonstration facilities. All partners have access to these systems for live demonstrations to customers globally. This team assists with the marketing efforts and presentations at events such as our partner conference and end user conferences. The Technical Sales team is also responsible for building and maintaining demonstration scripts and providing training to partners and internal sales teams.

-back to table of contents-

Marketing

Our marketing team is organized by four departments: Product Management, Product Marketing, Market Communications and Corporate Marketing.

The Product Management team is responsible for coordinating activities with our development teams to define product requirements and to manage the process for market requirements, product development approvals, release scheduling and beta test coordination. This Product Management team oversees the product management process from product concept through the end of the beta test cycle.

Members of the Product Marketing team focus on the marketing and promotion of our products to customers, prospective customers and partners as well as to industry analysts. Their responsibilities include product promotional activities, pricing definitions, market positioning of new and updated products, and other product-related events and actions.

The Market Communications team manages media and industry analyst relations, accomplished primarily through regularly scheduled briefings with magazine editors and industry analysts and by participating in various media events such as tradeshows and seminars.

The Corporate Marketing team handles all brand awareness and lead-generation activities including tradeshows, seminars, and Web-based marketing programs. This team leverages local and regional seminars with strategic partners such as Intel, Microsoft and Polycom to generate qualified leads for partners as well as Territory Managers and Channel Sales Managers. The Corporate Marketing team additionally organizes our annual User Forum customer conference and Partner Conferences.

Customers and Geographic Areas of Operations

As of December 31, 2006, we had licensed our products to more than 2,500 active customers in North America, Europe, the Asia/Pacific region, Central and South America and South Africa. No customer or partner accounted for 10% or more of our revenues in 2006, 2005 or 2004.

See Note 11 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for financial information about each of the geographic areas in which we operate.

Competition

The markets for our application-based solutions are highly competitive. Our competition varies depending on the different market segments in which we license our software applications: Contact Centers, Enterprise IP Telephony, Enterprise Messaging, and Self-Service Automation. In the contact center sector our main competitors are Aspect Software, (formerly Aspect Communications Corporation), Avaya, Cisco and Nortel. Significant enterprise IP telephony competitors include 3Com, Alcatel, Avaya, Cisco, Nortel, Siemens AG and ShoreTel, Inc. For enterprise messaging we compete mainly with Avaya, Cisco and Nortel. And in the markets for self-service automation and IVR, our competitors are primarily Avaya, Edify Corporation, Intervoice, Inc. and Nortel. We also compete with many other established and recent entrants in each marketplace.

Intellectual Property and Other Proprietary Rights

To protect our proprietary rights, we rely primarily on a combination of:

•	copyright, patent, trade secret and trademark laws;
•	confidentiality agreements with employees and third parties; and
•	protective contractual provisions such as those contained in license and other agreements with consultants, suppliers, strategic partners and customers.

As of December 31, 2006, we and our subsidiaries held 11 patents and have filed other patent applications relating to technology embodied in our software products. In addition, we and our subsidiaries hold 21 United States and 46 foreign trademark registrations and have numerous other trademark applications pending worldwide, as well as having common law rights in other trademarks and service marks. We and our subsidiaries also hold 13 registered copyrights and have numerous other applications pending.

-back to table of contents-

Employees

As of February 28, 2007, we had 515 employees worldwide, including 130 in research and development, 152 in client services, 146 in sales and marketing and 87 in administration. Our future performance depends in significant part upon the continued service of our key sales, marketing, technical and senior management personnel and our continuing ability to attract and retain highly qualified personnel. Competition for these personnel is intense and we may not be successful in attracting or retaining these personnel in the future.

We believe that we have a corporate culture that attracts highly qualified and motivated employees. We emphasize teamwork, flexible work arrangements, local decision-making and open communications. Many employees have been granted stock options. None of our employees are represented by a labor union. We have not experienced any work stoppages. We consider our relations with our current employees to be good.

-back to table of contents-

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

The Overall Economic Climate May Weaken Which Could Result in Decreased Demand for Our Products and Lower Revenues

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

We May Not Sustain Profitability

We have been profitable for the past three calendar years. Prior to 2004, we historically incurred losses and may do so again in the future. At December 31, 2006 and 2005, we had accumulated net losses since inception of $48.4 million and $58.2 million, respectively. We intend to continue to make significant investments in our research and development, marketing, services, and sales operations. In addition, as discussed in Note 6 of Notes to Consolidated Financial Statements, we adopted Financial Accounting Standards Board (the “FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) on January 1, 2006, which has had a material adverse effect on our operating results. Some or all of the items discussed above may result in net operating losses and/or negative cash flow from operations in future quarters.

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

Because we do not know if or when our partners and current or potential customers will place orders and finalize licenses, and because it is difficult to predict the mix of annually renewable licenses and perpetual licenses in a quarter, we cannot always accurately forecast our licensing activity, our revenues and our operating results for future quarters. We recognize revenues from different licenses over different periods depending on the satisfaction of the requirements of relevant accounting literature, including American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, Statement of Position 98-9, Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, and all related AICPA Technical Practice Aids (5100.38 - 5100.76). As a result, our quarterly revenues and operating results depend on many factors, including the type of license, the size, quantity and timing of orders received for our products during each quarter, the delivery of the related software or hardware and our expectations regarding collection. If a large number of orders or several large orders do not occur or are deferred or delayed, our revenues in a quarter could be substantially reduced. This risk is heightened by the significant investment and executive level decision-making typically involved in our customers’ decisions to license our products. Since a large portion of our operating expenses, including salaries and rent, is fixed and difficult to reduce or modify in a short time period, our business, financial condition or results of operations could be materially adversely affected if revenues do not meet our expectations.

Our limited number of products, changes in pricing policies, the timing of development completion, and announcement and sale of new or upgraded versions of our products are some of the additional factors that could cause our revenues and operating results to vary significantly from period to period.

-back to table of contents-

We Have a Lengthy Product Sales Cycle Which Has Contributed and May Continue to Contribute to the Variability of Quarterly Operating Results

We have generally experienced a lengthy initial sales cycle, averaging approximately six to nine months. The lengthy sales cycle is one of the factors that has caused, and may in the future continue to cause, our product revenues and operating results to vary significantly from quarter to quarter, which could affect the market price of our common stock. The lengthy sales cycle also makes it difficult for us to forecast product license revenues. Because of the unique characteristics of our products and our prospective customers’ internal evaluation processes, decisions to license our products often require significant time and executive-level decision making. We believe that many companies currently are not aware of the benefits of interaction management software of the type that we license or of our products and capabilities. For this reason, we must provide a significant level of education to prospective customers about the use and benefits of our products, which can cause potential customers to take many months to make these decisions. As a result, sales cycles for customer orders vary substantially from customer to customer. Excessive delay in product sales could materially adversely affect our business, financial condition or results of operations.

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

Our Inability to Successfully Manage Our Increasingly Complex Third Party Relationships Could Adversely Affect Us

As the complexity of our product technology and our partner and other third party relationships have increased, the management of those relationships and the negotiation of contractual terms sufficient to protect our rights and limit our potential liabilities have become more complicated, and we expect this trend to continue in the future. In addition, because we now offer, through suppliers, a whole product solution, this has added complexity to those third party relationships. As a result, our inability to successfully manage these relationships or negotiate sufficient contractual terms could have a material adverse effect on us.

Our Inability to Source Hardware Could Harm Our Business

For certain of our orders, we supply hardware to support the implementation of our software. We are dependent on third parties for the supply of hardware components to our customers. If these hardware distributors experience financial, operational or quality assurance difficulties, or if there is any other disruption in our relationships, we may be required to locate alternative hardware sources. We are also subject to the following risks related to our hardware distribution system:

•	cancellations of orders due to unavailability of hardware;

•	increased hardware prices, which may reduce our gross profit or make our products less price competitive; and

•	additional development expense to modify our products to work with new hardware configurations.

We cannot assure you that we would be able to locate alternative hardware sources in a timely manner, on terms favorable to us, or at all. Even if we and/or our distributors are successful in locating alternative sources of supply, alternative suppliers could increase prices significantly. In addition, alternative components may malfunction or interact with existing components in unexpected ways. The use of new suppliers and the modification of our products to function with new systems would require testing and may require further modifications, which may result in additional expense, diversion of management attention and other resources, inability to fulfill customer orders or delay in fulfillment, reduction in quality and reliability, customer dissatisfaction, and other adverse effects on our reputation, business and operating results.

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

-back to table of contents-

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

We May Not be Able to Grow Our Business If We Do Not Maintain Successful Relationships With Our Partners and Continue to Recruit and Develop Additional Successful Partners

Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our existing and future partners and in recruiting and training additional partners. We rely primarily on partners to market and support our products and plan on continuing to rely heavily on such partners in the future. We are still expanding our partner and distribution networks and may be unable to attract additional partners with both voice and data expertise or appropriate partners that will be able to market our products effectively and that will be qualified to provide timely and cost-effective customer support and service. We generally do not have long-term or exclusive agreements with our partners, and the loss of specific larger partners or a significant number of partners could materially adversely affect our business, financial condition or results of operations.

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

A Decline in Market Acceptance for Microsoft Technologies on Which Our Products Rely Could Have a Material Adverse Affect on Us

Our products currently run only on Microsoft Windows operating systems. A decline in market acceptance for Microsoft technologies or the increased acceptance of other server technologies could cause us to incur significant development costs and could have a material adverse effect on our ability to market our current products. Although we believe that Microsoft technologies will continue to be widely used by businesses, we cannot assure you that businesses will adopt these technologies as anticipated or will not in the future migrate to other computing technologies that we do not currently support. In addition, our products and technologies must continue to be compatible with new developments in Microsoft technologies. We cannot assure you that we can maintain that compatibility or that we will not incur significant expenses in connection therewith.

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

-back to table of contents-

If Our Customers Do Not Perceive Our Products or the Related Services Provided by Us or Our Partners to Be Effective or of High Quality, Our Brand and Name Recognition Will Suffer

We believe that establishing and maintaining brand and name recognition is critical for attracting, retaining and expanding customers in our target markets. We also believe that the importance of reputation and name recognition will increase as competition in our market increases. Promotion and enhancement of our name will depend on the effectiveness of our marketing and advertising efforts and on our success in providing high-quality products and related services, neither of which can be assured. If our customers do not perceive our products or related services to be effective or of high quality, our brand and name recognition would suffer which could have a material adverse effect on our business, financial condition or results of operations.

We May Not Be Able to Protect Our Proprietary Rights Adequately, Which Could Allow Third Parties to Copy or Otherwise Obtain and Use Our Technology Without Authorization

We regard our software products as proprietary. In an effort to protect our proprietary rights, we rely primarily on a combination of copyright, trademark and trade secret laws, as well as patents, licensing and other agreements with consultants, suppliers, partners and customers, and employee and third-party non-disclosure agreements. These laws and agreements provide only limited protection of our proprietary rights. It may be possible for a third party to copy or otherwise obtain and use our technology without authorization. A third party could also develop similar technology independently. In addition, the laws of some countries in which we license our products do not protect our software and intellectual property rights to the same extent as the laws of the United States. Unauthorized copying, use or reverse engineering of our products could materially adversely affect our business, results of operations or financial condition.

Certain Provisions in Agreements That We Have Entered Into May Expose Us to Liability for Breach That Is Not Limited In Amount By the Terms of the Contract

Certain contract provisions, principally confidentiality and indemnification obligations in certain of our license agreements, could expose us to risks of loss that, in some cases, are not limited by contract to a specified maximum amount. If we fail to perform to the standards required by these contracts, we could be subject to additional liability and our business, financial condition and results of operations could be materially and adversely affected.

Termination of Certain Third Party Licenses for Technology Embedded in Our Products Could Adversely Affect Us

We license from third parties technology that is embedded in our products. Some of these third parties that license technology to us are our competitors, or could become competitive with us in the future. Certain license agreements permit either party to terminate all or a portion of the license without cause at any time. Further, some of the license agreements provide that upon acquisition of us by certain other third parties, we would have to pay a significant fee to continue the license. If one or more of these licenses terminates or cannot be renewed on satisfactory terms, we would have to modify our affected products to use alternative technology, which may not be available, or eliminate the affected product function, either of which could have a material adverse effect on us.

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

-back to table of contents-

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

Our International Operations Involve Financial and Operational Risks Which May Adversely Affect Our Business and Operating Results

Our international operations require significant management attention and financial resources to establish and operate, including hiring appropriate personnel and recruiting effective international partners. Non-North American revenues accounted for 25%, 24% and 22% of our total revenues for the years ended December 31, 2006, 2005 and 2004, respectively. We have marketing efforts in the Americas, EMEA and APAC. We intend to continue to emphasize our international operations and we may enter additional international markets. Revenues from international operations may be inadequate to cover the expenses of those operations. In addition to foreign currency fluctuation risks, other risks inherent in our international business activities may include the following:

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

-back to table of contents-

Fluctuations in the Value of Foreign Currencies Could Result in Losses

Our international revenues are generally denominated in United States dollars with the exception of some European partners and customers located in countries that have adopted the Euro as their official currency. Our international expenses are generally denominated in local foreign currencies. Although foreign currency translation gains and losses have been immaterial to date, fluctuations in exchange rates between the United States dollar and other currencies could have a material adverse effect on our business, financial condition or results of operations, and particularly on our operating margins. To date, we have not sought to actively hedge the risks associated with fluctuations in exchange rates, but we may more actively undertake to do so in the future. Any hedging techniques we implement in the future may not be successful. Exchange rate fluctuations could also make our products more expensive than competitive products not subject to these fluctuations, which could adversely affect our revenues and profitability in international markets.

If We Are Unable to Maintain the Compatibility of Our Software With Certain Other Products and Technologies, Our Future Business Would be Adversely Affected

Our software must integrate with software and hardware solutions provided by a number of our existing and potential competitors. For example, our products must integrate with phone switches made by the telephone switch vendors and computer telephony software applications offered by other software providers. These competitors or their business partners could alter their products so that our software no longer integrates well with them, or they could delay or deny our access to software releases that allow us to timely adapt our software to integrate with their products. If we cannot adapt our software to changes in necessary technology, it may significantly impair our ability to compete effectively, particularly if our software must integrate with the software and hardware solutions of our competitors.

Our Products Could Have Defects for Which We Are Potentially Liable and Which Could Result in Loss of Revenue, Increased Costs, Loss of Our Credibility, Harm Our Reputation or Delay in Acceptance of Our Products in the Market

Our products, including components supplied by others, may contain errors or defects, especially when first introduced or when new versions are released. Despite internal product testing, we have in the past discovered software errors in some of our products after their introduction. Errors in new products or releases could be found after commencement of commercial shipments, and this could result in additional development costs, diversion of technical and other resources from our other development efforts, or the loss of credibility with current or future customers. This could result in a loss of revenue or delay in market acceptance of our products, which could have a material adverse effect on our business, financial condition or results of operations.

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

Our software runs on a Windows 2000 or Windows 2003 server and for telephone call processing uses voice processing boards or third party VoIP media processing software such as Intel HMP software. Our server software also operates in a complex network environment with database servers, email servers and other third party systems. Because of this complexity, our software may be more prone to performance interruptions for our customers than traditional hardware-based products. Performance interruptions at our customer sites, many of which currently do not have back-up systems, could affect demand for our products or give rise to claims against us.

If We Do Not Provide Installation Services or Training Courses Effectively and Efficiently, Our Partners and End Customers May Not Use Our Installation Services, May Not Attend Our Training Courses or May Stop Using Our Software

Our partners and end customers ordinarily purchase installation, training and maintenance services together with our products. The functionality of our products is not dependent on our installation and training services. We believe that the speed and quality of installation services are competitive factors in our industry. If our installation services are not satisfactory, our partners and end customers may choose not to use our installation services, or attend our training courses or may not license our software in the future. As a result, we would lose product licensing and services revenue, and it could harm our reputation. In addition, our revenues realized from the performance of maintenance services are material to our operating results, and a failure to provide adequate maintenance support to our partners and end customers would result in reduced maintenance revenues and have an adverse effect on our operating results.

-back to table of contents-

We May Not Be Able to Obtain Adequate Financing to Implement Our Strategy and Any Equity Financing Would Dilute Our Existing Shareholders

Successful implementation of our strategy may require continued access to capital. If we do not generate sufficient cash from operations, our growth could be limited unless we are able to obtain capital through additional debt or equity financings. We cannot assure you that debt or equity financings will be available as required for acquisitions or other needs. Even if financing is available, it may not be on terms that are favorable to us or sufficient for our needs. If we are unable to obtain sufficient financing, we may be unable to fully implement our growth strategy. In addition, if we complete an equity financing, the issuance of shares of our common stock would dilute your ownership interest in our company.

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

In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many technology companies, including us. These price and volume fluctuations often have been unrelated to the operating performance of the affected companies. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has sometimes been instituted against that company. This type of litigation, regardless of the outcome, could result in substantial costs and a diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition or results of operations.

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

Regulatory Changes Made to Generally Accepted Accounting Principles, Tax Accounting Principles or Corporate Governance Matters May Impact Our Business

Revisions to generally accepted accounting principles will require us to review our accounting and financial reporting procedures in order to ensure continued compliance with required policies. From time to time, such changes may have a short-term impact on our reporting, and these changes may impact market perception of our financial condition. In addition, legislative changes, and the perception these changes create, can have a material, adverse effect on our business. For example:

•	the requirement to implement SFAS 123R beginning with fiscal 2006 has had and will have a material adverse effect on our operating results in future periods;

•	legislation, such as the Sarbanes-Oxley 404 regulations, may lead to an increase in our costs related to audits in particular and regulatory compliance generally; and

•	changes in the legal climate may lead to additional liability concerns which may result in increased insurance costs.

-back to table of contents-

We are Required to Recognize Stock-Based Compensation Expense Related to Employee Stock Options, and There is No Assurance that the Expense that We are Required to Recognize is Indicative of the Accurate Value of Our Share-Based Payment Awards, and the Recognition of this Expense Could Cause the Trading Price of Our Common Stock to Decline

The application of SFAS 123R requires the use of an option-pricing model to determine the fair value of share-based payment awards on the day they are granted. As a result of adopting SFAS 123R, beginning with fiscal 2006, our earnings were lower than they would have been had we not been required to adopt SFAS 123R. This will continue to be the case for future periods as long as we have either new grants or unvested stock-based payment awards. We cannot predict the effect that this adverse impact on our reported operating results will have on the trading price of our common stock.

This determination of fair value is affected by our stock price as well as a number of assumptions regarding a number of highly complex and subjective variables. If factors change and we use different assumptions for estimating stock-based compensation expense in future periods, stock-based compensation expense may differ materially in the future from that recorded in 2006. Although the fair value of employee stock options is determined in accordance with SFAS 123R and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer and willing seller market transaction.

Failure to Maintain Effective Internal Controls in Accordance with Section 404 of the Sarbanes-Oxley Act of 2002 Could Have a Material Adverse Effect on Our Business, Operating Results and Stock Price

The Sarbanes-Oxley Act of 2002 imposes certain duties on us and our executives and directors. We are also required to comply with the internal control over financial reporting requirements of Section 404 of the Sarbanes-Oxley Act as of December 31, 2006. Our efforts to comply with the requirements of Section 404 have resulted in increased general and administrative expense and a diversion of management time and attention from revenue-generating activities to compliance activities, and we expect these efforts to require the continued commitment of significant resources.

If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. Failure to maintain effective internal control over financial reporting could result in investigation and/or sanctions by regulatory authorities, and could have a material adverse effect on our business and operating results, investor confidence in our reported financial information, and the market price of our common stock.

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

-back to table of contents-

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our corporate headquarters are located in a 120,000 square foot office building in Indianapolis, Indiana. We lease the building and as of December 31, 2006, the lease required payments of $27.5 million over the remaining term of the lease, which expires on March 31, 2018. On March 1, 2005, we sub-leased 8,980 square feet of our headquarters building and on January 30, 2006, we sub-leased an additional 3,000 square feet of our headquarters building to the same tenant. The total remaining sublease payments as of December 31, 2006 are approximately $231,000. The term of the sublease expires on February 29, 2008.

In September 2006, we opened a new 3,700 square foot office in Irvine, California (“Irvine Office”). In addition, in October 2006, we also opened a new 4,200 square foot eastern regional office in Herndon, Virginia (“Herndon Office”) and leased 31,000 square feet of office space for a satellite office near our corporate headquarters (“Satellite Office”). The term of the Irvine Office lease expires on June 30, 2009, and the original term of the Herndon Office lease expires September 30, 2009 and includes an option to renew for three additional years. The term of the Satellite Office lease expires July 30, 2008. The Irvine Office and Herndon Office provide customers and partners better access to service, sales support and education for our software solutions. We also relocated our United Kingdom headquarters near London to a larger, leased office in December 2006 and have plans to expand our Amsterdam sales and support office later in 2007.

We also lease space for our various sales, services and development offices located throughout the United States and in many of the international markets that we serve. All of these leases are short-term leases.

We believe that all of our facilities, including our corporate headquarters and regional headquarters, are adequate and well suited to our business. We are reviewing space alternatives to ensure we have adequate room for growth in the future.

ITEM 3.	LEGAL PROCEEDINGS.

The information set forth in Note 12 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

-back to table of contents-

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on The NASDAQ Stock Market under the symbol “ININ”. The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share of our common stock as reported by The NASDAQ Stock Market:

2006 Quarter Ended:	High	Low
March 31	$9.90	$4.65
June 30	15.07	8.52
September 30	16.74	10.38
December 31	22.56	11.10

2005 Quarter Ended:
March 31	$5.24	$4.00
June 30	5.60	3.70
September 30	7.81	5.00
December 31	6.70	4.17

As of February 28, 2007, we had 141 shareholders of record of our common stock.

We have never declared or paid cash dividends on our capital common stock and do not expect to declare or pay any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and to expand our business. Any future determination to declare or pay cash dividends will be at the discretion of the Board of Directors and will depend upon our financial condition, operating results, capital requirements and other factors the Board of Directors deems relevant.

The remaining information required by this Item concerning securities authorized for issuance under our equity compensation plans is set forth in or incorporated by reference into Part III, Item 12 of this Annual Report on Form 10-K.

We did not repurchase any of our equity securities during 2006.

-back to table of contents-

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected consolidated financial data is qualified in its entirety by, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the Notes thereto contained in Items 7 and 8, respectively, in this Annual Report on Form 10-K.

Consolidated Statements of Operations Data:

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share amounts)
Revenues:
Product	$43,197	$33,296	$28,187	$26,347	$28,492
Services	40,023	29,641	26,932	25,165	19,314
Total revenues	83,220	62,937	55,119	51,512	47,806
Cost of revenues:
Product	9,318	4,661	2,399	1,208	1,147
Services	15,150	11,025	10,756	12,433	11,962
Total cost of revenues	24,468	15,686	13,155	13,641	13,109
Gross profit	58,752	47,251	41,964	37,871	34,697
Operating expenses:
Sales and marketing	29,607	24,149	20,492	20,663	21,001
Research and development	13,176	12,383	12,858	13,473	15,142
General and administrative	10,992	8,327	7,530	6,113	5,637
Restructuring and other charges	--	--	101	3,436	774
Total operating expenses	53,775	44,859	40,981	43,685	42,554
Operating income (loss)	4,977	2,392	983	(5,814)	(7,857)
Other income (expense):
Interest income, net	694	269	125	163	412
Other income (expense), net	(94)	(288)	70	(7)	10
Total other income (expense)	600	(19)	195	156	422
Income (loss) before income taxes	5,577	2,373	1,178	(5,658)	(7,435)
Income tax benefit (expense)	4,671	(265)	(138)	(211)	(230)
Net income (loss)	$10,248	$2,108	$1,040	$(5,869)	$(7,665)

Net income (loss) per share:
Basic	$0.62	$0.13	$0.07	$(0.38)	$(0.50)
Diluted	0.56	0.13	0.06	(0.38)	(0.50)

Shares used to compute net income (loss) per share:
Basic	16,553	16,020	15,857	15,627	15,423
Diluted	18,383	16,754	16,605	15,627	15,423

Consolidated Balance Sheet Data:

	December 31,
	2006	2005	2004	2003	2002
	($ in thousands)
Cash, cash equivalents and short-term investments	$27,086	$15,127	$14,603	$15,469	$15,244
Working capital	14,449	3,177	347	(2,667)	352
Total assets	66,775	38,398	32,498	33,259	35,166
Total shareholders’ equity	24,278	7,793	5,036	3,791	8,984

-back to table of contents-

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide investors with an understanding of the Company’s past performance, its financial condition and its prospects and should be read in conjunction with other sections of this Form 10-K, including Part I, “Item 1: Business”; Part II, “Item 6: Selected Financial Data”; and Part II, “Item 8: Financial Statements and Supplementary Data”. Investors should carefully review the information contained in this report under Part I, “Item 1A: Risk Factors”. The following will be discussed and analyzed:

•	Overview

•	Business Strategy

•	Critical Accounting Policies and Estimates

•	Financial Highlights

•	Historical Results of Operations

•	Liquidity and Capital Resources

Overview

Interactive Intelligence, Inc. (“Interactive Intelligence”, “we”, “us” or “our”) was formed in 1994 as an Indiana corporation and maintains its world headquarters and executive offices at 7601 Interactive Way, Indianapolis, IN 46278. Our telephone number is 317-872-3000. We are located on the Web at http://www.inin.com. Our periodic and current reports and all amendments to those reports required to be filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the investor relations page located on our Website.

We are a leading provider of software applications for contact centers and we are leveraging that leadership position to provide mission critical VoIP applications to enterprises. Our solutions are utilized in contact centers of teleservices firms, international corporations, public agencies, telecommunications companies, distributed organizations, government and commercial enterprises, and increasingly for the remote and mobile workforce. We also offer the only pre-integrated all-software IP PBX, a phone and communications solution for mid-sized enterprises that relies on the Microsoft platform. Among the key vertical markets we serve are higher education, financial services, legal services, and hosted notification services for commerce and healthcare. We offer innovative software products and services for multi-channel contact management, business communications, messaging and SIP-supported VoIP. Our application-based solutions are built to integrate with a single pre-integrated platform that scales to thousands of users, and are developed to satisfy today’s diverse interaction needs in markets for:

•	Contact Centers

•	Enterprise IP Telephony

•	Unified Communications

•	Self-Service Automation

By implementing our all-in-one solutions, businesses are able to unify communications, enhance workforce effectiveness and productivity, and readily adapt to constantly changing market and customer requirements. Moreover, organizations in every industry are able to reduce the cost and complexity of traditional “multi-point” legacy communications hardware systems that are seldom fully integrated.

-back to table of contents-

Business Strategy

In the coming year, we fully intend to leverage our leadership position in the contact center marketplace to expand our multi-channel IP telephony solutions into the enterprise market segment. Our strategy for achieving this mission is:

1.	Innovation;

2.	Expand in the IP PBX Market;

3.	Promote Our Services Offerings;

4.	Leverage Industry-Specific Solutions and Go “Up-Market”;

5.	Go “Up-Market” in Both the Contact Center and Enterprise Telephony Markets through Increased Scalability and Reliability;

6.	Add New Products to Our Lineup; and

7.	Improve our Global Partner Network and Better Target Our Marketing Efforts.

Critical Accounting Policies and Estimates

We believe the accounting policies listed below are important to understanding our historical and future performance, as these policies affect the reported amounts of revenues and income and are the more significant areas involving management’s judgments and estimates. These policies, and our procedures related to these policies, are described below. See also Note 2 of Notes to Consolidated Financial Statements for a further summary of our other significant accounting policies.

Sources of Revenues and Revenue Recognition Policy

We generate product revenues from (i) licensing the right to use our software applications and in certain instances providing hardware as a component of our solution and (ii) services revenues primarily from annual support fees, annual renewal fees, professional services and educational services. Both of these sources of revenues are critical to our financial statements because of their materiality to our statements as a whole and because of the judgment required in determining if revenue recognition criteria have been met.

Product revenues

Our license agreements are either perpetual or annually renewable. For any revenues to be recognized from a license agreement, the following criteria must be met:

•	Persuasive evidence of an arrangement exists;

•	The fee is fixed or determinable;

•	Collection is probable; and

•	Delivery has occurred.

For a perpetual license agreement, upon meeting the revenue recognition criteria above, we immediately recognize as product revenues the amount of initial license fees if sufficient vendor specific objective evidence of fair value (“VSOE”) exists to support allocating a portion of the total fee to the undelivered elements of the arrangement. If sufficient vendor specific objective evidence of the fair value of the undelivered elements does not exist, we recognize the initial license fee as product revenues ratably over the initial term of the support agreement once support is the only undelivered element. The support period is generally 12 months but may be up to 18 months for initial orders because support begins when the licenses are downloaded, when support commences, or no more than six months following the contract date. The Company determines VSOE of support in perpetual agreements based on substantive renewal rates the customer must pay to renew the support. The VSOE of other services is based on amounts charged when the services are sold in stand-alone sales.

For an annually renewable license agreement, which includes bundled support, upon meeting the revenue recognition criteria above, we recognize a majority of the initial license fees under these agreements as product revenues ratably over the initial license period, which is generally 12 months, and the remainder of the initial license fees are recognized as services revenues over the same time period.

We recognize revenues related to any hardware sales when the hardware is delivered and all other criteria are met.

-back to table of contents-

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

We also generate revenues from other services that we provide to our partners and customers. These additional revenues include fees for professional services and educational services. Revenues from professional services, which include implementing our products for a customer and educational services, which consist of training courses for resellers and customers, are recognized as the related services are performed.

Stock-Based Compensation Expense

   In December 2004, the FASB issued SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors under our stock option plans, based on fair values. We adopted SFAS 123R on January 1, 2006, which supersedes our previous accounting under Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”). In addition, in March 2005, the SEC issued SAB No. 107 relating to SFAS 123R, which we utilized in our adoption of SFAS 123R.

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year. Our consolidated financial statements for all periods beginning January 1, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, as permitted by the standard, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

During 2006, with the adoption of SFAS 123R, we continued to use the Black-Scholes option-pricing model as our method of valuation for share-based payment awards. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards and an expected risk-free rate of return. If factors change and we use different assumptions for estimating stock-based compensation expense in future periods, stock-based compensation expense may differ materially in the future from that recorded in the current period.

For additional information, refer to Note 6 of Notes to the Consolidated Financial Statements. Stock-based compensation expense for employee and director stock options recognized under SFAS 123R for the year ended December 31, 2006 was $2.1 million.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), establishes financial accounting and reporting standards for the effect of income taxes. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, or cash flows.

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

At December 31, 2006, we had $44.1 million of tax net operating loss carry-forwards and $4.7 million in tax credit carry-forwards. During the third quarter of 2006, we recorded a tax benefit of $5.0 million to reduce the valuation allowance for the deferred tax assets. We will continue to evaluate the valuation allowance in accordance with the requirements of SFAS 109.

-back to table of contents-

Allowance for Doubtful Accounts Receivable

We record bad debt expense based on a percentage of revenue reported each period. We then review the allowance for doubtful accounts for each reporting period based on a detailed analysis of our accounts receivable to determine that the amount of the allowance for doubtful accounts receivable is appropriately stated at the end of that period. In the analysis of accounts receivable, we primarily consider the age of the partner’s or customer’s receivable and also consider the creditworthiness of the partner or customer, the economic conditions of the customer’s industry, and general economic conditions, among other factors. If payment is not made timely, we contact the customer or partner to try to obtain payment. If this is not successful, we institute other collection practices such as generating collection letters, involving our sales representatives and ultimately terminating the customer’s or partner’s access to future upgrades, licenses and customer support. Once all collection efforts are exhausted, the receivable is written off against the allowance for doubtful accounts.

Research and Development

For the years ending December 31, 2006, 2005 and 2004, all research and development expenditures have been expensed as incurred. Based on our product development process and technological feasibility, the date at which capitalization of development costs may begin is established upon completion of a working model. Costs incurred between completion of the working model and the point at which the product is ready for general release have been insignificant.

Legal Proceedings

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

-back to table of contents-

Financial Highlights

In the initial years after we began licensing our software applications in 1997, our revenue growth was substantial. From 2002 to 2004, we experienced the impact of a decrease in worldwide spending on technology, and as a result our product revenue growth decreased from amounts reported in prior periods. Although revenue did begin to increase in 2003, the revenue growth in 2003 was due to growth in our services revenues mainly as a result of our growing customer base renewing their maintenance licenses. In addition, in 2004 we began offering perpetual licenses to our new customers, which can accelerate the recognition of revenues when compared to how revenues would have been recognized under annually renewable licenses. In 2005, particularly in the fourth quarter, we began to see a significant increase in product revenues. In 2005, services revenues grew 10% over 2004 and product revenues increased 18% over 2004. The growth in product revenues in 2005 was due to an increase in new and existing customers licensing our software applications and inclusion of hardware as part of our IP PBX. In 2006, we saw substantial revenue growth in all areas of our business and increasingly each quarter of the year. Our contact center solution continued gaining share in the fast-growing IP telephony market. We also generated increased orders in the enterprise IP PBX market. During 2006, our services revenues increased by 35% over 2005. This increase was the result of our growing installed customer base, an increase in the number of partners and customers that attend our training courses and an increase in the professional services that we provide with the installation of our products.

The information below shows our total revenues and percentage growth over the previous year for the past five years (revenues in millions).

Year:	Revenues	% Growth
2006	$83.2	32%
2005	62.9	14
2004	55.1	7
2003	51.5	8
2002	47.8	--

Our cost of revenues, including product and services costs, increased 56% in 2006 compared to 2005. The increase in product costs was due primarily to the cost of hardware related to our IP PBX sales, increased staffing, and third party costs related to the sale of certain products. The increase in services costs was due mainly to increased staffing and an increase in costs we incurred to provide installation services to our customers and partners.

The increase in revenues was partially offset by the increase in cost of revenues, resulting in a 24% increase in our gross profit in 2006 compared to 2005.

Operating expenses increased in 2006 compared to 2005, principally as a result of increased compensation expense related to an increase in staffing, expense of $2.0 million for stock option compensation expense related to SFAS 123R, an increase in professional services related to our efforts to comply with Section 404 of Sarbanes-Oxley, an increase in marketing expenses from our efforts to raise awareness of our company and products, the establishment of a channel management group to improve the effectiveness of our partners, and various expenses we incurred opening new satellite and regional offices in the United States and expanding our facilities in the United Kingdom. These increases were partially offset by a decrease in depreciation expenses.

During 2006, we determined that it was more likely than not, based on our projections of future taxable income, that we would be able to utilize a portion of the deferred tax assets that we had fully reserved. We recorded an income tax benefit of $5.0 million in the third quarter to reduce the valuation allowance for our deferred tax assets. We will continue to evaluate the recoverability of the deferred tax assets. Unless circumstances indicate a change in the amount of deferred tax assets considered more likely than not to be recoverable, we will report income tax expense, as in previous periods, with the income tax expense principally related to foreign taxes.

In 2007, we believe that our year-over-year revenue growth will continue. This revenue growth will be partially offset by an increase in cost of revenues and operating expenses. We anticipate staffing increases in 2007, which will result in expense increases across all areas of the company. We currently estimate that the stock option expense related to SFAS 123R will be approximately $3.1 million in 2007.

We had $27.1 million of cash and short-term investments as of December 31, 2006, an increase of $12.0 million over cash and short-term investments of $15.1 million as of December 31, 2005. We believe that if we remain profitable, we will increase our liquidity and our equity positions. If revenue growth slows or decreases, if we incur losses or if we are not able to effectively collect on our outstanding accounts receivable, our liquidity position may weaken, which may result in the need to raise capital.

-back to table of contents-

Historical Results of Operations

The following table sets forth, for the periods indicated, our consolidated financial information expressed as a percentage of total revenues:

	Years Ended December 31,
	2006	2005	2004
Revenues:
Product	52%	53%	51%
Services	48	47	49
Total revenues	100	100	100
Cost of revenues:
Product	11	7	4
Services	18	18	20
Total cost of revenues	29	25	24
Gross profit	71	75	76
Operating expenses:
Sales and marketing	36	38	37
Research and development	16	20	24
General and administrative	13	13	13
Total operating expenses	65	71	74
Operating income	6	4	2
Other income (expense):
Interest income, net	1	--	--
Other expense	--	(1)	--
Total other income (expense)	1	(1)	--
Income before income taxes	7	3	2
Income tax benefit	5	--	--
Net income	12%	3%	2%

-back to table of contents-

Comparison of Years Ended December 31, 2006, 2005 and 2004

Revenues

Product Revenues

	Years Ended December 31,
	2006	2005	2004
	($ in thousands)
Product revenues	$43,197	$33,296	$28,187
Change from prior year	30%	18%	7%
Percentage of total revenues	52%	53%	51%

Product revenues, which include software and hardware, increased in 2006, 2005 and 2004 compared to the previous years. The increase in 2006 compared to 2005 was the result of product revenues related to Vonexus EIC of $5.2 million; a 14% increase in orders from existing customers purchasing additional licenses and products from 2005 to 2006; and a 50% increase from 2005 to 2006 in product revenues generated from our European partners and customers.

The increase in 2005 over 2004 was the result of revenues related to Vonexus EIC of $3.2 million in 2005; a 52% increase in orders from existing customers purchasing additional licenses and products from 2004 to 2005; and an increase in international business, particularly in Europe where revenues increased 114% from 2004 to 2005.

Product revenues can fluctuate from quarter to quarter depending on the mix of contracts sold between perpetual licenses and annually renewable licenses. We recognize license revenue upfront for perpetual licenses, and we recognize revenue for annually renewable licenses ratably over the term. The impact of the mix of contracts on our product revenues occurs only in the initial year of an order; subsequent renewal fees received for the annually renewable licenses and the renewal support fees for perpetual contracts are all allocated entirely to services revenues. Perpetual orders in 2006 accounted for 76% of product orders compared to 72% in 2005.

Services Revenues

	Years Ended December 31,
	2006	2005	2004
	($ in thousands)
Services revenues	$40,023	$29,641	$26,932
Change from prior year	35%	10%	7%
Percentage of total revenues	48%	47%	49%

  Services revenues include the portion of the initial license arrangement allocated to services revenues from annually renewable and perpetual contracts, license renewals of annually renewable contracts, and support fees for perpetual contracts, as well as professional services, education and other miscellaneous revenues.

The increase in services revenues in 2006, 2005 and 2004 was due to increases in our growing installed base of customers and related payments of annual license renewal fees and support fees for perpetual licenses. License renewal and support revenues increased $8.2 million in 2006 compared to 2005 and $4.0 million in 2005 compared to 2004. As we sign contracts and install our solutions with new customers, we expect that our services revenues will increase as customers continue to renew licenses and pay for support on our software applications.

-back to table of contents-

Professional, educational and other services are included in services revenues and were $7.5 million, $5.4 million and $6.6 million for 2006, 2005 and 2004, respectively. These revenues have and will fluctuate based on the number of customers and partners that attend our educational classes; the amount of assistance our customers and partners need for implementation and installation; and commissions that we receive on hardware sold to our end customers by a third party. These revenues increased in 2006 in every category due primarily to more customers and partners attending our educational classes and more customers and partners using our professional services. We experienced increased revenues related to large, direct customers that usually contract with our professional services group to help with those installations. We anticipate these revenues continuing to increase in 2007 if the number of our large, direct customers continues to increase.

Professional, educational and other services revenues decreased in 2004 and 2005 due in part to a change in 2003 in the way we offer our educational services. Previously we offered educational vouchers that, when expired unused, were recognized as revenues. We terminated the voucher program and now recognize revenues as classes are attended. The elimination of the voucher program reduced our educational revenues by $235,000 in 2005 compared to 2004. In addition, the commissions that we received on the sales of certain hardware from a third party decreased $475,000 in 2005 compared to 2004 as a result of such hardware no longer being utilized in advanced versions of our product.

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

Cost of Revenues

	Years Ended December 31,
	2006	2005	2004
	($ in thousands)
Costs of revenues:
Product	$9,318	$4,661	$2,399
Services	15,150	11,025	10,756
Total cost of revenues	$24,468	$15,686	$13,155
Change from prior year	56%	19%	(4)%
Product costs as a % of product revenues	22%	14%	9%
Services costs as a % of services revenues	38%	37%	40%

Costs of product consist of: product and software royalties paid to third parties for the use of their technologies in our products; hardware costs primarily associated with our IP PBX sales; costs for third-party royalties for software that we distribute; and, to a lesser extent, software packaging costs, which include product media, duplication and documentation. Costs of product can fluctuate depending on which software applications are licensed to our customers, the third party software, if any, which is licensed by the end user from us as part of our software applications and the dollar amount of IP PBX systems licensed that include hardware such as servers, telephone handsets, networking equipment and other hardware.

Costs of product for 2006 compared to 2005 included an increase of $3.5 million for hardware costs related to our products and an increase of $117,000 in our shipping and software packaging costs. In addition, royalties increased $854,000 as we increased our use of technologies licensed from third parties and integrated them into our software applications. We also increased staffing in our distribution center which resulted in a $99,000 increase in total compensation.

The increase in product costs in 2005 compared to 2004 resulted from an increase of $1.5 million in the hardware costs we paid related to our IP PBX products and an increase of $664,000 in software royalties that we paid to third parties. Our third party royalties increased significantly in the fourth quarter of 2005 related to revenue recognized in that quarter.

-back to table of contents-

Costs of services consist primarily of compensation expenses for technical support, educational and professional services personnel and other costs associated with supporting our partners and customers. These expenses increased in 2006, as compared to 2005, primarily due to a $2.3 million increase in compensation expense for our costs of services personnel (which included stock-based compensation expense related to SFAS 123R of $157,000), which was primarily due to a 43% increase in staffing during this period. In addition, we also experienced an increase in the demand for our professional services personnel to install our applications at the customers’ sites. This resulted in increases in 2006 compared to 2005 of $751,000 related to contracting outsourced professionals and $545,000 for travel-related expenses. The remaining increase in costs of services in 2006 over 2005 was due to increases in software and hardware purchases and depreciation expense.

In 2005, costs of services increased $350,000, as compared to 2004, due to additional staffing which was offset by smaller fluctuations in depreciation, travel and lodging and outsourced services.

We believe product costs will increase in 2007 related to increased hardware revenues and the related hardware costs and due to an increase in royalty expense paid to third parties as our product revenues continue to grow. We believe services costs will also increase as the number of staff increases.

Gross Profit

	Years Ended December 31,
	2006	2005	2004
	($ in thousands)

Gross profit	$58,752	$47,251	$41,964
Change from prior year	24%	13%	11%
Percentage of total revenues	71%	75%	76%

Gross profit as a percentage of total revenues decreased in 2006 compared to 2005 primarily due to additional hardware costs incurred in 2006. As we continue to sell hardware with our software applications, our gross profit margin may decrease compared to historical margins. Gross margin in any particular quarter is dependent on our product mix and is expected to vary.

Operating Expenses

Sales and Marketing

	Years Ended December 31,
	2006	2005	2004
	($ in thousands)
Sales and marketing expenses	$29,607	$24,149	$20,492
Change from prior year	23%	18%	(1)%
Percentage of total revenues	36%	38%	37%
Percentage of product revenues	69%	73%	73%

Sales and marketing expenses are comprised primarily of compensation expenses, travel and entertainment expenses and promotional costs related to our sales, marketing, and channel management operations. These expenses increased in 2006, as compared to 2005, primarily due to a $3.6 million increase in compensation expense for our sales and marketing personnel (which included stock-based compensation expense related to SFAS 123R of $1 million), which was primarily due to a 16% increase in staffing during this period. We also increased our marketing efforts during 2006 which resulted in an increase of $724,000 related to marketing activities for the year ended December 31, 2006 compared to December 31, 2005. Finally during the year ended December 31, 2006, we enhanced our partner program by establishing a Channels Management group to assist with partner relations, grow our partner network and encourage further training on our products.

Sales and marketing expenses as a percentage of total revenues and as a percentage of product revenues decreased during 2006 as compared to 2005. These decreases reflect efficiencies that we are realizing in these areas as our revenues continue to increase.

Sales and marketing expenses increased in 2005, as compared to 2004, due to personnel related costs and an increase of $2.1 million for marketing expenses related to our IP PBX products.

We expect sales and marketing costs to increase in 2007 primarily due to additional personnel that will be added and expansion of our marketing and channels efforts.

-back to table of contents-

Research and Development

	Years Ended December 31,
	2006	2005	2004
	($ in thousands)
Research and development expenses	$13,176	$12,383	$12,858
Change from prior year	6%	(4)%	(5)%
Percentage of total revenues	16%	20%	23%

Research and development expenses are comprised primarily of compensation and depreciation expenses. During 2006, as compared to 2005, depreciation expense decreased by $356,000 as certain assets became fully depreciated. This decrease was offset by a $1.2 million increase in compensation expense for our research and development personnel (which included stock-based compensation expense related to SFAS 123R of $263,000), which was primarily due to a 13% increase in staffing during this period. Our research and development expenses as a percentage of total revenues historically have been higher than most of our competitors.

The decrease in research and development costs in 2005, as compared to 2004, was mainly the result of lower depreciation, which decreased $400,000 in 2005.

We expect research and development expenses in 2007 will increase due to increasing the number of personnel.

General and Administrative

	Years Ended December 31,
	2006	2005	2004
	($ in thousands)
General and administrative expenses	$10,992	$8,327	$7,530
Change from prior year	32%	11%	23%
Percentage of total revenues	13%	13%	14%

General and administrative expenses are comprised of compensation expense and general corporate expenses that are not allocable to other departments including legal and other professional fees and bad debt expense. General and administrative expenses increased in 2006, as compared to 2005, primarily due to a $1.9 million increase in compensation expense for our general and administrative personnel (which included stock-based compensation expense related to SFAS 123R of $704,000), which was primarily due to a 39% increase in staffing during this period. General and administrative expenses also increased in 2006, as compared 2005 due to: a $354,000 increase in professional services which were primarily related to compliance with Section 404 of the Sarbanes-Oxley Act; an increase of $109,000 in recruiting expenses; and other minor increases in miscellaneous expenses.

General and administrative expenses in 2005 increased over 2004 due to an increase of $475,000 related to compensation expenses related to the addition of staff and bonuses recorded during the year, a $150,000 increase in bad debt expense and $75,000 in expenses related to compliance with Section 404 of the Sarbanes-Oxley Act and various other smaller fluctuations.

We expect general and administrative expenses to increase in 2007 due to anticipated increases in compensation expenses related to increased staffing and increases in supplies and depreciation expense of leasehold improvements and other assets as we continue to expand and require additional space.

-back to table of contents-

Restructuring and Other Charges

	Years Ended December 31,
	2006	2005	2004
	($ in thousands)
Restructuring and other charges	$--	$--	$101
Change from prior year	--%	(100)%	(97)%
Percentage of total revenues	--%	--%	--%

Restructuring and other charges in 2004 consisted of legal expenses that were incurred during 2004 related to the international staff reductions in 2003. We did not incur restructuring charges in 2005 or 2006 and currently we do not expect to incur any significant restructuring charges in 2007.

Other Income (Expense)

Interest Income, Net

Interest income, net primarily consists of interest earned from investments and interest-bearing cash accounts. Interest expense and fees, which are not material for any years reported, are also included in interest income, net. The following table details the return on investment that we have received over the last three years.

	Years Ended December 31,
	2006	2005	2004
	($ in thousands)
Cash, cash equivalents and short-term investments (average)	$21,107	$14,865	$15,036
Interest income	744	283	144
Return on investments	4.0%	2.0%	1.0%

Interest income increased during 2006, as compared to 2005, primarily due to an increasing cash and investment balance and an increase in the rate that we earn on our interest-bearing accounts. We had short-term investments of $13.6 million at December 31, 2006, an increase of $10.0 million over short-term investments of $3.6 million as of December 31, 2005. These short-term investments typically earn a higher yield than our cash accounts. The increase in interest income during 2005, as compared to 2004, was primarily due to higher interest rates.

Other Income (Expense), Net

	Years Ended December 31,
	2006	2005	2004
	($ in thousands)
Other income (expense), net	$(94)	$(288)	$70

Other income (expense), net includes foreign currency transaction gains and losses, as well as foreign tax withholdings. These amounts depend on the amount of revenue that is generated in certain international currencies, particularly the Euro, and the exchange gain or loss that results from foreign currency disbursements and receipts. The expense for 2006 consisted of $160,000 of foreign tax withholdings, offset by $66,000 of gain related to foreign currency transactions. The expense in 2005 was due to a loss of $122,000 on foreign currency transactions related to foreign currency payments received and foreign withholding taxes of $166,000.

-back to table of contents-

Income Tax Benefit (Expense)

	Years Ended December 31,
	2006	2005	2004
	($ in thousands)
Income tax benefit (expense)	$4,671	$(265)	$(138)

We had $44.1 million of tax net operating loss carry-forwards and $4.7 million in tax credit carry-forwards at December 31, 2006. During 2006, our taxable income increased and we determined that it was more likely than not, based on our projections of future taxable income, that we would be able to utilize a portion of the deferred tax assets resulting from the tax loss and tax credit carry-forwards. We recorded an income tax benefit of $5.0 million in the third quarter of 2006 to reduce the valuation allowance for our deferred tax assets. We will continue to evaluate the recoverability of the deferred tax assets. Unless circumstances indicate a change in the amount of deferred tax assets considered more likely than not to be recoverable, we will report income tax expense, as in previous periods, with the income tax expense principally related to foreign taxes.

Liquidity and Capital Resources

We generate cash from the collections we receive related to licensing our application software and to annual license renewals, maintenance and other services revenues. During 2006, we received $4.4 million in cash from employees exercising stock options. We have a $3 million line of credit, but had no borrowings outstanding as of December 31, 2006 and 2005. We use cash primarily for paying our employees (including salaries, commissions and benefits), leasing office space, paying travel expenses, marketing activities, paying vendors for hardware, services and supplies, royalties and purchasing property and equipment.

We determine liquidity by combining cash and cash equivalents and short-term investments net of our line of credit borrowings as shown in the table below. Our total liquidity position as of December 31, 2006 improved compared with our position at December 31, 2005, primarily due to increased net income (excluding the non-cash tax benefit of $5.0 million), increased deferred services revenues and stock option exercises, offset in part by increases in accounts receivable, prepaid expenses and purchases of property and equipment. We believe that our current liquidity position, when combined with our anticipated cash flows from operations, will be sufficient to satisfy our operating cash needs over the next 12 months. If cash flows from operations are less than anticipated or we have additional cash needs (such as an unfavorable outcome in legal proceedings), our liquidity may not be sufficient to cover our needs. In this case, we may be forced to raise additional capital, either through the capital markets or debt financings. On October 19, 2006, we filed a registration statement on Form S-3 that will allow us to raise additional capital should we choose to. We may not be able to receive favorable terms in raising this capital.

	December 31,
	2006	2005
	($ in thousands)
Cash and cash equivalents	$13,531	$11,551
Short-term investments	13,555	3,576
Total liquidity	$27,086	$15,127

Our operating activities resulted in net cash provided of $10.6 million and $5.0 million and in 2006 and 2005, respectively, and a net cash outflow of $297,000 in 2004. The net inflows and outflow of cash were the result of increased net income and increased deferred services revenues offset in part by increases in accounts receivable and prepaid expenses. Depreciation was $1.8 million, $2.1 million and $3.0 million in 2006, 2005 and 2004, respectively. Stock-based compensation expense related to stock options was $2.2 million in 2006. Accounts receivable increased by $6.4 million, $4.7 million and $1.3 million in 2006, 2005 and 2004, respectively. Total deferred revenues increased by $8.8 million and $4.7 million in 2006 and 2005, respectively, primarily due to an increase in deferred services revenues as our customer base continues to expand, and decreased by $3.4 million in 2004 due to a decrease in the annually renewable licenses in that year.

The amount that we report as cash and cash equivalents or as short-term investments fluctuates depending on investing decisions in each period. Purchases of short-term investments are reported as a use of cash and the related receipt of proceeds upon maturity of the investment is reported as a source of cash.

We purchased property and equipment with a cost of $3.3 million, $2.0 million and $1.2 million in 2006, 2005 and 2004, respectively. These purchases related mainly to computer hardware in all years and leasehold improvements in 2006 for our corporate headquarters and new regional headquarters offices. As our property and equipment becomes obsolete and as our operations continue to increase, we anticipate that our purchases of property and equipment will continue to increase in future periods.

-back to table of contents-

Net cash provided by financing activities was $4.6 million and $674,000 in 2006 and 2004, respectively, and net cash used by financing activities was $2.4 million in 2005. The increase in cash provided in 2006 was mainly due to proceeds of $4.4 million from stock options that were exercised during the year. Our stock price increased during the year from $5.10 per share as of December 31, 2005 up to $22.42 per share as of December 31, 2006, and more stock options were exercised compared to the prior year periods. The decrease in cash used in 2005 was primarily related to the repayment of $3 million on our line of credit.

On October 19, 2006, we filed with the SEC a registration statement on Form S-3 utilizing the “shelf” registration process. The Form S-3 filing, when declared effective by the SEC, will allow us to offer and sell up to 3,000,000 shares of our common stock from time to time in one or more transactions. In addition, under this shelf registration statement, Dr. Donald E. Brown, our Chairman of the Board, President and CEO, registered 1,000,000 shares of our common stock that he owns for sale from time to time. Although the shelf registration statement will permit us to offer and sell up to 3,000,000 shares of our common stock, doing so remains at the discretion of the Board of Directors, and there is no assurance that we would be able to complete any such offering of our common stock.

As shown in the following table, we have operating lease obligations and purchase obligations not recorded in our consolidated financial statements. The operating lease obligations include the lease of our corporate headquarters, the leases of several other buildings for our offices in the United States as well as the Netherlands, the United Kingdom and Malaysia and equipment leases (see Note 7 of Notes to Consolidated Financial Statements for further discussion). In addition, we have signed obligations securing accommodations and related expenses for a future sales incentive trip, user forum and partner conference as well as several other commitments, which are included in our purchase obligations. The amounts shown in the following table are as of December 31, 2006 (in thousands).

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Operating lease obligations	$29,885	$2,983	$5,616	$5,176	$16,110
Purchase obligations	7,606	3,207	4,399	--	--
Total	$37,491	$6,190	$10,015	$5,176	$16,110

In addition to the amounts set forth in the table above, we have contractual obligations with certain third party technology companies to pay royalties to them based upon future licensing of their products and patented technologies. We cannot estimate what these future amounts will be, however we expect them to increase as our revenues continue to grow.

Off-Balance Sheet Arrangements

Except as set forth above in the Contractual Obligations table, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as of December 31, 2006.

-back to table of contents-

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We develop software application products in the United States and license our products worldwide. As a result, our financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in certain of the markets. As most orders are currently received in United States dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Additionally, as our business matures in foreign markets, we may offer our products and services in certain other local currencies. As a result, we will be subject to foreign currency fluctuations, which may have an adverse affect on our company.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Interactive Intelligence, Inc.:

We have audited the accompanying consolidated balance sheets of Interactive Intelligence, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement Schedule II - Valuation and Qualifying Accounts. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interactive Intelligence, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 6 and Note 14 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment and Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Interactive Intelligence Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Indianapolis, Indiana
March 15, 2007

-back to table of contents-

 Interactive Intelligence, Inc.
Consolidated Balance Sheets
As of December 31, 2006 and 2005
(in thousands, except share and per share amounts)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$13,531	$11,551
Short-term investments	13,555	3,576
Accounts receivable, net of allowance for doubtful accounts of $596 in 2006 and $652 in 2005	21,370	14,927
Deferred tax assets, net	1,314	--
Prepaid expenses	5,358	2,939
Other current assets	1,818	789
Total current assets	56,946	33,782
Property and equipment, net	5,469	4,013
Deferred tax assets, net	3,686	--
Other assets, net	674	603
Total assets	$66,775	$38,398

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$7,885	$6,676
Accrued compensation and related expenses	3,825	1,906
Deferred product revenues	5,910	5,195
Deferred services revenues	24,877	16,828
Total current liabilities	42,497	30,605
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	--	--
Common stock, $0.01 par value; 100,000,000 shares authorized; 17,139,804 issued and outstanding at December 31, 2006, 16,120,543 issued and outstanding at December 31, 2005	171	161
Additional paid-in capital	72,528	65,826
Accumulated deficit	(48,421)	(58,194)
Total shareholders’ equity	24,278	7,793
Total liabilities and shareholders’ equity	$66,775	$38,398

See Accompanying Notes to Consolidated Financial Statements

-back to table of contents-

Interactive Intelligence, Inc.
Consolidated Statements of Income
For the Years Ended December 31, 2006, 2005 and 2004
(in thousands, except per share amounts)

	Years Ended December 31,
	2006	2005	2004
Revenues:
Product	$43,197	$33,296	$28,187
Services	40,023	29,641	26,932
Total revenues	83,220	62,937	55,119
Cost of revenues:
Product	9,318	4,661	2,399
Services	15,150	11,025	10,756
Total cost of revenues	24,468	15,686	13,155
Gross profit	58,752	47,251	41,964
Operating expenses:
Sales and marketing	29,607	24,149	20,492
Research and development	13,176	12,383	12,858
General and administrative	10,992	8,327	7,530
Restructuring and other charges	--	--	101
Total operating expenses	53,775	44,859	40,981
Operating income	4,977	2,392	983
Other income (expense):
Interest income, net	694	269	125
Other income (expense), net	(94)	(288)	70
Total other income (expense)	600	(19)	195
Income before income taxes	5,577	2,373	1,178
Income tax benefit (expense)	4,671	(265)	(138)
Net income	$10,248	$2,108	$1,040

Net income per share:
Basic	$0.62	$0.13	$0.07
Diluted	0.56	0.13	0.06

Shares used to compute net income per share:
Basic	16,553	16,020	15,857
Diluted	18,383	16,754	16,605

See Accompanying Notes to Consolidated Financial Statements

-back to table of contents-

Interactive Intelligence, Inc.
Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2006, 2005 and 2004
(in thousands)

	Common Stock		Additional Paid-in	Accum. Other Comprehensive	Accumulated
	Shares	Capital	Amount	Income (loss)	Deficit	Total

Balances, January 1, 2004	15,755	$157	$64,696	$280	$(61,342)	$3,791

Issuances of common stock	82	1	276	--	--	277
Exercise of stock options	90	1	196	--	--	197
Amortization of deferred stock-based compensation	--	--	11	--	--	11
Comprehensive income (loss):
Unrealized loss on foreign currency translation	--	--	--	(280)	--	(280)
Net income	--	--	--	--	1,040	1,040
Total comprehensive income (loss)	--	--	--	(280)	1,040	760

Balances, December 31, 2004	15,927	159	65,179	--	(60,302)	5,036

Issuances of common stock	58	--	211	--	--	211
Exercise of stock options	136	2	356	--	--	358
Amortization of deferred stock-based compensation	--	--	80	--	--	80
Comprehensive income - net income	--	--	--	--	2,108	2,108

Balances, December 31, 2005	16,121	161	65,826	--	(58,194)	7,793

Cumulative effect of adjustments from the adoption of SAB No. 108	--	--	--	--	(475)	(475)
Adjusted balances as of January 1, 2006	16,121	161	65,826	--	(58,669)	7,318

Issuances of common stock	24	--	177	--	--	177
Exercise of stock options	994	10	4,369	--	--	4,379
Stock-based compensation expense related to stock options	--	--	2,156	--	--	2,156
Comprehensive income - net income	--	--	--	--	10,248	10,248

Balances, December 31, 2006	17,139	$171	$72,528	$--	$(48,421)	$24,278

See Accompanying Notes to Consolidated Financial Statements

-back to table of contents-

Interactive Intelligence, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006, 2005 and 2004
(in thousands)

	Years Ended December 31,
	2006	2005	2004
Operating activities:
Net income	$10,248	$2,108	$1,040
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,839	2,060	3,028
Accretion of investment income	(119)	--	--
Stock-based compensation expense related to stock options	2,156	80	11
Deferred income taxes	(5,000)	--	--
Loss on disposal of property and equipment	4	--	--
Changes in operating assets and liabilities:
Accounts receivable	(6,443)	(4,676)	(1,295)
Prepaid expenses	(2,298)	(820)	(161)
Other current assets	(1,029)	47	(697)
Other assets	(71)	15	(17)
Accounts payable and accrued liabilities	1,209	782	1,350
Accrued compensation and related expenses	1,323	706	(149)
Deferred product revenues	715	711	(4,261)
Deferred services revenues	8,049	3,944	854
Net cash provided by (used in) operating activities	10,583	4,957	(297)

Investing activities:
Purchases of property and equipment	(3,299)	(2,002)	(1,243)
Purchases of available-for-sale investments	(16,849)	(3,576)	--
Sales of available-for-sale investments	6,989	--	3,008
Net cash (used in) provided by investing activities	(13,159)	(5,578)	1,765

Financing activities:
Net (repayments) proceeds under line of credit	--	(3,000)	200
Proceeds from issuance of common stock	177	211	277
Proceeds from stock options exercised	4,379	358	197
Net cash provided by (used in) financing activities	4,556	(2,431)	674

Net increase (decrease) in cash and cash equivalents	1,980	(3,052)	2,142

Cash and cash equivalents, beginning of year	11,551	14,603	12,461

Cash and cash equivalents, end of year	$13,531	$11,551	$14,603

Cash paid for interest	$49	$13	$19
Cash paid for taxes	386	254	2

See Accompanying Notes to Consolidated Financial Statements

-back to table of contents-

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

1.	THE COMPANY

Interactive Intelligence, Inc. (the “Company”) is a leading provider of software applications for contact centers and is leveraging that leadership position to provide mission critical voice over Internet protocol (“VoIP”) applications to enterprises. The Company’s products are installed at international corporations, public agencies, telecommunication companies, distributed organizations, government and commercial enterprises. The Company participates in four distinct markets, all of whose needs are increasing for VoIP-based systems:

•	Contact Centers

•	Enterprise IP Telephony

•	Enterprise Messaging

•	Self-Service Automation

The Company commenced operations in 1994 and revenues were first recognized in 1997. Since then, the Company has established wholly-owned subsidiaries in Australia, France, the Netherlands and the United Kingdom.  The Company also currently has international branch offices in Canada, Germany, Japan, Korea, Malaysia, Singapore and Sweden. The Company markets its software applications in the Americas, Europe, the Middle East and Africa and Asia/Pacific.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Despite management’s best effort to establish good faith estimates and assumptions, actual results could differ from these estimates.

Revenue Recognition

The Company generates product revenues from licensing the right to use its software applications and in certain instances providing hardware as a component of its solution, and generates services revenues primarily from annual support fees, annual renewal fees, professional services and educational services.

-back to table of contents-

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Product Revenues

The Company’s license agreements are either perpetual or annually renewable. For any revenues to be recognized from a license agreement, the following criteria must be met:

•	Persuasive evidence of an arrangement exists;

•	The fee is fixed or determinable;

•	Collection is probable; and

•	Delivery has occurred.

For a perpetual license agreement, upon meeting the revenue recognition criteria above, the Company immediately recognizes as product revenues the amount of initial license fees if sufficient vendor specific objective evidence of fair value (“VSOE”) exists to support allocating a portion of the total fee to the undelivered elements of the arrangement. If sufficient vendor specific objective evidence of the fair value of the undelivered elements does not exist, the Company recognizes the initial license fee as product revenues ratably over the initial term of the support agreement once support is the only undelivered element. The support period is generally 12 months but may be up to 18 months for initial orders because support begins when the licenses are downloaded, when support commences, or no more than six months following the contract date. The Company determines VSOE of support in perpetual agreements based on substantive renewal rates the customer must pay to renew the support. The VSOE of other services is based on amounts charged when the services are sold in stand-alone sales.

For an annually renewable license agreement, which includes bundled support, upon meeting the revenue recognition criteria above, the Company recognizes a majority of the initial license fees under these agreements as product revenues ratably over the initial license period, which is generally 12 months, and the remainder of the initial license fees are recognized as services revenues over the same time period.

The Company recognizes revenues related to any hardware sales when the hardware is delivered and all other criteria are met.

Services Revenues

Services revenues are primarily recognized for renewal fees and support related to annually renewable license agreements and support fees for perpetual license agreements. For annually renewable agreements, the allocation of the initial order between product revenues and services revenues is based on the average renewal rates of all time based contracts. The Company applies the allocation of product revenues and services revenues consistently to all annually renewable agreements. Under annually renewable license agreements, after the initial license period, the Company’s customers may renew their license agreement for an additional period, typically 12 months, by paying a renewal fee. The revenue for the annual renewal fees are all classified under services revenue and the revenue is recognized ratably over the contract period. Under perpetual license agreements, the Company recognizes annual support fees as services revenues ratably over the post-contract support period, which is typically 12 months.

The Company also generates revenues from other services that it provides to its partners and customers. These additional revenues include fees for professional services and educational services. Revenues from professional services, which include implementing the Company’s products for a customer and educational services, which consist of training courses for partners and customers, are recognized as the related services are performed.

Accounts Receivable and Allowance for Doubtful Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company records bad debt expense based on a percentage of revenue reported each period.  The Company then reviews the allowance for doubtful accounts for each reporting period based on a detailed analysis of its accounts receivable to determine that the amount of the allowance for doubtful accounts receivable is appropriately stated at the end of that period. In the analysis of accounts receivable, the Company primarily considers the age of the partner’s or customer’s receivable and also considers the creditworthiness of the partner or customer, the economic conditions of the customer’s industry, and general economic conditions, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of its future allowance for doubtful accounts.

If payment is not made timely, the Company will contact the partner or customer to try to obtain the payment. If this is not successful, the Company will institute other collection practices such as generating collection letters, involving sales representatives and ultimately terminating the partner’s or customer’s access to future upgrades, licenses and customer support. Once all collection efforts are exhausted, the receivable is written off against the allowance for doubtful accounts.

-back to table of contents-

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

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

Financial Instruments

The fair value of financial instruments, including cash and cash equivalents, short-term investments and accounts receivable, approximate the carrying values.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the related lease or the estimated useful life.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, certain assets, such as property, plant and equipment, and intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Advertising

The Company expenses all advertising costs as incurred. Advertising expense for 2006, 2005 and 2004 was $387,000, $195,000 and $71,000, respectively.

Research and Development

Research and development expenditures are generally expensed as incurred. SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant. Through December 31, 2006, all research and development costs have been expensed.

Stock-Based Compensation

Prior to January 1, 2006 and as permitted by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and its related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, the Company applied the intrinsic-value based method of accounting to account for its fixed-plan stock options. Under this method, the Company recorded compensation expense on the date of grant only if the current market price of the underlying common stock on that date exceeded the option exercise price. Subsequent to the Company’s adoption of APB 25, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123, which established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.

-back to table of contents-

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors under our stock option plans, based on fair values. The Company adopted SFAS 123R on January 1, 2006, which supersedes its previous accounting under APB 25. In addition, in March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”) relating to SFAS 123R, which the Company utilized in its adoption of SFAS 123R.

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. The Consolidated Financial Statements for the period beginning January 1, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Consolidated Financial Statements prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123R.

Pro Forma Information under SFAS 123 for Periods Prior to 2006

Prior to the adoption of SFAS 123R, the Company provided the disclosures required under SFAS 123, as amended by SFAS No. 148 and recognized compensation expense for certain non-employee stock options that were granted. The Company did not recognize stock-based compensation expense in its Consolidated Statements of Income for periods prior to the adoption of SFAS 123R for employee stock option grants as options granted generally had an exercise price equal to the market value of the underlying common stock on the date of the grant.

Pro forma information regarding option grants made to the Company’s employees (including directors) is as follows (in thousands except per share amounts):

	Years Ended December 31,
	2005	2004
Net income, as reported	$2,108	$1,040
Add: Stock-based compensation expense included in reported net income, net of related tax effects	80	11
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,859)	(3,291)
Pro forma net income (loss)	$(671)	$(2,240)

Net income (loss) per share:
Basic - as reported	$0.13	$0.07
Diluted - as reported	0.13	0.06
Basic and diluted - pro forma	(0.04)	(0.14)

With the adoption of SFAS 123R, the Company continued to use the Black-Scholes option-pricing model as its method of valuation for share-based payment awards. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and an expected risk-free rate of return. If factors change and the Company uses different assumptions for estimating stock-based compensation expense in future periods, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Stock-based compensation expense for employee and director stock options recognized under SFAS 123R for the year ended December 31, 2006 was $2.1 million. See Note 6 for further information on the Company’s stock-based compensation.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

-back to table of contents-

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), establishes financial accounting and reporting standards for the effect of income taxes. The Company is subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact the Company’s financial position, results of operations, or cash flows.

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

As of December 31, 2006, the Company had $44.1 million of tax net operating loss carry-forwards and $4.7 million in tax credit carry-forwards. During the year ended December 31, 2006, the Company recorded a tax benefit of $5.0 million to reduce the valuation allowance for the deferred tax assets. Management will continue to evaluate the valuation allowance in accordance with the requirements of SFAS 109. See Note 10 for further information on the Company’s income taxes.

Net Income Per Share

    Basic net income per share is calculated based on the weighted-average number of outstanding common shares in accordance with SFAS No. 128, Earnings per Share. Diluted net income per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares. When the Company reports net income, the calculation of diluted net income per share excludes shares underlying outstanding stock options with exercise prices that exceed the average market price of the Company’s common stock for the period, as the effect would be antidilutive. Potential common shares are composed of shares of common stock issuable upon the exercise of stock options (in thousands, except per share amounts).

	Years Ended December 31,
	2006	2005	2004
Net income, as reported (A)	$10,248	$2,108	$1,040

Weighted average outstanding shares of common stock (B)	16,553	16,020	15,857
Dilutive effect of employee stock options	1,830	733	748
Common stock and common stock equivalents (C)	18,383	16,754	16,605

Net income per share:
Basic (A/B)	$0.62	$0.13	$0.07
Diluted (A/C)	0.56	0.13	0.06

Antidilutive shares not included in the diluted per share calculation for 2006, 2005 and 2004 were 301,000, 1.9 million and 1.8 million, respectively.

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income (loss). The only items of other comprehensive income (loss), which the Company currently reports, are unrealized gains (losses) on marketable securities and foreign currency translation.

-back to table of contents-

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Legal Proceedings

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

3.	INVESTMENTS

The Company’s short-term investments all mature in less than one year. In 2006 and 2005, the Company purchased short-term investments for $16.8 million and $3.6 million, respectively, which are recorded at fair value. As of December 31, 2006 and 2005, $13.6 million and $3.6 million were outstanding, respectively. The Company sold all of its investments during 2004 for proceeds of $3.0 million.

Gross realized gains and gross realized losses included in interest income, net totaled less than $10,000 in each of 2006, 2005 and 2004.

Interest income was $744,000, $283,000 and $144,000 in 2006, 2005 and 2004, respectively.

4.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows as of December 31, 2006 and 2005 (in thousands):

	2006	2005
Computer equipment	$19,399	$17,419
Furniture and fixtures	2,525	2,266
Office equipment	563	406
Leasehold improvements	3,442	2,676
Software	3,743	3,625
Trade show equipment and other	338	317
Total cost	30,010	26,709
Less accumulated depreciation	24,541	22,696
Property and equipment, net	$5,469	$4,013

Property and equipment is depreciated over useful lives of 3 to 5 years, except for leasehold improvements, which are depreciated over the lesser of the term of the related lease or the estimated useful life, and vary from 5 to 15 years.

5.	BANK LINE OF CREDIT

On November 2, 2005, the Company obtained a line of credit, secured by cash and cash equivalents, with a bank that provides a maximum amount of $3.0 million with interest to be charged at the bank’s prime rate (8.25% and 7.25% at December 31, 2006 and 2005, respectively). Principal on the note is due on demand and interest is remitted monthly. During 2006 and 2005, the Company did not make any borrowings under this line and there were no amounts outstanding on the line as of December 31, 2006 and 2005.

On November 2, 2005, the Company terminated its previous line of credit, secured by cash and cash equivalents, with another bank that also provided a maximum amount of $3.0 million with interest charged at the other bank’s prime rate (7.00% at November 2, 2005). The Company paid $13,000 and $19,000 of interest in 2005 and 2004, respectively, principally related to this previous line of credit.

-back to table of contents-

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

6.	STOCK-BASED COMPENSATION

The Company's Stock Option Plans, adopted in 1995, 1999 and 2006, authorize the Board of Directors or the Compensation Committee, as applicable, to grant incentive and nonqualified stock options, and, in the case of the 2006 Equity Incentive Plan (the “2006 Plan”), stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards. The 2006 Plan was adopted at the Company’s 2006 Annual Meeting of Shareholders held in May 2006. After adoption of the 2006 Plan, the Company may no longer issue grants from previous plans, but any shares subject to awards under the 1999 Stock Option and Incentive Plan and the Outside Directors Stock Option Plan (the “1999 Plans”) that are cancelled will be added to shares available under the 2006 Plan. A maximum of 4,950,933 shares are available for delivery under the 2006 Plan, which consists of (i) 1,250,000 shares, plus (ii) 320,000 shares available for issuance under the 1999 Plans, but not underlying any outstanding stock options or other awards under the 1999 Plans, plus (iii) up to 3,380,933 shares subject to outstanding stock options or other awards under the 1999 Plans that expire, are forfeited or otherwise terminate unexercised on or after May 18, 2006. The number of shares available under the 2006 Plan is subject to adjustment for certain changes in the Company's capital structure. The exercise price of options granted under the 2006 Plan must not be less than the fair market value of the common stock at the date of grant. Options granted under the 2006 Plan generally vest in equal annual installments over four years from the first anniversary of the date of grant, although vesting is at the Compensation Committee’s discretion.

For most options granted through December 31, 2004, the term of each option is ten years from the date of grant. In 2005, the Company began issuing options with a term of six years from the date of grant.

If an option is granted to an employee who, at the time the option is granted, owns stock representing more than ten percent of the voting power of all classes of stock of the Company, the exercise price of the option may not be less than 110% of the market value per share on the date the option is granted and the term of the option shall be not more than five years from the date of grant.

The plans may be terminated by the Board of Directors at any time.

Valuation and Expense Information under SFAS 123R

The following table summarizes the allocation of stock-based compensation expense related to employee stock options under SFAS 123R for the year ended December 31, 2006 (in thousands, except per share amounts):

Year Ended December 31, 2006
Stock-based compensation expense for employee stock options by category:
Cost of services	$157
Sales and marketing	1,023
Research and development	263
General and administrative	704
Total stock-based compensation expense for employee stock options	$2,147

Effect of stock-based compensation for employee stock options on net income per share
Basic	$(0.13)
Diluted	$(0.12)

During the year ended December 31, 2006, the Company granted stock options for 638,263 shares of common stock, with an estimated total grant-date fair value of approximately $2.8 million. As required by SFAS 123R, management has made an estimate of expected forfeitures and is recognizing compensation costs only for those stock awards expected to vest. The Company estimated that the total stock-based compensation for the awards not expected to vest was $357,000, with such amounts deducted to arrive at the fair value of $2.8 million for the year ended December 31, 2006.

-back to table of contents-
Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Valuation Assumptions

The Company estimated the fair value of stock options using the Black-Scholes valuation model. The fair value of each option grant is estimated on the date of grant and is amortized on a straight-line basis over the vesting period. The weighted-average estimated per option value of options granted to employees and directors under the stock option plans during the year ended December 31, 2006 was $4.31, using the Black-Scholes model with the following assumptions:

	Years Ended December 31,
	2006	2005	2004
Dividend yield	--%	--%	--%
Expected volatility	66.40%	76.60%	96.60%
Risk-free interest rate	4.55%	4.13%	4.27%
Expected life of option (in years)	4.25 years	4.25 years	7.5 years

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

Estimated Pre-vesting Forfeitures: Beginning January 1, 2006, the Company included an estimate for forfeitures in calculating stock option expense. When estimating forfeitures, the Company considers historical termination behavior as well as any future trends it expects. Prior to 2006, the Company accounted for forfeitures of employee stock options for pro forma disclosure purposes under SFAS 123 on an as-incurred basis.

-back to table of contents-

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

The following is a summary of option activities for the years ended December 31, 2006, 2005 and 2004:

	2006		2005		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Balances, beginning of year	3,853,688	$5.44	3,782,522	$5.54	2,998,350	$5.74
Options granted	638,263	7.57	550,018	4.74	1,120,195	5.40
Options exercised	(994,978)	4.40	(136,414)	3.85	(88,304)	2.18
Options canceled	(74,232)	5.94	(342,438)	6.74	(247,719)	9.21
Options outstanding, end of year	3,442,741	6.12	3,853,688	5.44	3,782,522	5.54
Option price range at end of year	$0.13 - $50.50		$0.13 - $50.50		$0.13 - $50.50
Weighted average fair value of options granted during the year	$4.31		$$3.22		$4.17
Options exercisable at end of year	1,998,427	$6.26	2,423,768	$5.82	2,024,913	$5.91
Options available for grant at end of year	1,333,862		684,850		975,980

The following table summarizes information about the options outstanding at December 31, 2006:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.13 - $ 2.99	282,185	3.51 years	$2.00	251,841	$1.90
$ 3.00 - $ 4.49	875,542	5.12 years	3.64	533,010	3.41
$ 4.50 - $ 5.99	1,556,131	5.91 years	5.52	814,144	5.67
$ 6.00 - $ 8.99	160,056	5.27 years	7.19	102,189	7.63
$ 9.00 - $13.49	401,854	4.60 years	10.10	171,604	10.49
$13.50 - $50.50	146,973	4.15 years	23.07	125,639	23.95
Total/average	3,422,741		6.12	1,998,427	6.26

The total intrinsic value of options exercised during the year ended December 31, 2006 was $9.5 million. The aggregate intrinsic value of options outstanding as of December 31, 2006 was $56.3 million and the aggregate intrinsic value of options currently exercisable as of December 31, 2006 was $32.8 million. The aggregate intrinsic value represents the total intrinsic value, based on the Company’s closing stock price of $22.42 as of December 31, 2006, which would have been realized by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2006 was 1.9 million with a weighted average exercise price of $5.50.

As of December 31, 2006, there was $2.3 million of total unrecognized compensation cost related to non-vested stock options. These costs are expected to be recognized over the vesting period of the related option agreement, which generally vest over four years.

The Company recognized expense of $9,000, $80,000 and $11,000 in 2006, 2005 and 2004, respectively, for the amortization of stock options granted to non-employees and the amortization of stock options granted to employees with an intrinsic value on the date of issuance.

-back to table of contents-
Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

2000 Employee Stock Purchase Plan

In May 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “2000 Purchase Plan”). A total of 500,000 shares of common stock were reserved for issuance under the 2000 Purchase Plan. On May 19, 2005, the shareholders of the Company approved an amendment to the 2000 Purchase Plan, which increased the number of shares of common stock to 750,000. The 2000 Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 20% of their total compensation up to a maximum of $1,000 per pay period. Prior to December 31, 2005, the price at which the common stock could be purchased under the 2000 Purchase Plan was 85% of the lesser of the fair market value of the Company’s common stock on the first or last business day of the immediately preceding calendar quarter. As of January 1, 2006, the 2000 Purchase Plan was amended such that the price at which the Company’s common stock may be purchased is 95% of the fair market value of the Company’s common stock on the purchase date of the stock, which is generally the first business day of the next calendar quarter. An employee may set aside no more than $25,000 to purchase shares annually. The initial offering period commenced on April 1, 2000. A total of 24,283, 57,732 and 82,438 shares were issued in 2006, 2005 and 2004, respectively, under the 2000 Purchase Plan at an average price of $12.40, $4.46 and $4.29 in 2006, 2005 and 2004, respectively. As of December 31, 2006, 234,205 shares were available for issuance under the 2000 Purchase Plan.

The 2000 Purchase Plan was modified as of January 1, 2006 to ensure that it is considered non-compensatory under SFAS 123R. No compensation expense has been recognized related to this plan.

7.	LEASE AGREEMENTS

The Company leases its corporate headquarters facility under a non-cancelable operating lease agreement, which expires in 2018. The 120,000 square foot building is located in Indianapolis, Indiana. The Company also has several small office building leases in the United States, the United Kingdom, the Netherlands, Australia and Malaysia. The Company also rents office space for sales, development and international offices under month-to-month leases and leases with terms generally less than one year. In accordance with SFAS No. 13, Accounting for Leases, rental expense is being recognized ratably over the lease period, including those leases containing escalation clauses. Minimum future lease payments under non-cancelable operating leases as of December 31, 2006 are summarized as follows (in thousands):

2007	$2,983
2008	2,954
2009	2,662
2010	2,456
2011	2,720
Thereafter	16,110
Total minimum lease payments	$29,885

The Company has a sublease for its corporate headquarters office space. The sublease was signed in December 2004 and amended in January 2006. The sublease expires in 2008 and the Company expects to receive sublease payments of $532,000 over the life of the lease, of which it received $216,000 and $116,000 in 2006 and 2005, respectively. Rent expense, net was $3.1 million, $3.2 million and $3.2 million in 2006, 2005 and 2004, respectively.

8.	CONCENTRATION OF CREDIT RISK

No customer or partner accounted for 10% or more of the Company’s revenues or accounts receivable in 2006, 2005 and 2004. The Company’s top five partners collectively represented 27% and 24% of the Company’s accounts receivable balance at December 31, 2006 and 2005, respectively. The Company evaluates the credit worthiness of its customers and partners on a periodic basis. The Company generally does not require collateral.

9.	RETIREMENT SAVINGS PLAN

The Company maintains a 401(k) retirement savings plan (the “Plan”) to provide retirement benefits for substantially all of its North American employees. Participants in the Plan may elect to contribute up to 50% of their pretax annual compensation to the Plan, limited to the maximum amount allowed by the Internal Revenue Code (the “Code”), $15,000, $14,000 and $13,000 in 2006, 2005 and 2004, respectively, plus “catch-up” adjustments as permitted by the Code. The Company, at its discretion, may also make annual contributions to the Plan. The Company has made no contributions to the Plan through December 31, 2006.

In December 2006, the Company announced to its employees that beginning December 31, 2007 and subject to the Company achieving certain performance criteria, the Company will offer an annual employer match to eligible employees, as defined in the Plan, up to 25% of the first 4% of pretax employee contributions.

The Company has not expressed any intent to terminate the Plan but has the option to do so at any time subject to the provisions of the Employee Retirement Income Security Act of 1974.

-back to table of contents-

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

10.	INCOME TAXES

The following table presents the United States and foreign components of income before income taxes and the income tax benefit (expense) for fiscal 2006, 2005 and 2004. Income tax benefit (expense) attributable to income before income taxes consists of the following (in thousands):

	Current	Deferred	Total
2006:
United States Federal	$(72)	$5,000	$4,928
State and local	(50)	--	(50)
Foreign jurisdiction	(207)	--	(207)
Total	$(329)	$5,000	$4,671

2005:
United States Federal	$(60)	$--	$(60)
State and local	(15)	--	(15)
Foreign jurisdiction	(190)	--	(190)
Total	$(265)	$--	$(265)

2004:
United States Federal	$--	$--	$--
State and local	(8)	--	(8)
Foreign jurisdiction	(130)	--	(130)
Total	$(138)	$--	$(138)

The Company had $44.1 million of tax net operating loss carry-forwards and $4.7 million in tax credit carry-forwards at December 31, 2006. During 2006, the Company’s taxable income increased compared to prior periods and during the third quarter of 2006, management determined that it was more likely than not, based on the Company’s projections of future taxable income, that the Company would be able to utilize a portion of the deferred tax assets resulting from the tax loss and tax credit carry-forwards. As a result, the Company recorded an income tax benefit of $5.0 million during the third quarter of 2006 to reduce the valuation allowance for the Company’s deferred tax assets. Management will continue to evaluate the recoverability of the deferred tax assets on a quarterly basis. Unless circumstances indicate a change in the amount of deferred tax assets considered more likely than not to be recoverable, the Company will report income tax expense, as in previous periods, with the income tax expense principally related to foreign taxes.

Included in the net operating loss carry-forwards is $8.7 million related to disqualifying dispositions of stock options. The tax benefit of these deductions, if realized for financial reporting purposes, will be recorded as a credit to additional paid-in capital.

Income tax attributable to income before income taxes differed from the expected expense of $1.9 million, $800,000 and $400,000 for 2006, 2005 and 2004, respectively, which is computed by applying a blended income tax rate of 39% to pretax income, primarily due to changes in the valuation allowance against the deferred tax assets due to the uncertainty of their realizability. Management considers the scheduled reversal of deferred tax liabilities, if any, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of approximately $59.2 million prior to the expiration of the net operating loss carry-forwards and other deferred tax credit carry-forwards beginning in 2019.

-back to table of contents-

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	December 31
	2006	2005
Deferred tax assets attributable to:
Net operating loss carry-forward	$17,181	$15,375
Deferred revenue	2,305	2,026
Research and development credit carry-forward	4,651	3,803
Other	1,800	1,847
Total gross deferred tax assets	25,937	23,051
Less valuation allowance	(20,937)	(23,051)
Net deferred tax assets	$5,000	$--

11.	SEGMENT DISCLOSURES

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company views its operations and manages its business as principally one segment which is interaction management software applications licensing and associated services. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment.

Revenues derived from non-North American customers accounted for approximately 25%, 24% and 22% in 2006, 2005 and 2004, respectively, of the Company’s total revenues. The Company attributes its revenues to countries based on the country in which the customer is located. The sales and licensing revenues in each individual non-North American country accounted for less than 10% of total revenues in 2006, 2005 or 2004. As of December 31, 2006, approximately 11% of the Company’s fixed assets, which included computer and office equipment, furniture and fixtures and leasehold improvements, were located in foreign countries, of which one country represented a concentration of more than 2%.

12.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company has received notification from competitors and other technology providers claiming that the Company’s technology infringes their proprietary rights. The Company cannot assure you that these matters can be resolved amicably without litigation, or that the Company will be able to enter into licensing arrangements on terms and conditions that would not have a material adverse effect on its business, financial condition or results of operations.

On January 14, 2005, the Company entered into a non-exclusive license agreement with a telecommunication technology provider to use certain of its fax-related patents. As of September 30, 2006, the Company determined that it owed the final payment under the agreement of $225,000. The Company recorded an accrual for this amount as of September 30, 2006 and paid the amount in the fourth quarter of 2006.

In November 2002, the Company received a notification from the French government as a result of a tax audit that had been conducted encompassing the years 1998, 1999, 2000 and 2001. In December 2005, the Company received an additional notification from the French government as a result of an updated tax audit that they conducted. Both of these assessments claim various taxes are owed related to Value Added Tax (“VAT”) and corporation taxes in addition to what has previously been paid and accrued. As of December 31, 2006, the assessment related to VAT was approximately $5.6 million. The Company’s tax counsel has assessed the possibility of the Company paying the assessment related to VAT as remote and therefore, the Company has not accrued the VAT amount. The Company has filed for VAT refunds in France of more than $674,000, which the Company has not recorded as a receivable and to which the French government has not yet responded. The Company believes that these VAT refunds could be used to offset amounts owed to the French government in connection with the assessments. As of December 31, 2006, the assessment related to corporation taxes was approximately $395,000. The Company’s tax counsel has assessed the possibility of the Company paying the assessment related to corporation taxes as reasonably possible. As of December 31, 2006, the Company has recorded what it deems an appropriate amount for corporation taxes. The Company is appealing both the VAT and corporation tax assessments, but cannot assure you that these matters will be resolved without litigation or that it will not have to pay some or all of the assessments.

-back to table of contents-

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

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

The Company has received and may continue to receive certain payroll tax credits and real estate tax abatements that were granted to the Company based upon certain growth projections.  If the Company’s actual results are less than those projections, the Company may be subject to repayment of some or all of the payroll taxes or payment of additional real estate taxes in the case of the abatements.  The Company does not believe that it will be subject to payment of any money related to these taxes, however the Company cannot provide assurance as to the outcome.

13.	RESTRUCTURING AND OTHER CHARGES

During 2006 and 2005, the Company did not incur any restructuring charges. During 2004, the Company recognized $101,000 of legal expense related to a 2003 downsizing and reorganization in EMEA.

In February 2003, the Company announced its plan to downsize and reorganize resources in EMEA.  The French office was significantly affected, with most positions moved or eliminated.  The Company determined that the severance payments qualified as restructuring costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. These, along with related legal fees, were classified as restructuring expenses. The Company paid the settlement amount in the third quarter of 2006. Pursuant to the settlement agreements, the Company has no future obligations regarding this matter and there are no remaining claims with former employees in France.

A summary of the accrued restructuring charges, expensed amount, cash payments and the ending accrued restructuring charges for the years ended December 31, 2006, 2005 and 2004 is presented below (in thousands):
	Beginning Balance	Expense	Cash Payments	Ending Balance
2006:
EMEA restructuring	$491	$--	$(491)	$--

2005:
EMEA restructuring	$491	$--	$--	$491

2004:
EMEA restructuring	$549	$101	$(159)	$491
Headquarters relocation	267	--	(267)	--
Total	$816	$101	$(426)	$491

-back to table of contents-

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

14.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for the fiscal year beginning January 1, 2008. The Company is currently evaluating the impact, if any, of the adoption of SFAS 159. The Company does not expect the adoption of SFAS 159 will have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies to previous accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for the fiscal year beginning January 1, 2008. The Company is currently evaluating the impact, if any, of the adoption of SFAS 157. The Company does not expect the adoption of SFAS 157 will have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the SEC released SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 was released in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

Traditionally, there have been two widely recognized methods for quantifying the effects of financial statement misstatements: the “rollover” method and the “iron curtain” method. Under the new model, commonly referred to as the “dual approach,” quantification of errors is required under both the “iron curtain” and the “rollover” methods. SAB 108 permits companies to initially apply its provision either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 (year of adoption as permitted by the bulletin) with an offsetting adjustment recorded to the opening balance of retained earnings. SAB 108 became effective for the Company on January 1, 2006. As of December 31, 2006, the Company assessed the impact of SAB 108 using the dual approach. As a result, the accumulated deficit balance includes a January 1, 2006 SAB 108 transition adjustment of $475,000 associated with the cumulative effect of a net understatement of prior periods’ accrued commission and prepaid expenses deemed immaterial to those prior periods.  The error related mainly to fiscal years ended December 31, 2005 and 2004 and to periods prior to 2003 and resulted from both the use of incomplete information and the use of average commission rates to calculate the year end accrued commission balances.  Using the rollover method, the Company deemed these prior period adjustments immaterial and therefore recorded the net cumulative effect as a SAB 108 transition adjustment.

In July 2006, the FASB released Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainty in income taxes recognized in an enterprise’s financial statements. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on income tax returns. FIN 48 will be effective for the Company beginning January 1, 2007. As of December 31, 2006, the Company assessed the impact of FIN 48 and determined that the adoption of FIN 48 will not have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation) (“EITF 06-03”). EITF 06-03 clarifies how a company discloses its recording of taxes collected that are imposed on revenue-producing activities. EITF 06-03 is effective for the first interim reporting period beginning after December 15, 2006, and thus the Company is required to adopt this pronouncement beginning in its Quarterly Report on Form 10-Q for the three-month period ending March 31, 2007. Sales tax amounts collected from customers have been recorded on a net basis. The Company has determined that the adoption of EITF 06-03 will not have any effect on its consolidated financial position or results of operations.

-back to table of contents-

 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per share amounts)

	2006
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Revenues:
Product	$8,861	$9,586	$12,143	$12,607
Services	9,069	9,667	10,030	11,257
Total revenues	17,930	19,253	22,173	23,864
Cost of revenue:
Product	1,333	2,033	2,707	3,245
Services	3,144	3,315	3,950	4,741
Total cost of revenue	4,477	5,348	6,657	7,986
Gross profit	13,453	13,905	15,516	15,878
Operating expenses:
Sales and marketing	6,879	6,855	7,694	8,179
Research and development	3,041	3,221	3,414	3,500
General and administrative	2,534	2,833	2,739	2,886
Total operating expenses	12,454	12,909	13,847	14,565
Operating income	999	996	1,669	1,313
Other income (expense):
Interest income, net	104	116	162	312
Other expense, net	(52)	(12)	(25)	(5)
Total other income	52	104	137	307
Income before income taxes	1,051	1,100	1,806	1,620
Income tax benefit (expense)	(39)	(138)	4,912	(64)
Net income	$1,012	$962	$6,718	$1,556

Net income per share:
Basic	$0.06	$0.06	$0.40	$0.09
Diluted	0.06	0.05	0.36	0.08

Shares used to compute net income per share:
Basic	16,251	16,433	16,626	16,895
Diluted	17,178	18,070	18,545	19,130

-back to table of contents-

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per share amounts)

	2005
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Revenues:
Product	$7,886	$8,596	$7,783	$9,031
Services	6,707	7,026	7,405	8,503
Total revenues	14,593	15,622	15,188	17,534
Cost of revenue:
Product	766	1,108	963	1,824
Services	2,707	2,703	2,743	2,872
Total cost of revenue	3,473	3,811	3,706	4,696
Gross profit	11,120	11,811	11,482	12,838
Operating expenses:
Sales and marketing	5,854	6,146	6,188	5,961
Research and development	3,195	3,212	3,061	2,915
General and administrative	2,021	2,035	2,153	2,118
Total operating expenses	11,070	11,393	11,402	10,994
Operating income	50	418	80	1,844
Other income (expense):
Interest income, net	51	62	69	87
Other expense, net	(46)	(136)	(74)	(32)
Total other income (expense)	5	(74)	(5)	55
Income before income taxes	55	344	75	1,899
Income tax expense	(30)	(54)	(47)	(134)
Net income	$25	$290	$28	$1,765

Net income per share:
Basic	$0.00	$0.02	$0.00	$0.11
Diluted	0.00	0.02	0.00	0.10

Shares used to compute net income per share:
Basic	15,958	16,015	16,054	16,085
Diluted	16,554	16,685	16,928	16,860

-back to table of contents-

Interactive Intelligence, Inc.
Schedule II - Valuation and Qualifying Accounts
For the Years Ended December 31, 2006, 2005 and 2004

Description	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses, net	Charged to Other Accounts	Deductions (1)	Balance at End of Period
Accounts receivable allowances deducted from asset accounts:
Years Ended December 31,
2006	$652,000	$186,000	$--	$242,000	$596,000
2005	410,000	307,000	--	65,000	652,000
2004	354,000	174,000	--	118,000	410,000
(1)	Uncollectible accounts written off, net of recoveries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006 pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

-back to table of contents-

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management (with the participation and under the supervision of our principal executive and principal financial officers) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2006 based on criteria in Internal Control—Integrated Framework issued by COSO. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, and KPMG LLP has issued an audit report on management’s assessment of the effectiveness of our internal control over financial reporting and on the effectiveness of our internal control over financial reporting as of December 31, 2006, dated March 15, 2007 which is included in Item 9A(d) in this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2006, it was determined that our accounting staff did not initially complete all their contract review steps and recalculations related to amounts recognized in revenue for the three months ended September 30, 2006, resulting in an understatement of product revenues reported to management for the quarter. During the three month period and for the year ended December 31, 2006, we performed additional analyses and other post- closing procedures, for the quarter and the year, to ensure our financial statements were prepared in accordance with accounting principles generally accepted in the United States. Accordingly, we believe that the accompanying consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Except for the remedial procedures described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, our independent registered public accounting firm, and KPMG LLP has issued an audit report dated March 15, 2007 on management’s assessment of the effectiveness of our internal control over financial reporting and on the effectiveness of our internal control over financial reporting as of December 31, 2006, as stated in their report which is as follows:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Interactive Intelligence, Inc.:

We have audited management's assessment, included in the Management's Report on Internal Control Over Financial Reporting appearing in Item 9A(b), that Interactive Intelligence, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Interactive Intelligence Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

-back to table of contents-

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Interactive Intelligence, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Interactive Intelligence, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Interactive Intelligence, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 15, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Indianapolis, Indiana
March 15, 2007

-back to table of contents-

ITEM 9B.	OTHER INFORMATION.

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item concerning our directors, nominees for director, executive officers, audit committee members and financial expert, code of ethics, disclosure of delinquent filers and transactions with related persons is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held on June 8, 2007, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2006.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item concerning remuneration of our executive officers and directors, material transactions involving such executive officers and directors and Compensation Committee interlocks, as well as the Compensation Committee Report, are incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held on June 8, 2007, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item concerning the stock ownership of management, five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held on June 8, 2007, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2006.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item concerning certain relationships and related person transactions, and director independence is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held on June 8, 2007, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2006.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item concerning the fees and services of our independent registered public accounting firm and our Audit Committee actions with respect thereto is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held on June 8, 2007, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2006.

-back to table of contents-

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1.	Financial Statements

The Consolidated Financial Statements are set forth under Item 8 of Part II of this Annual Report on Form 10-K.

2.	Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts is set forth under Item 8 of Part II of this Annual Report on Form 10-K.

All other schedules are omitted because they are either not required, not applicable, or the required information is otherwise shown in the Consolidated Financial Statements, the Notes thereto or the Schedule II - Valuation and Quantifying Accounts.

3.	Exhibits

Documents listed below are being filed as exhibits herewith. Documents identified by parenthetical numbers are being incorporated herein by reference and, pursuant to Rule 12b-32 of the General Rules and Regulations promulgated by the Commission under the Securities Exchange Act of 1934, reference is made to such documents as previously filed as exhibits with the Commission.

-back to table of contents-

Exhibit
Number		Document
3.1	(1)	Restated Articles of Incorporation of the Company

3.2	(1)	By-Laws of the Company, as amended to date

10.1	(1)	*1995 Incentive Stock Option Plan, as amended

10.2	(1)	*1995 Nonstatutory Stock Option Incentive Plan

10.3	(3)	*1999 Stock Option and Incentive Plan, as amended February 22, 2000

10.4	(13)	*Outside Directors Stock Option Plan, as amended May 19, 2004

10.5	(21)	*Form of Change of Control and Retention Agreement by and between the Company and each of Stephen R. Head, Joseph A. Staples, Pamela J. Hynes and Gary R. Blough

10.8	(2)
Patent License Agreement, dated December 31, 2004, between the Company and AudioFAX IP LLC (confidential treatment has been granted for certain portions of this exhibit, and accordingly, those portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission)

10.9	(8)
Revolving Note, dated November 2, 2005, between the Company and Fifth Third Bank (Central Indiana) ("Fifth Third"), Security and Pledge Agreement made by the Company in favor of Fifth Third, dated November 2, 2005 and Control Agreement between the Company and Fifth Third, dated November 2, 2005.

-back to table of contents-

10.10	(20)	* Employment Agreement, Non-Disclosure and Non-Competition between the Company and Gary R. Blough, dated May 26, 2006

10.11	(12)	*Employment Agreement between the Company and Stephen R. Head, dated November 3, 2003

10.12	(1)	*(i) Employment Agreement between the Company and Jeremiah J. Fleming, dated as of March 1, 1997

	(1)	*(ii) Amendment A, dated May 14, 1999, to Employment Agreement between the Company and Jeremiah J. Fleming, dated as of March 1, 1997

	(9)	*(iii) Letter of Assignment between the Company and Jeremiah J. Fleming, dated as of April 1, 2001

10.13	(14)	*Employment Agreement between the Company and Pamela J. Hynes dated November 4, 1996 and the First Amendment to Employment Agreement between the Company and Pamela J. Hynes dated February 23, 2000

10.14	(1)	*Stock Option Agreement between the Company and Donald E. Brown, M.D., dated September 22, 1998

10.15	(19)	* Employment, Non-Disclosure and Non-Competition Agreement between the Company and Melinda W. Marshall, dated June 26, 2006

10.16	(10)
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

	(8)
(iv) Amendment No. 1 to Sublease, dated January 30, 2006, between the Company and ANGEL Learning, Inc. (formerly CyberLearning Labs, Inc.) (Exhibits thereto will be furnished supplementally to the Securities and Exchange Commission upon request.)

10.17	(23)	*Separation and Release Agreement between the Company and Jeremiah J. Fleming, dated March 7, 2007

10.18	(1)	Consolidated Subordinated Promissory Note made by the Company in favor of Donald E. Brown, M.D., dated May 1, 1999

10.19	(1)	(i) Office Lease, dated September 16, 1998, between the Company and College Park Plaza Associates, Inc.

	(4)	(ii) Lease Modification Agreement, dated December 8, 1999, between the Company and College Park Plaza Associates, Inc.

-back to table of contents-
10.20		*Letter of Assignment between the Company and Pamela J. Hynes, dated as of January 2, 2007

10.21	(15)
*Form of Agreement for Incentive Stock Options under 1999 Stock Option and Incentive Plan (incorporated herein by reference from Exhibit No. (d)(3) to the Schedule TO filed by the Company on April 26, 2001)

10.22	(16)
*Form of Agreement for Nonqualified Stock Options under 1999 Stock Option and Incentive Plan (incorporated herein by reference from Exhibit No. (d)(4) to the Schedule TO filed by the Company on April 26, 2001)

10.23	(1)	Form of Indemnity Agreement between the Company and each of its directors and executive officers

10.24	(11)	*Form of Agreement for Outside Directors Stock Option under Outside Directors Stock Option Plan

10.25	(17)	*Employment Agreement dated January 3, 2005 between the Company and Joseph A. Staples

10.26		*Summary of Certain Director and Executive Compensation

10.27	(5)	*Form of Amendment to Employment Agreement, dated March 15, 2000, between the Company and Jeremiah J. Fleming

10.28	(6)	*Interactive Intelligence, Inc. Employee Stock Purchase Plan, as amended

10.29	(7)	*Interactive Intelligence, Inc. 401(k) Savings Plan

10.34	(18)	*Interactive Intelligence, Inc. 2006 Equity Incentive Plan

10.35	(22)	*Form of Incentive Stock Option Agreement under 2006 Equity Incentive Plan

10.36	(22)	*Form of Nonqualified Stock Option Agreement under 2006 Equity Incentive Plan

21		Subsidiaries of the Company as of December 31, 2006

23		Consent of KPMG LLP, Independent Registered Public Accounting Firm

-back to table of contents-

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Notes:
*	The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

(1)	The copy of this exhibit filed as the same exhibit number to the Company’s Registration Statement on Form S-1 (Registration No. 333-79509) is incorporated herein by reference.

(2)	The copy of this exhibit filed as the same exhibit number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 is incorporated herein by reference.

(3)	The copy of this exhibit filed as the same exhibit number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 is incorporated herein by reference.

(4)	The copy of this exhibit filed as the same exhibit number to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 is incorporated herein by reference.

(5)	The copy of this exhibit filed as the same exhibit number to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 is incorporated herein by reference.

(6)	The copy of this exhibit filed as the same exhibit number to the Company’s Current Report on Form 8-K filed on January 5, 2006 is incorporated herein by reference.

(7)	The copy of this exhibit filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-33772) is incorporated herein by reference.

(8)	The copy of this exhibit filed as the same exhibit number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 is incorporated herein by reference.

(9)	The copy of this exhibit filed as the same exhibit number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 is incorporated herein by reference.

(10)	The copy of this exhibit filed as the same exhibit number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 is incorporated herein by reference.

(11)	The copy of this exhibit filed as the same exhibit number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 is incorporated herein by reference.

(12)	The copy of this exhibit filed as the same exhibit number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 is incorporated herein by reference.

(13)	The copy of this exhibit filed as Appendix A to the Company’s Definitive Proxy Statement filed on April 8, 2004 is incorporated herein by reference.

(14)	The copy of this exhibit filed as the same exhibit number to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

(15)	The copy of this exhibit filed as Exhibit No. (d)(3) to the Schedule TO filed by the Company on April 26, 2001 is incorporated herein by reference.

(16)	The copy of this exhibit filed as Exhibit No. (d)(4) to the Schedule TO filed by the Company on April 26, 2001 is incorporated herein by reference.

(17)	The copy of this exhibit filed as the same exhibit number to the Company’s Current Report on Form 8-K filed on January 6, 2005 is incorporated herein by reference.

(18)	The copy of this exhibit filed as the same exhibit number to the Company’s Current Report on Form 8-K filed on May 23, 2006 is incorporated herein by reference.

(19)	The copy of this exhibit filed as the same exhibit number to the Company’s Current Report on Form 8-K filed on July 21, 2006 is incorporated herein by reference.

(20)	The copy of this exhibit filed as Exhibit No. 10.6 to the Company’s Current Report on Form 8-K filed on May 31, 2006 is incorporated herein by reference.

(21)	The copy of this exhibit filed as the same exhibit number to the Company’s Current Report on Form 8-K filed on March 17, 2006 is incorporated herein by reference.

(22)	The copy of this exhibit filed as the same exhibit number to the Company’s Current Report on Form 8-K filed on February 22, 2007 is incorporated herein by reference.

(23)	The copy of this exhibit filed as the same exhibit number to the Company’s Current Report on Form 8-K filed on March 9, 2007 is incorporated herein by reference.

-back to table of contents-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Interactive Intelligence, Inc.
(Registrant)

Date: March 15, 2007	By:	/s/ Stephen R. Head
Stephen R. Head
Chief Financial Officer, Vice President of Finance and Administration, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITY	DATE

/s/ Donald E. Brown, M.D.	Chairman of the Board of Directors,	March 15, 2007
Donald E. Brown, M.D.	President, Chief Executive Officer
(Principal Executive Officer)

/s/ Stephen R. Head	Chief Financial Officer,	March 15, 2007
Stephen R. Head	Vice President of Finance and Administration, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Edward L. Hamburg, Ph. D.	Director	March 15, 2007
Edward L. Hamburg, Ph. D.

/s/ Mark E. Hill	Director	March 15, 2007
Mark E. Hill

/s/ Samuel F. Hulbert, Ph.D.	Director	March 15, 2007
Samuel F. Hulbert, Ph.D.

Director
William E. McWhirter

/s/ Richard A. Reck	Director	March 15, 2007
Richard A. Reck