Form 10-Q
period 2007-03-31
INTERACTIVE INTELLIGENCE INC
filed 2007-05-10
CIK 1083318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(317) 872-3000 (Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No *

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer" as defined in Rule 12b-2 of the Exchange Act.     Large accelerated filer *   Accelerated filer ☒  Non-accelerated filer *

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes * No ☒

As of April 30, 2007, there were 17,370,992 shares outstanding of the registrant’s common stock, $0.01 par value.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements.

Interactive Intelligence, Inc.
Condensed Consolidated Balance Sheets
As of March 31, 2007 and December 31, 2006
(in thousands, except share and per share amounts)

	March 31, 2007	December 31, 2006
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$22,516	$13,531
Short-term investments	8,997	13,555
Accounts receivable, net of allowance for doubtful accounts of $596 in 2007 and 2006	18,578	21,370
Deferred tax assets, net	1,314	1,314
Prepaid expenses	5,645	5,358
Other current assets	2,336	1,818
Total current assets	59,386	56,946
Property and equipment, net	6,204	5,469
Deferred tax assets, net	3,686	3,686
Other assets, net	663	674
Total assets	$69,939	$66,775

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$7,987	$7,885
Accrued compensation and related expenses	2,892	3,825
Deferred product revenues	5,565	5,910
Deferred services revenues	26,157	24,877
Total current liabilities	42,601	42,497

Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	--	--
Common stock, $0.01 par value: 100,000,000 shares authorized; 17,361,143 issued and outstanding at March 31, 2007 and 17,139,804 issued and outstanding at December 31, 2006	173	171
Additional paid-in capital	73,918	72,528
Accumulated deficit	(46,753)	(48,421)
Total shareholders’ equity	27,338	24,278
Total liabilities and shareholders’ equity	$69,939	$66,775

See Accompanying Notes to Condensed Consolidated Financial Statements

- back to table of contents -
Interactive Intelligence, Inc.
Condensed Consolidated Statements of Income (unaudited)
For the Three Months Ended March 31, 2007 and 2006
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
Revenues:
Product	$12,261	$8,861
Services	11,932	9,069
Total revenues	24,193	17,930
Cost of revenues:
Product	2,441	1,333
Services	4,797	3,063
Total cost of revenues	7,238	4,396
Gross profit	16,955	13,534
Operating expenses:
Sales and marketing	8,644	6,879
Research and development	3,897	3,122
General and administrative	3,065	2,534
Total operating expenses	15,606	12,535
Operating income	1,349	999
Other income (expense):
Interest income, net	472	104
Other expense, net	(56)	(52)
Total other income, net	416	52
Income before income taxes	1,765	1,051
Income tax expense	(97)	(39)
Net income	$1,668	$1,012

Net income per share:
Basic	$0.10	$0.06
Diluted	0.09	0.06

Shares used to compute net income per share:
Basic	17,247	16,251
Diluted	19,236	17,178

See Accompanying Notes to Condensed Consolidated Financial Statements

- back to table of contents -
Interactive Intelligence, Inc.
Condensed Consolidated Statement of Shareholders’ Equity (unaudited)
For the Three Months Ended March 31, 2007
(in thousands)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2006	17,139	$171	$72,528	$(48,421)	$24,278

Issuances of common stock	3	--	50	--	50
Exercise of stock options	219	2	672	--	674
Stock-based compensation	--	--	668	--	668
Net income	--	--	--	1,668	1,668
Balances, March 31, 2007	17,361	$173	$73,918	$(46,753)	$27,338

See Accompanying Notes to Condensed Consolidated Financial Statements

- back to table of contents -
Interactive Intelligence, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
For the Three Months Ended March 31, 2007 and 2006
(in thousands)

	Three Months Ended March 31,
	2007	2006
Operating activities:
Net income	$1,668	$1,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	573	430
Accretion of investment income	(153)	--
Stock-based compensation expense related to stock options	668	493
Loss on disposal of fixed assets	--	2
Changes in operating assets and liabilities:
Accounts receivable	2,792	797
Prepaid expenses	(287)	(1,049)
Other current assets	(518)	(146)
Other assets	11	(9)
Accounts payable and accrued liabilities	102	(109)
Accrued compensation and related expenses	(933)	(153)
Deferred product revenues	(345)	735
Deferred services revenues	1,280	1,308
Net cash provided by operating activities	4,858	3,311

Investing activities:
Purchases of property and equipment	(1,308)	(488)
Purchases of available-for-sale investments	(3,454)	(1,227)
Sales of available-for-sale investments	8,165	--
Net cash provided by (used in) investing activities	3,403	(1,715)

Financing activities:
Proceeds from issuance of common stock	50	57
Proceeds from stock options exercised	674	862
Net cash provided by financing activities	724	919

Net increase in cash and cash equivalents	8,985	2,515
Cash and cash equivalents, beginning of period	13,531	11,551
Cash and cash equivalents, end of period	$22,516	$14,066

Cash paid for interest	$--	$3
Cash paid for taxes	27	93

See Accompanying Notes to Condensed Consolidated Financial Statements

- back to table of contents -
Interactive Intelligence, Inc.
Notes To Condensed Consolidated Financial Statements
March 31, 2007 and 2006 (unaudited)

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

The Company commenced principal operations in 1994 and revenues were first recognized in 1997. Since then, the Company has established wholly-owned subsidiaries in Australia, France, the Netherlands and the United Kingdom. The Company also currently has international branch offices in Canada, Germany, Japan, Korea, Malaysia, Singapore and Sweden. The Company markets its software applications in the Americas, Europe, the Middle East and Africa, and Asia/Pacific.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the Company’s opinion, the Condensed Consolidated Financial Statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented.

The accompanying Condensed Consolidated Balance Sheet at December 31, 2006 has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC. The Company’s results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

- back to table of contents -
Interactive Intelligence, Inc.
Notes To Condensed Consolidated Financial Statements
March 31, 2007 and 2006 (unaudited)

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

For a perpetual license agreement, upon meeting the revenue recognition criteria above, the Company immediately recognizes as product revenues the amount of initial license fees if sufficient vendor specific objective evidence of fair value (“VSOE”) exists to support allocating a portion of the total fee to the undelivered elements of the arrangement. If sufficient VSOE of the undelivered elements does not exist, the Company recognizes the initial license fee as product revenues ratably over the initial term of the support agreement once support is the only undelivered element. The support period is generally 12 months but may be up to 18 months for initial orders because support begins when the licenses are downloaded, when support commences, or no more than six months following the contract date. The Company determines VSOE of support in perpetual agreements based on substantive renewal rates the customer must pay to renew the support. The VSOE of other services is based on amounts charged when the services are sold in stand-alone sales.

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

Stock-Based Compensation

The Company accounts for its employee and director stock options in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) and the guidance of the SEC Staff Accounting Bulletin No. 107 (“SAB 107”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, based on fair values. As permitted by SFAS 123R, the Company used the Black-Scholes option-pricing model as its method of valuation for share-based payment awards. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and an expected risk-free rate of return. If factors change and the Company uses different assumptions for estimating stock-based compensation expense in future periods, stock-based compensation expense may differ materially in the future from that recorded in the current period.

- back to table of contents -
Interactive Intelligence, Inc.
Notes To Condensed Consolidated Financial Statements
March 31, 2007 and 2006 (unaudited)

Stock-based compensation expense for employee stock options recognized under SFAS 123R for the three months ended March 31, 2007 and 2006 was $668,000 and $489,000, respectively.

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

See Note 7 for further information on the Company’s income taxes.

Legal Proceedings

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current period presentation. Prior to January 1, 2007, costs related to the development of the Company’s packaged solutions were included in cost of services. Beginning January 1, 2007, these costs have been reclassified from cost of services to research and development.

3.	NET INCOME PER SHARE

Basic net income per share is calculated based on the weighted-average number of outstanding common shares in accordance with SFAS No. 128, Earnings per Share. Diluted net income per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares. When the Company reports net income, the calculation of diluted net income per share excludes shares underlying outstanding stock options that would be antidilutive. Potential common shares are composed of shares of common stock issuable upon the exercise of stock options (in thousands, except per share amounts).
	Three Months Ended March 31,
	2007	2006
Net income, as reported (A)	$1,668	$1,012

Weighted average outstanding shares of common stock (B)	17,247	16,251
Dilutive effect of employee stock options	1,989	927
Common stock and common stock equivalents (C)	19,236	17,178

Net income per share:
Basic (A/B)	$0.10	$0.06
Diluted (A/C)	0.09	0.06

- back to table of contents -
Interactive Intelligence, Inc.
Notes To Condensed Consolidated Financial Statements
March 31, 2007 and 2006 (unaudited)

Antidilutive shares not included in the diluted per share calculation for the three months ended March 31, 2007 and 2006 were 412,293 and 1.3 million, respectively.

4.	STOCK-BASED COMPENSATION

The Company’s Stock Option Plans, adopted in 1995, 1999 and 2006, authorize the Board of Directors or the Compensation Committee, as applicable, to grant incentive and nonqualified stock options, and, in the case of the 2006 Equity Incentive Plan (the “2006 Plan”), stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards. The 2006 Plan was adopted at the Company’s 2006 Annual Meeting of Shareholders held in May 2006. After adoption of the 2006 Plan, the Company may no longer issue grants from previous plans, but any shares subject to awards under the 1999 Stock Option and Incentive Plan and the Outside Directors Stock Option Plan (collectively, the “1999 Plans”) that are cancelled will be added to shares available under the 2006 Plan. A maximum of 4,950,933 shares are available for delivery under the 2006 Plan, which consists of (i) 1,250,000 shares, plus (ii) 320,000 shares available for issuance under the 1999 Plans, but not underlying any outstanding stock options or other awards under the 1999 Plans, plus (iii) up to 3,380,933 shares subject to outstanding stock options or other awards under the 1999 Plans that expire, are forfeited or otherwise terminate unexercised on or after May 18, 2006. The number of shares available under the 2006 Plan is subject to adjustment for certain changes in the Company’s capital structure. The exercise price of options granted under the 2006 Plan is equal to the closing price of the Company’s common stock on the last trading day prior to the date of grant.

Options granted under the 2006 Plan prior to 2007 generally vest in equal annual installments over four years from the first anniversary of the date of grant, although the vesting period for a grant is at the Compensation Committee’s discretion. Stock options granted in the three month period ended March 31, 2007 were categorized into two groups: executive officer grants and non-executive officer and director grants. Stock options granted to non-executive officers and directors during the period are subject only to normal service vesting. The fair value of these non-executive officer and director option grants is estimated on the date of grant and the related compensation expense is recognized for the entire award on a straight-line basis over the vesting period. Stock options granted to executive officers during the period are subject to cancellation if specified performance targets for fiscal 2007 (as defined in the executives’ 2007 compensation plans) are not achieved. If the applicable performance targets are achieved, the options will vest in four equal installments on each of January 1, 2009, 2010, 2011 and 2012. The fair value of the executive officer option grants is estimated on the date of grant and the related compensation expense is recognized over the requisite service period, including the initial period for which the performance targets must be met, for each separately vesting portion of the award as if each vesting tranche was a separate award. The valuation assumptions used for each method are similar, although tailored for each vesting tranche of the awards for the executive officer grants.

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

Expense Information under SFAS 123R

The following table summarizes the allocation of stock-based compensation expense related to employee stock options under SFAS 123R for the three months ended March 31, 2007 and 2006 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2007	2006
Stock-based compensation expense for employee stock options by category:
Cost of services	$46	$39
Sales and marketing	300	285
Research and development	100	49
General and administrative	222	116
Total stock-based compensation expense for employee stock options	$668	$489

Effect of stock-based compensation for employee stock options on net income per share
Basic	$(0.04)	$(0.03)
Diluted	(0.03)	(0.03)

- back to table of contents -
Interactive Intelligence, Inc.
Notes To Condensed Consolidated Financial Statements
March 31, 2007 and 2006 (unaudited)

5.	CONCENTRATION OF CREDIT RISK

No partner represented a greater than 10% concentration of the Company’s accounts receivable as of March 31, 2007. One partner had a concentration of 12% of the Company’s accounts receivable as of March 31, 2006. No customer or partner accounted for 10% or more of the Company’s accounts receivable at December 31, 2006. In addition, no customers or partners had greater than 10% concentration of the Company’s revenues for the three months ended March 31, 2007 and 2006.

6.	COMMITMENTS AND CONTIGENCIES

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

In November 2002, the Company received a notification from the French government as a result of a tax audit that had been conducted encompassing the years 1998, 1999, 2000 and 2001. In December 2005, the Company received an additional notification from the French government as a result of an updated tax audit that they conducted. Both of these assessments claim various taxes are owed related to Value Added Tax (“VAT”) and corporation taxes in addition to what has previously been paid and accrued. As of March 31, 2007, the assessment related to VAT was approximately $5.7 million. The Company’s tax counsel has assessed the possibility of the Company paying the assessment related to VAT as remote and therefore, the Company has not accrued the VAT amount. The Company has filed for VAT refunds in France of more than $600,000, which the Company has not recorded as a receivable and to which the French government has not yet responded. The Company believes that these VAT refunds could be used to offset amounts owed to the French government in connection with the assessments. As of March 31, 2007, the assessment related to corporation taxes was approximately $681,000. The Company’s tax counsel has assessed the possibility of the Company paying the assessment related to corporation taxes as reasonably possible. As of March 31, 2007, the Company has recorded what it deems an appropriate amount for corporation taxes. The Company is appealing both the VAT and corporation tax assessments, but cannot assure you that these matters will be resolved without litigation or that it will not have to pay some or all of the assessments.

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

Other Contingencies

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

7.	INCOME TAXES

The Company recorded its income taxes in accordance with SFAS 109. Management considers, when assessing the realizability of deferred tax assets, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, if any, projected future taxable income, and tax planning strategies in making this assessment.

The Company had $44.1 million of tax net operating loss carry-forwards and $4.7 million in tax credit carry-forwards at December 31, 2006. Included in the net operating loss carry-forwards was $8.7 million related to disqualifying dispositions of stock options. The tax benefit of these deductions, if realized for financial reporting purposes, will be recorded as a credit to additional paid-in capital. The Company recorded an income tax benefit of $5.0 million during the third quarter of 2006 to reduce the valuation allowance for its deferred tax assets. Management will continue to evaluate the recoverability of the deferred tax assets on a quarterly basis.

Effective January 1, 2007, the Company adopted FIN 48. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Adoption of FIN 48 had no impact on the Company's consolidated results of operations and financial position.

- back to table of contents -
Interactive Intelligence, Inc.
Notes To Condensed Consolidated Financial Statements
March 31, 2007 and 2006 (unaudited)

     Upon adoption of FIN 48, the Company identified an uncertain tax position related to certain tax credits that the Company currently believes may not meet the more likely than not recognition threshold under FIN 48 to be sustained upon examination. Since this uncertain tax position has not been utilized and had a full valuation allowance established, the effect would be to reduce the gross deferred tax asset and valuation allowance by $4.7 million. This amount relates to unrecognized tax benefits that would impact the effective tax rate if recognized absent the valuation allowance. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax years 2003 and forward remain open for examination for federal tax purposes and tax years 2002 and forward remain open for examination for the Company’s more significant state tax jurisdictions. To the extent utilized in future years’ tax returns, net operating loss and capital loss carry forwards at March 31, 2007 will remain subject to examination until the respective tax year is closed.

8.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for the fiscal year beginning January 1, 2008. The Company is currently evaluating the impact, if any, of the adoption of SFAS 159. The Company does not expect the adoption of SFAS 159 will have a material impact on its consolidated financial position, results of operations or cash flows.

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

9.	SUBSEQUENT EVENT

On April 23, 2007, the Company announced it had acquired the professional services division of Alliance Systems Ltd. for $1.1 million in cash, with adjustments for certain costs and pro-rated customer receipts, pursuant to an Asset Purchase Agreement, dated as of April 17, 2007. The Company funded the purchase price with cash available from operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide investors with an understanding of the Company’s past performance, its financial condition and its prospects and should be read in conjunction with other sections of this Form 10-Q. Investors should carefully review the information contained in this report under Part II, “Item 1A: Risk Factors”. The following will be discussed and analyzed:

• Forward-Looking Information

• Overview Business Strategy

• Financial Highlights

• Historical Results of Operations

• Liquidity and Capital Resources

• Critical Accounting Policies and Estimates

Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q contain “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended) that involves risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can often be identified by their use of such verbs as “expects”, “anticipates”, “believes”, “intend”, “plan”, “may”, “should”, “will”, “would”, “will be”, “will continue”, “will likely result”, or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, rapid technological changes in the industry; our ability to maintain profitability, to manage successfully our growth and increasingly complex third party relationships, to maintain successful relationships with our current and any new resellers, to maintain and improve our current products and to develop new products and to protect our proprietary rights adequately; and other factors set forth in our Securities and Exchange Commission (“SEC”) filings, including the Item 1A “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

- back to table of contents -

Overview

Interactive Intelligence, Inc. (“Interactive Intelligence”, “we”, “us” or “our”) was formed in 1994 as an Indiana corporation and maintains its world headquarters and executive offices at 7601 Interactive Way, Indianapolis, IN 46278. Our telephone number is (317) 872-3000. We are located on the Web at http://www.inin.com. Our periodic and current reports and all amendments to those reports required to be filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our investor relations page located on our Website at http://www.inin.com/investors.

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

By implementing our all-in-one solutions, businesses are able to unify communications, enhance workforce effectiveness and productivity, and readily adapt to constantly changing market and customer requirements. Moreover, organizations are able to reduce the cost and complexity of traditional “multi-point” legacy communications hardware systems that are seldom fully integrated.

Financial Highlights

For the three months ended March 31, 2007, revenues grew 1% over the previous three month period and 35% over the three months ended March 31, 2006. Factors that affect revenues in any particular quarter include potential customers’ budget constraints, personnel resources to implement our solutions, historical product order patterns and willingness to implement a critical telecommunications system. As the table below shows, revenues in any particular quarter can greatly fluctuate from other periods. Because the terms of a contract or prior payment experience with a customer or reseller affect revenue recognition, revenue recognition may occur in a period later than when an order is received.

The information below shows our total revenues (in millions) for the most recent five quarters and the years ended December 31, 2006, 2005 and 2004 and the percentage change over the previous period.

Period	Revenues	% Growth
Three months ended:
March 31, 2007	$24.2	1%
December 31, 2006	23.9	8
September 30, 2006	22.2	15
June 30, 2006	19.3	8
March 31, 2006	17.9	2

Year ended December 31:
2006	$83.2	32%
2005	62.9	14
2004	55.1	7

Although revenues can fluctuate from quarter to quarter, we have experienced increasing annual revenue growth, which we attribute to a number of factors including but not limited to: adoption of VoIP technologies by our customers; increasing market awareness of our solutions; product improvements in scalability and the reliability of our products; reductions in hardware costs to deploy our solutions making our solutions more financially attractive to customers; changes in our sales program to target new customers; and establishment of an inside sales group to work with current customers.

For the three months ended March 31, 2007, product revenues increased $3.4 million or 38%, compared to the three months ended March 31, 2006. This increase was related to the incremental dollar value of orders received.

- back to table of contents -

For the three months ended March 31, 2007, services revenues increased $2.9 million or 32%, compared to the same period in 2006. This increase was primarily related to additional support fees and annually renewable license fees, which were recognized for our growing installed customer base, and which were approximately 75% of our first quarter 2007 services revenues. In addition, other services revenues, mainly professional services, increased $1.1 million, during the first quarter of 2007 compared to the same period in 2006, as our professional services group installed our solutions at some of our other large, direct customers that began licensing our solutions after the first quarter of 2006.

Total cost of revenues increased 65% for the three months ended March 31, 2007 compared to the same period in 2006. This increase was primarily due to personnel-related costs in the services department and royalty expenses as a result of licensing more third party software as part of the orders received. In addition, in the three months ended March 31, 2007, we incurred hardware costs for handsets, servers, and gateways related to our IP PBX product, which were costs that were not incurred in the same period in 2006.

The following table summarizes stock-based compensation expense related to employee stock options under SFAS 123R for the three months ended March 31, 2007 and 2006 which was allocated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2007	2006
Stock-based compensation expense for employee stock options by category:
Cost of services	$46	$39
Sales and marketing	300	285
Research and development	100	49
General and administrative	222	116
Total stock-based compensation expense for employee stock options	$668	$489

Effect of stock-based compensation for employee stock options on net income per share
Basic	$(0.04)	$(0.03)
Diluted	(0.03)	(0.03)

Prior to 2007, our Compensation Committee granted stock options to our executive officers based on historical performance after our quarterly and/or annual financial results were known. For fiscal 2007, our Compensation Committee granted stock options to our executive officers at the beginning of the year subject to cancellation if specified performance targets for fiscal 2007 (as defined in the executives’ 2007 compensation plans) are not achieved (the “2007 options”). If the applicable performance targets are achieved, the 2007 options will vest in four equal installments on each of January 1, 2009, 2010, 2011 and 2012. These 2007 options were granted at an exercise price of $17.28 per share, the closing price of our common stock, as reported by The NASDAQ Stock Market, on February 14, 2007, the business day immediately preceding the grant date. These 2007 options will expire on January 1, 2014, unless cancelled due to failure to achieve applicable performance targets or unless earlier terminated in accordance with the terms of our 2006 Plan. Our Compensation Committee believes that this practice will better reward our executive officers for superior performance. The fair value of these executive officer option grants was estimated on the date of grant and the related compensation expense will be recognized over the requisite service period, including the initial period for which the performance targets must be met, for each separately vesting portion of the award as if each vesting tranche was a separate award. The fair value of our remaining option grants is estimated on the date of grant and the related compensation expense of the entire award was recognized on a straight-line basis over the vesting period. Therefore, the increase in stock-based compensation expense from the first quarter of 2006 to the first quarter of 2007 was primarily attributed to these 2007 options that have accelerated compensation expense recognition and were granted at the beginning of the year instead of after our quarterly and/or annual financial results are determined.

Based on currently issued non-vested options as of March 31, 2007, we expect expenses related to SFAS 123R to be approximately $2.2 million for the remainder of 2007.

Operating expenses for the three months ended March 31, 2007 increased $3.1 million or 24% compared to the same period in 2006. Of this increase, we recognized $179,000 of additional compensation expense related to SFAS 123R, as described above. In addition, we incurred additional compensation expense of $2.3 million due to a 24% increase in company-wide staffing. We also incurred other higher costs for professional services related to legal and accounting fees and outsourcing contractors. Sales and marketing expenses during the first quarter of 2007, as compared to 2006, included a $175,000 lump sum severance payment we made to a former executive officer. These increases were slightly offset by decreases in bad debt expense, marketing activities and other miscellaneous expenses.

We had $31.5 million of cash and cash equivalents and short-term investments as of March 31, 2007 compared to $27.1 million as of December 31, 2006. This increase was primarily a result of net earnings for the three months ended March 31, 2007, cash collections of accounts receivable and an increase in deferred services revenue. We continue to be debt free.

- back to table of contents -

Historical Results of Operations

The following table presents certain financial data, derived from our unaudited statements of income, as a percentage of total revenues for the periods indicated. The operating results for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results that may be expected for the full year or for any future period.

	Three Months Ended March 31,
	2007	2006
Revenues:
Product	51%	49%
Services	49	51
Total revenues	100	100
Cost of revenues:
Product	10	8
Services	20	17
Total cost of revenues	30	25
Gross profit	70	75
Operating expenses:
Sales and marketing	36	38
Research and development	16	17
General and administrative	13	14
Total operating expenses	65	69
Operating income	5	6
Other income (expense):
Interest income, net	2	--
Other expense, net	--	--
Total other income, net	2	--
Income before income taxes	7	--
Income tax expense	--	--
Net income	7%	6%

Comparison of Three Months Ended March 31, 2007 and 2006

Revenues

Product Revenues
	Three Months Ended March 31,
	2007	2006
	($ in thousands)
Product revenues	$12,261	$8,861
Change from prior year	38%	12%
Percentage of total revenues	51%	49%

Product revenues, which include software and hardware, can fluctuate from quarter to quarter depending on several factors including the mix of orders between perpetual licenses and annually renewable licenses. Perpetual orders during the first quarter of 2007 accounted for 82% of product orders compared to 72% during the same period in 2006. If other revenue recognition criteria are satisfied, we recognize license revenue upfront for perpetual licenses, and we recognize revenue for annually renewable licenses ratably over the term. The impact of the mix of contracts on our product revenues occurs only in the initial year of an order; subsequent renewal fees received for the annually renewable licenses and the renewal support fees for perpetual contracts are all allocated entirely to services revenues.

- back to table of contents -

The increase during the first quarter of 2007 compared to the same period in 2006 was due primarily to a higher dollar amount of orders that we received. Orders received from existing customers increased 133% from the first quarter of 2006 to the first quarter of 2007. The amount of orders we receive, while impacting products revenues, does not have an exact correlation to revenues because the terms in the contracts will determine whether we can recognize the order during the quarter or in subsequent quarters. So while the increase in orders did result in an increase in recognized product revenues, the increase in product revenues is also due to orders that were received in previous quarters that are being recognized in the current quarter.

Services Revenues
	Three Months Ended March 31,
	2007	2006
	($ in thousands)
Services revenues	$11,932	$9,069
Change from prior year	32%	35%
Percentage of total revenues	49%	51%

Services revenues include the portion of the initial license arrangement allocated to services revenues from annually renewable and perpetual contracts, license renewals of annually renewable contracts, and support fees for perpetual contracts, as well as professional services, education and other miscellaneous revenues.

The increase during the first quarter of 2007 compared to the same period in 2006 was due to our growing installed base of customers and related payments of annual license renewal fees and support fees for perpetual licenses. License renewal and support revenues generated incremental revenues of $1.4 million during the first quarter of 2007 compared to the same period in 2006. As new customers license our solutions, we expect that our services revenues will increase as these customers continue to renew their licenses and pay for support on our solutions. The actual percentage fee charged for renewal of annually renewable licenses and perpetual support agreements as compared to the initial annually renewable license fee and perpetual license, respectively, is comparable on a relative percentage basis, and therefore, the mix of these types of contracts in the future is not expected to impact our future services revenues.

Professional, educational and other services are included in services revenues and were $3.0 million and $1.5 million for the three months ended March 31, 2007 and 2006, respectively. These revenues have and will fluctuate based on the number of customers and partners that attend our educational classes, the amount of assistance our customers and partners need for implementation and installation and commissions that we receive on hardware sold to our end customers by a third party. Revenues from professional services increased $1.1 million from the first quarter of 2006 to the first quarter of 2007 due to more of our larger, direct customers utilizing our professional services group to assist in installing our solutions. We anticipate these revenues will continue to increase in 2007 if the number of our large, direct customers continues to grow. We also expect our April 2007 acquisition of the professional services division of Alliance Systems and their contracts will generate additional services revenues for us in the future.

Cost of Revenues
	Three Months Ended March 31,
	2007	2006
	($ in thousands)
Cost of revenues:
Product	$2,441	$1,333
Services	4,797	3,063
Total cost of revenues	$7,238	$4,396
Change from prior year	65%	27%
Product costs as a % of product revenues	20%	15%
Services costs as a % of services revenues	40%	34%

Costs of product consist of product and software royalties paid to third parties for the use of their technologies in our products, hardware costs primarily associated with our IP PBX sales, costs for third-party royalties for software that we distribute and, to a lesser extent, software packaging costs, which include product media, duplication and documentation. Costs of product can fluctuate depending on which software applications are licensed to our customers, the third party software, if any, which is licensed by the end user from us as part of our software applications and the dollar amount of IP PBX systems licensed that include hardware such as servers, telephone handsets, networking equipment and other hardware.

- back to table of contents -

Costs of product increased during the first quarter of 2007 compared to the same period in 2006 primarily due to $628,000 related to royalties paid to third parties as we licensed more of their software as part of orders received and $373,000 related to additional cost of hardware. In addition, we also increased staffing in our distribution center during the first quarter of 2007 compared to the same period in 2006 which resulted in a $72,000 increase in total compensation.

Costs of services consist primarily of compensation expenses for technical support, educational and professional services personnel and other costs associated with supporting our partners and customers. These expenses increased during the first quarter of 2007, as compared to the same period in 2006, primarily due to a $1.1 million increase in compensation expense as a result of a 40% increase in our services staffing. In addition, we also experienced more demand for our professional services personnel to install our solutions at our customers’ sites. This resulted in additional costs of $384,000 related to contracting outsourced professionals and $77,000 for travel-related expenses. The remaining increase was due to higher communication costs, more software purchases and depreciation expense. We anticipate these costs will continue to increase in 2007 if the number of our large, direct customers continues to grow. We also expect our April 2007 acquisition of the professional services division of Alliance Systems and their contracts will generate additional services costs for us in the future.

Gross Profit
	Three Months Ended March 31,
	2007	2006
	($ in thousands)
Gross profit	$16,955	$13,534
Change from prior year	25%	21%
Percentage of total revenues	70%	75%

Gross profit as a percentage of total revenues decreased during the three months ended March 31, 2007 compared to the same period in 2006, primarily due to additional hardware costs and royalties incurred during the first quarter of 2007. The gross margin on our hardware sales is less than the gross margin on our software licenses; therefore, as we continue to sell more hardware with our software orders, our total gross margin may decrease compared to historical margins. Gross margin in any particular quarter is dependent upon our product mix related to recognized orders and is expected to vary.

Operating Expenses

Sales and Marketing
	Three Months Ended March 31,
	2006	2005
	($ in thousands)
Sales and marketing expenses	$8,644	$6,879
Change from prior year	26%	18%
Percentage of total revenues	36%	38%
Percentage of net product revenues	88%	91%

    Sales and marketing expenses are comprised primarily of compensation expenses, travel and entertainment expenses and promotional costs related to our sales, marketing, and channel management operations. These expenses increased during the first quarter of 2007, as compared to the same period in 2006, primarily due to $1.4 million of additional compensation expense, which resulted from a 25% increase in our sales and marketing staffing. The increase also included a $175,000 lump sum severance payment we made to a former executive officer. We also incurred additional costs of $193,000 and $87,000 related to travel and recruiting expenses, respectively.

    Sales and marketing expenses as a percentage of total revenues and as a percentage of net product revenues decreased during the three months ended March 31, 2007 as compared to the same period in 2006. These decreases reflect efficiencies that we are realizing in these areas as our revenues continue to increase.

- back to table of contents -

Research and Development
	Three Months Ended March 31,
	2007	2006
	($ in thousands)
Research and development expenses	$3,897	$3,122
Change from prior year	25%	(2)%
Percentage of total revenues	16%	17%

        Research and development expenses are comprised primarily of compensation and depreciation expenses. During the first quarter of 2007, as compared to the same period in 2006, compensation expenses increased by $558,000 as a result of a 23% increase in our research and development staffing.

General and Administrative
	Three Months Ended March 31,
	2007	2006
	($ in thousands)
General and administrative expenses	$3,065	$2,534
Change from prior year	21%	25%
Percentage of total revenues	13%	14%

    General and administrative expenses are comprised of compensation expense and general corporate expenses that are not allocable to other departments including legal and other professional fees and bad debt expense. General and administrative expenses increased during the first quarter of 2007, as compared to the same period in 2006, primarily due to $344,000 of additional compensation expense, which resulted from a 23% increase in our general and administrative staffing. Included in the compensation increase was $106,000 of additional SFAS 123R expense, which was a result of the 2007 options granted during the first quarter of 2007. In 2007, we changed our executive officers’ compensation plans and granted them performance-based stock options subject to cancellation if specified performance targets for fiscal 2007 (as defined in the executives’ 2007 compensation plans) are not achieved. These 2007 options were granted at the beginning of the year compared to granting the options after our quarterly and/or annual financial results are determined. Because of this change, we recognized more compensation expense in the first quarter of 2007 for these 2007 options. The remaining increase was due to miscellaneous costs such as outsourced services and meals and entertainment.

Other Income (Expense)

Interest Income, Net
	Three Months Ended March 31,
	2007	2006
	($ in thousands)
Cash, cash equivalents and short-term investments (average)	$29,300	$16,998
Interest income	472	107
Return on investment (annualized)	6.4%	2.5%

Interest income, net is primarily comprised of interest earned from investments and interest-bearing cash accounts. Interest expense and fees, which are not material for any periods reported, are also included in interest income, net. Interest earnings improved during the three months ended March 31, 2007 compared to the same period in 2006 as shown above. Interest earned on investments improved partially due to increasing cash and investment balances. In addition, we reallocated the funds in which we have invested to increase our return on investment. These new investments have higher interest rates and lower fees.

- back to table of contents -

Other Expense, Net
	Three Months Ended March 31,
	2007	2006
	($ in thousands)
Other expense, net	$(56)	$(52)

Other expense, net includes foreign currency transaction gains and losses, as well as foreign tax withholdings. These amounts depend on the amount of revenue that is generated in certain international currencies, particularly the Euro, and the exchange gain or loss that results from foreign currency disbursements and receipts. The increase in the expense during the three months ended March 31, 2007 was primarily due to additional foreign tax withholdings compared to the same period in 2006.

 Liquidity and Capital Resources

We generate cash from the collections we receive related to licensing our contact center and IP-PBX applications and from annual license renewals, maintenance and support and other services revenues. We also have in place an unused $3.0 million line of credit. We use cash primarily for paying our employees (including salaries, commissions and benefits), leasing office space, paying travel expenses, marketing activities, paying vendors for other services and supplies and purchasing property and equipment.

We determine liquidity by combining cash and cash equivalents and short-term investments net of any outstanding borrowings on our line of credit as shown in the table below. Our total liquidity position as of March 31, 2007 improved compared with our position as of December 31, 2006 due mainly to increased net income, increasing deferred revenue balances and strong cash collections. We believe that our current liquidity position, when combined with our anticipated cash flows from operations, will be sufficient to satisfy our operating cash needs over the next 12 months. If cash flows from operations are less than anticipated or we have additional cash needs (such as an unfavorable outcome in legal proceedings), our liquidity may not be sufficient to cover our needs. In this case, we may be forced to raise additional capital, either through the capital markets or debt financings. We may not be able to receive favorable terms in raising this capital.

	March 31,	December 31,
	2007	2006
	($ in thousands)
Cash and cash equivalents	$22,516	$13,531
Short-term investments	8,997	13,555
Liquidity, net	$31,513	$27,086

Our operating activities resulted in net cash provided of $4.9 million and $3.3 million for the three months ended March 31, 2007 and 2006, respectively. This increase in net cash provided was primarily a result of increased net income and deferred services revenues and increased cash collections.

The amount that we report as cash and cash equivalents or as temporary investments fluctuates depending on investing decisions in each period. Purchases of short-term investments are reported as a use of cash and the related receipt of proceeds upon maturity of the investment is reported as a source of cash.

Net cash provided by investing activities was $3.4 million for the three months ended March 31, 2007 compared to net cash used in investing activities of $1.7 million for the three months ended March 31, 2006. This increase in cash was primarily due to proceeds of $8.2 million received for available-for-sale investments that matured during the three months ended March 31, 2007 compared to no maturities during the same period in 2006. In contrast, we purchased $3.5 million and $1.2 million of available-for-sale investments during the three months ended March 31, 2007 and 2006, respectively. We also purchased property and equipment totaling $1.3 million and $488,000 during the three months ended March 31, 2007 and 2006, respectively. These purchases related mainly to hardware and leasehold improvements for our corporate headquarters and regional headquarters offices. As our property and equipment becomes obsolete and as our operations continue to grow, we anticipate that our purchases of property and equipment will continue to increase in future periods.

Net cash provided by financing activities was $724,000 and $919,000 for the three months ended March 31, 2007 and 2006, respectively. The decrease in cash provided was mainly due to lower proceeds from stock options that were exercised during the three months ended March 31, 2007. As our stock price fluctuated during the three months ended March 31, 2007 from $22.42 per share as of December 31, 2006 down to $13.94 per share during the three months ended March 31, 2007, fewer stock options were exercised compared to the same period in 2006. Our stock price was $15.24 per share as of March 30, 2007 as reported by The NASDAQ Stock Market.

On April 23, 2007, we announced we had acquired the professional services division of Alliance Systems Ltd. for $1.1 million in cash, with adjustments for certain costs and pro-rated customer receipts, pursuant to an Asset Purchase Agreement, dated as of April 17, 2007. We funded the purchase price with cash available from operations. A total of 13 professional services engineers and one sales representative joined our company as a result of the acquisition. These individuals are experienced with our applications and their implementation. In addition, there were existing contracts and customer relationships that we acquired as part of the acquisition.

- back to table of contents -

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

There have been no material changes in our contractual obligations described in our Annual Report on Form 10-K for the year ended December 31, 2006, except for the additional amounts listed below. The obligations listed below all relate to operating lease obligations for additional offices in China and Germany entered into during the first quarter of 2007 and are incremental to the operating lease obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Operating lease obligations	$68,216	$51,162	$17,054	--	--

Critical Accounting Policies and Estimates

We believe the accounting policies listed below are important to understanding our historical and future performance, as these policies affect the reported amounts of revenues and income and are the more significant areas involving management’s judgments and estimates. These policies, and our procedures related to these policies, are described below. See also Note 2 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 for a further summary of our other significant accounting policies.

Sources of Revenues and Revenue Recognition Policy

We generate product revenues from licensing the right to use our software applications and in certain instances providing hardware as a component of our solution, and we generate services revenues primarily from annual support fees, annual renewal fees, professional services and educational services.

Product Revenues

Our license agreements are either perpetual or annually renewable. For any revenues to be recognized from a license agreement, the following criteria must be met:

•	Persuasive evidence of an arrangement exists;

•	The fee is fixed or determinable;

•	Collection is probable; and

•	Delivery has occurred.

For a perpetual license agreement, upon meeting the revenue recognition criteria above, we immediately recognize as product revenues the amount of initial license fees if sufficient vendor specific objective evidence of fair value (“VSOE”) exists to support allocating a portion of the total fee to the undelivered elements of the arrangement. If sufficient VSOE of the undelivered elements does not exist, we recognize the initial license fee as product revenues ratably over the initial term of the support agreement once support is the only undelivered element. The support period is generally 12 months but may be up to 18 months for initial orders because support begins when the licenses are downloaded, when support commences, or no more than six months following the contract date. We determine VSOE of support in perpetual agreements based on substantive renewal rates the customer must pay to renew the support. The VSOE of other services is based on amounts charged when the services are sold in stand-alone sales.

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

- back to table of contents -

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

We also generate revenues from other services that we provide to our partners and customers. These additional revenues include fees for professional services and educational services. Revenues from professional services, which include implementing our products for a customer, and educational services, which consist of training courses for partners and customers, are recognized as the related services are performed.

Stock-Based Compensation Expense

We account for our employee and director stock options in accordance with SFAS 123R and the guidance of SAB 107, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, based on fair values. As permitted by SFAS 123R, we continued to use the Black-Scholes option-pricing model as our method of valuation for share-based payment awards. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards and an expected risk-free rate of return. If factors change and we use different assumptions for estimating stock-based compensation expense in future periods, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Stock-based compensation expense for employee stock options recognized under SFAS 123R for the three months ended March 31, 2007 and 2006 was $668,000 and $489,000, respectively.

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

SFAS No. 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, or cash flows.

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

See Note 7 of Notes to Condensed Consolidated Financial Statements for further information on our income taxes.

- back to table of contents -

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

Research and Development

Through March 31, 2007, all research and development expenditures have been expensed as incurred. Based on our product development process and technological feasibility, the date at which capitalization of development costs may begin is established upon completion of a working model. Costs incurred between completion of the working model and the point at which the product is ready for general release have been insignificant.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We develop products in the United States and license our products in the Americas, Europe, the Middle East and Africa and Asia/Pacific. As a result, our financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. As most sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Additionally, as our business matures in foreign markets, we may offer our products and services in certain other local currencies. As a result, we will be subject to foreign currency fluctuations, which may have an adverse affect on our company.

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

Item 4. Controls and Procedures.

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007 pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth in Note 6 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report is incorporated herein by reference.

- back to table of contents -

Item 1A. Risk Factors.

In addition to the information set forth in this Report and before deciding to invest in, or retain, shares of our common stock, you also should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006. Those risk factors could materially affect our business, financial condition and results of operations.

The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition and results of operations. During the three months ended March 31, 2007, there were no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

10.17
Separation and Release Agreement between the Company and Jeremiah J. Fleming, dated as of March 7, 2007 (incorporated herein by reference from the same exhibit number to the Company’s Current Report on Form 8-K filed on March 9, 2007)

10.20
Letter of Assignment between the Company and Pamela J. Hynes, dated as of January 2, 2007 (incorporated herein by reference from the same exhibit number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

10.35
Form of Incentive Stock Option Agreement under 2006 Equity Incentive Plan (incorporated herein by reference from the same exhibit number to the Company’s Current Report on Form 8-K filed on February 22, 2007)

10.36
Form of Nonqualified Stock Option Agreement under 2006 Equity Incentive Plan (incorporated herein by reference from the same exhibit number to the Company’s Current Report on Form 8-K filed on February 22, 2007)

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

- back to table of contents -

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interactive Intelligence, Inc.
(Registrant)

Date: May 10, 2007	By: /s/ Stephen R. Head
Stephen R. Head
Chief Financial Officer, Vice President of Finance and
Administration, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)