Form 10-Q
period 2007-06-30
INTERACTIVE INTELLIGENCE INC
filed 2007-08-09
CIK 1083318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to____________

Commission File Number: 000-27385

INTERACTIVE INTELLIGENCE, INC.
(Exact name of registrant as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	35-1933097 (I.R.S. Employer Identification No.)

7601 Interactive Way Indianapolis, IN 46278 (Address of principal executive offices, including zip code)

(317) 872-3000 (Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” as defined in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of July 31, 2007, there were 17,506,612 shares outstanding of the registrant’s common stock, $0.01 par value.

- back to table of contents -

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements.

Interactive Intelligence, Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2007 and December 31, 2006
(in thousands, except share and per share amounts)

	June 30, 2007	December 31, 2006
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$18,449	$13,531
Short-term investments	13,694	13,555
Accounts receivable, net of allowance for doubtful accounts of $776 at June 30, 2007 and $596 at December 31, 2006	24,084	21,370
Deferred tax assets, net	1,314	1,314
Prepaid expenses	5,442	5,358
Other current assets	1,969	1,818
Total current assets	64,952	56,946
Property and equipment, net	6,830	5,469
Deferred tax assets, net	3,686	3,686
Other assets, net	1,736	674
Total assets	$77,204	$66,775

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$8,972	$7,885
Accrued compensation and related expenses	3,876	3,825
Deferred product revenues	5,820	5,910
Deferred services revenues	27,548	24,877
Total current liabilities	46,216	42,497

Commitments and contingencies	--	--

Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	--	--
Common stock, $0.01 par value: 100,000,000 shares authorized; 17,453,131 issued and outstanding at June 30, 2007 and 17,139,804 issued and outstanding at December 31, 2006	174	171
Additional paid-in capital	75,310	72,528
Accumulated deficit	(44,496)	(48,421)
Total shareholders’ equity	30,988	24,278
Total liabilities and shareholders’ equity	$77,204	$66,775

See Accompanying Notes to Condensed Consolidated Financial Statements

- back to table of contents -

Interactive Intelligence, Inc.
Condensed Consolidated Statements of Income (unaudited)
For the Three and Six Months Ended June 30, 2007 and 2006
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Product	$14,447	$9,586	$26,708	$18,447
Services	12,533	9,667	24,465	18,736
Total revenues	26,980	19,253	51,173	37,183
Cost of revenues:
Product	3,500	2,033	5,941	3,366
Services	5,245	3,244	10,042	6,307
Total cost of revenues	8,745	5,277	15,983	9,673
Gross profit	18,235	13,976	35,190	27,510
Operating expenses:
Sales and marketing	8,705	6,855	17,349	13,734
Research and development	4,227	3,292	8,124	6,414
General and administrative	3,285	2,833	6,350	5,367
Total operating expenses	16,217	12,980	31,823	25,515
Operating income	2,018	996	3,367	1,995
Other income (expense):
Interest income, net	384	116	856	220
Other expense, net	(42)	(12)	(98)	(64)
Total other income, net	342	104	758	156
Income before income taxes	2,360	1,100	4,125	2,151
Income tax expense	(103)	(138)	(200)	(177)
Net income	$2,257	$962	$3,925	$1,974

Net income per share:
Basic	$0.13	$0.06	$0.23	$0.12
Diluted	$0.12	$0.05	$0.20	$0.11

Shares used to compute net income per share:
Basic	17,401	16,433	17,325	16,343
Diluted	19,291	18,070	19,265	17,652

See Accompanying Notes to Condensed Consolidated Financial Statements

- back to table of contents -

Interactive Intelligence, Inc.
Condensed Consolidated Statement of Shareholders’ Equity (unaudited)
For the Six Months Ended June 30, 2007
(in thousands)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2006	17,139	$171	$72,528	$(48,421)	$24,278

Issuances of common stock	6	--	104	--	104
Exercise of stock options	308	3	1,204	--	1,207
Stock-based compensation	--	--	1,474	--	1,474
Net income	--	--	--	3,925	3,925
Balances, June 30, 2007	17,453	$174	$75,310	$(44,496)	$30,988

See Accompanying Notes to Condensed Consolidated Financial Statements

- back to table of contents -

Interactive Intelligence, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
For the Six Months Ended June 30, 2007 and 2006
(in thousands)

	Six Months Ended June 30,
	2007	2006
Operating activities:
Net income	$3,925	$1,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,231	867
Accretion of investment income	(240)	--
Stock-based compensation expense related to stock options	1,474	1,166
Loss on disposal of fixed assets	-	4
Changes in operating assets and liabilities:
Accounts receivable	(2,714)	(286)
Prepaid expenses	(84)	(1,312)
Other current assets	(151)	(380)
Other assets	(196)	(31)
Accounts payable and accrued liabilities	1,087	(148)
Accrued compensation and related expenses	51	387
Deferred product revenues	(90)	923
Deferred services revenues	2,622	1,141
Net cash provided by operating activities	6,915	4,305

Investing activities:
Purchases of available-for-sale investments	(10,214)	(6,829)
Sales of available-for-sale investments	10,315	4,089
Purchases of property and equipment	(2,556)	(1,035)
Acquisition of professional services division	(853)	--
Net cash used in investing activities	(3,308)	(3,775)

Financing activities:
Proceeds from stock options exercised	1,207	1,676
Proceeds from issuance of common stock	104	96
Net cash provided by financing activities	1,311	1,772

Net increase in cash and cash equivalents	4,918	2,302
Cash and cash equivalents, beginning of period	13,531	11,551
Cash and cash equivalents, end of period	$18,449	$13,853

Cash paid for interest	$--	$7
Cash paid for taxes	78	159

See Accompanying Notes to Condensed Consolidated Financial Statements

- back to table of contents -

Interactive Intelligence, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2007 and 2006 (unaudited)

1.	THE COMPANY

Interactive Intelligence, Inc. (the “Company“) is a leading provider of software applications for contact centers and is leveraging that leadership position to provide mission critical voice over Internet protocol (“VoIP”) applications to enterprises. The Company’s products are installed at international corporations, public agencies, telecommunication companies, distributed organizations, government and commercial enterprises. The Company participates in four distinct markets, all of whose needs are increasing for VoIP-based systems:

•	Contact Centers

•	Enterprise IP Telephony

•	Enterprise Messaging

•	Self Service Automation

The Company commenced principal operations in 1994 and revenues were first recognized in 1997. Since then, the Company has established wholly-owned subsidiaries in Australia, France, the Netherlands and the United Kingdom. The Company also currently has international branch offices in Canada, Germany, Japan, Korea, Malaysia, Singapore and Sweden. The Company markets its software applications in the Americas, Europe, the Middle East, Africa, and Asia/Pacific.

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

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2006, included in the Company’s most recent Annual Report on Form 10-K as filed with the SEC. The Company’s results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

- back to table of contents -

Interactive Intelligence, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Despite management’s best effort to establish good faith estimates and assumptions, actual results could differ from these estimates.

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

The Company recognizes revenues related to any hardware sales when the hardware is delivered and all other revenue recognition criteria are met.

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

- back to table of contents -

Interactive Intelligence, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

The Company also generates revenues from other services that it provides to its partners and customers. These additional revenues include fees for professional services and educational services. Revenues from professional services, which include implementing the Company’s products for a customer, and educational services, which consist of training courses for partners and customers, are recognized as the related services are performed.

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

Stock-based compensation expense for employee stock options recognized under SFAS 123R for the three and six months ended June 30, 2007 was $806,000 and $1.5 million, respectively, compared to $668,000 and $1.2 million during the same periods in 2006.

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
Notes to Condensed Consolidated Financial Statements (continued)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income, as reported (A)	$2,257	$962	$3,925	$1,974

Weighted average outstanding shares of common stock (B)	17,401	16,433	17,325	16,343
Dilutive effect of employee stock options	1,890	1,637	1,940	1,309
Common stock and common stock equivalents (C)	19,291	18,070	19,265	17,652

Net income per share:
Basic (A/B)	$0.13	$0.06	$0.23	$0.12
Diluted (A/C)	0.12	0.05	0.20	0.11

The Company’s calculation of diluted net income per share for the three months ended June 30, 2007 and 2006 excludes stock options to purchase approximately 741,000 and 366,000 shares of the Company’s common stock, respectively, and diluted net income per share for the six months ended June 30, 2007 and 2006, excludes stock options to purchase approximately 577,000 and 417,000 shares of the Company’s common stock, respectively, as their effect would be antidilutive.

4.	STOCK-BASED COMPENSATION

The Company’s Stock Option Plans, adopted in 1995, 1999 and 2006, authorize the Board of Directors or the Compensation Committee, as applicable, to grant incentive and nonqualified stock options, and, in the case of the 2006 Equity Incentive Plan (the “2006 Plan”), stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards. After adoption of the 2006 Plan, the Company may no longer issue grants from previous plans, but any shares subject to awards under the 1999 Stock Option and Incentive Plan and the Outside Directors Stock Option Plan (collectively, the “1999 Plans”) that are cancelled will be added to shares available under the 2006 Plan. A maximum of 4,950,933 shares are available for delivery under the 2006 Plan, which consists of (i) 1,250,000 shares, plus (ii) 320,000 shares available for issuance under the 1999 Plans, but not underlying any outstanding stock options or other awards under the 1999 Plans, plus (iii) up to 3,380,933 shares subject to outstanding stock options or other awards under the 1999 Plans that expire, are forfeited or otherwise terminate unexercised on or after adoption of the 2006 Plan. The number of shares available under the 2006 Plan is subject to adjustment for certain changes in the Company’s capital structure. The exercise price of options granted under the 2006 Plan is equal to the closing price of the Company’s common stock, as reported by The NASDAQ Global Market, on the last trading day prior to the date of grant.

Prior to 2007, options were granted based on historical performance after the Company’s quarterly and/or annual results were known, and generally vested in equal annual installments over four years from the first anniversary of the date of grant. In fiscal 2007, the Company began granting stock options as of the beginning of the year. Stock option grants are now categorized into two groups: (1) executive officer grants and (2) non-executive officer and director grants.  Stock options granted to non-executive officers and directors are subject only to time vesting.  The fair value of these non-executive officer and director option grants is determined on the date of grant and the related compensation expense is recognized for the entire award on a straight-line basis over the vesting period.  Stock options granted to executive officers are subject to cancellation if specified performance targets for fiscal 2007 (as defined in the executives’ 2007 compensation plans) are not achieved.  If the applicable performance targets are achieved, the options will vest in four equal installments on each of January 1, 2009, 2010, 2011 and 2012.  The fair value of the executive officer option grants is determined on the date of grant and the related compensation expense  is recognized over the requisite service period, including the initial period for which the performance targets must be met, for each separately vesting portion of the award as if each vesting tranche was a separate award.  The valuation assumptions used for each method are similar, although tailored for each vesting tranche of the awards for the executive officer grants.

- back to table of contents -

Interactive Intelligence, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

For most options granted through December 31, 2004, the term of each option is ten years from the date of grant. In 2005, the Company began issuing options with a term of six years from the date of grant.

If an incentive stock option is granted to an employee who, at the time the option is granted, owns stock representing more than ten percent of the voting power of all classes of stock of the Company, the exercise price of the option may not be less than 110% of the market value per share on the date the option is granted and the term of the option shall be not more than five years from the date of grant.

The plans may be terminated by the Board of Directors at any time.

Expense Information under SFAS 123R

The following table summarizes the allocation of stock-based compensation expense related to employee stock options under SFAS 123R for the three and six months ended June 30, 2007 and 2006 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Stock-based compensation expense for employee stock options by category:
Cost of services	$68	$39	$114	$78
Sales and marketing	330	264	630	549
Research and development	158	61	258	110
General and administrative	250	304	472	420
Total stock-based compensation expense for employee stock options	$806	$668	$1,474	$1,157

Effect of stock-based compensation for employee stock options on net income per share:
Basic	$(0.05)	$(0.04)	$(0.08)	$(0.07)
Diluted	$(0.04)	$(0.04)	$(0.08)	$(0.07)

5.	CONCENTRATION OF CREDIT RISK

No customer or partner represented a greater than 10% concentration of the Company’s accounts receivable as of June 30, 2007 or December 31, 2006. In addition, no customer or partner had greater than 10% concentration of the Company’s revenues for the three and six months ended June 30, 2007 and 2006.

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

In November 2002, the Company received a notification from the French government as a result of a tax audit that had been conducted encompassing the years 1998, 1999, 2000 and 2001. In December 2005, the Company received an additional notification from the French government as a result of an updated tax audit that they conducted. Both of these assessments claim various taxes are owed related to Value Added Tax (“VAT”) and corporation taxes in addition to what has previously been paid and accrued. In May 2007, the French court ruled against the Company on the first notification and declared the amounts due ($3.2 million for VAT and $316,000 for corporation taxes). As of June 30, 2007, the assessment related to VAT was approximately $5.8 million and the assessment related to corporation taxes was approximately $688,000.  As of June 30, 2007, the Company has recorded what it deems an appropriate amount for the corporate tax assessment. No accrual has been made by the Company with respect to the VAT assessment.

- back to table of contents -

Interactive Intelligence, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

Based on discussions between the Company and its tax counsel and advisors, the Company determined that no additional accruals are necessary.  Because the judgment from the French court was against Interactive Intelligence France S.A.R.L. (the “SARL”), a wholly owned subsidiary of the Company, it does not believe that the French government can impose the liability on Interactive Intelligence, Inc. and the SARL does not have any significant assets with which to pay.  In addition, the Company’s tax counsel and advisors still contend that the case is without merit and the Company has two more appeal routes, which could take up to ten years to resolve.

The Company has filed for VAT refunds in France of more than $600,000, which the Company has not recorded as a receivable and to which the French government has not yet responded. The Company believes that these VAT refunds could be used to offset amounts owed to the French government in connection with the assessments, if necessary.  Although the Company is appealing both the VAT and corporation tax assessments, it cannot assure you that these matters will be resolved without further litigation or that it will not have to pay some or all of the assessments.

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

Lease Commitments

On June 19, 2007, the Company entered into an amendment of its corporate office operating lease under which the leased space will be expanded by approximately 79,385 rentable square feet in an office building currently under construction and adjacent to the Company’s corporate headquarters. The rent for the additional space through the lease expiration date (March 31, 2018) will be approximately $16.3 million, payable in pro-rata monthly installments through the lease term, as defined in the amendment. Rent payments will commence as the Company utilizes the additional space, which is expected to be no earlier than March 1, 2008 and as a result, there was no financial statement impact for the three months ended June 30, 2007.  In consideration for entering into the amendment, the landlord agreed to pay the Company a discretionary allowance of $450,000 which is payable as the Company utilizes the additional space in the office building. The Company will use the allowance for certain costs associated with the Company’s corporate headquarters and/or the additional space, as defined in the amendment.

Other Contingencies

The Company has received and may continue to receive certain payroll tax credits and real estate tax abatements that were granted to the Company based upon certain growth projections.  If the Company’s actual results are less than those projections, the Company may be subject to repayment of some or all of the payroll tax credits or payment of additional real estate taxes in the case of the abatements.  The Company does not believe that it will be subject to payment of any money related to these taxes, however the Company cannot provide assurance as to the outcome.

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

- back to table of contents -

Interactive Intelligence, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

The Company had $44.1 million of tax net operating loss carry-forwards and $4.7 million in tax credit carry-forwards at December 31, 2006. Included in the net operating loss carry-forwards was $8.7 million related to disqualifying dispositions of stock options. The tax benefit of the disqualifying tax dispositions deductions, if realized for financial reporting purposes, will be recorded as a credit to additional paid-in capital.

The Company recorded an income tax benefit of $5.0 million during the third quarter of 2006 to reduce the valuation allowance for its deferred tax assets. The Company had a valuation allowance of $20.9 million at December 31, 2006. Management will continue to evaluate the recoverability of the deferred tax assets on a quarterly basis.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Adoption of FIN 48 had no impact on the Company's consolidated results of operations and financial position.

Upon adoption of FIN 48, the Company identified an uncertain tax position related to certain tax credits that the Company currently believes may not meet the “more likely than not” recognition threshold under FIN 48 to be sustained upon examination. Since this uncertain tax position has not been utilized and had a full valuation allowance established, the effect would be to reduce the gross deferred tax asset and valuation allowance by $4.7 million. This amount relates to unrecognized tax benefits that would impact the effective tax rate if recognized absent the valuation allowance. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  Tax years 2003 and forward remain open for examination for federal tax purposes and tax years 2002 and forward remain open for examination for the Company’s more significant state tax jurisdictions.   To the extent utilized in future years’ tax returns, net operating loss and capital loss carry forwards at June 30, 2007 will remain subject to examination until the respective tax year is closed.

8.	ACQUISITION

Asset Purchase Agreement

On April 17, 2007, the Company entered into an asset purchase agreement, dated as of the same date, with Alliance Systems Ltd. (“Alliance”), a partner of the Company that provides computer infrastructure such as server and storage solutions that supports wireless, VoIP, contact center, security, and video enterprise communications solutions. Pursuant to the asset purchase agreement, the Company acquired the professional services division of Alliance which was focused on licensing, implementing and supporting the Company’s contact center automation and enterprise IP telephony software solutions, for an aggregate purchase price of $1.1 million, less adjustment for certain costs and pro-rated customer receipts. A total of 13 professional services engineers and one sales representative joined the Company in connection with the acquisition. The Company funded $853,000 of the purchase price with cash available from operations. A hold back provision for $180,000 was paid to Alliance subsequent to June 30, 2007, upon achievement of certain conditions as specified in the asset purchase agreement.

The purchase price allocations for the Company’s acquisition of the professional services division of Alliance are based on a third-party valuation report which was prepared in accordance with the provisions of SFAS No. 141, Business Combinations and are subject to adjustment. The following table summarizes the fair value of the intangible and other assets acquired and liabilities assumed at the date of acquisition (in thousands):

April 17, 2007
Goodwill	$996
Customer relationships	50
Fixed assets	36
Total assets acquired	$1,082
Deferred services revenue	(49)
Net assets acquired	$1,033

The premium paid over the fair value of the net assets acquired in the purchase, or goodwill, was primarily attributed to expected synergies from the Company’s acquisition of a professional services team having prior experience with the Company’s solutions and their implementation.

- back to table of contents -

Interactive Intelligence, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

Goodwill

As a result of recording goodwill related to the acquisition discussed above, goodwill will be reviewed for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment charge is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. For purposes of the impairment test, the assembled workforce is considered a reporting unit. The Company plans to perform an annual impairment test on the recorded amount.

9.	RECENT ACCOUNTING PRONOUNCEMENTS

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

- back to table of contents -

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide investors with an understanding of the Company’s past performance, its financial condition and its prospects and should be read in conjunction with other sections of this Quarterly Report on Form 10-Q. Investors should carefully review the information contained in this report under Part II, Item 1A “Risk Factors” and in the Item 1A “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The following will be discussed and analyzed:

•      Forward-Looking Information

•      Overview Business Strategy

•      Financial Highlights

•      Historical Results of Operations

•      Liquidity and Capital Resources

•      Critical Accounting Policies and Estimates

Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q contain “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended) that involves risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can often be identified by their use of such verbs as “expects”, “anticipates”, “believes”, “intend”, “plan”, “may”, “should”, “will”, “would”, “will be”, “will continue”, “will likely result”, or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, rapid technological changes in the industry; our ability to maintain profitability, to manage successfully our growth and increasingly complex third party relationships, to maintain successful relationships with our current and any new partners, to maintain and improve our current products and to develop new products and to protect our proprietary rights adequately; and other factors set forth in our Securities and Exchange Commission (“SEC”) filings, including the Item 1A “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

- back to table of contents -

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

Financial Highlights

For the three months ended June 30, 2007, revenues grew 12% over the previous three month period and 40% over the three months ended June 30, 2006. Factors that affect orders in any particular quarter include potential customers’ budget constraints, personnel resources to implement our solutions, historical product order patterns and willingness to implement a critical telecommunications system. As the table below shows, revenues in any particular quarter can greatly fluctuate from other periods. Because the terms of a contract or prior payment experience with a customer or partner affect revenue recognition, revenue recognition may occur in a period later than when an order is received.

The information below shows our total revenues (in millions) for the most recent five quarters and the years ended December 31, 2006, 2005 and 2004 and the percentage change over the previous period.

Period	Revenues	% Growth
Three months ended:
June 30, 2007	$27.0	12%
March 31, 2007	24.2	1
December 31, 2006	23.9	8
September 30, 2006	22.2	15
June 30, 2006	19.3	8

Year ended December 31:
2006	$83.2	32%
2005	62.9	14
2004	55.1	7

Although revenues can fluctuate from quarter to quarter, we have experienced increasing annual revenue growth in part due to an increase in the dollar value of orders we received for our contact center and IP PBX solutions. We also attribute annual revenue growth to a number of other factors including but not limited to: adoption of VoIP technologies by our customers; increasing market awareness of our solutions; improvements in scalability and the reliability of our products; reductions in hardware costs to deploy our solutions making our solutions more financially attractive to customers; changes in our sales program to target new customers; and establishment of an inside sales group to work with current customers.  We did not experience any significant shifts during the three and six months ended June 30, 2007, compared to the same periods in 2006, in geographic distribution or percentage of orders from new customers.

Services revenues increased significantly during the three and six months ended June 30, 2007, compared to the same periods in 2006, primarily due to additional support fees and annually renewable license fees, which were recognized for our growing installed customer base, and an increase in revenues from professional services as more of our larger, direct customers utilized our professional services group to assist in installing our solutions.

Our costs of products continue to increase due to additional hardware costs and increased royalty expenses as a result of licensing more third party software as part of the orders received.  Costs of services and operating expenses for the three and six months ended June 30, 2007 increased significantly compared to the same periods in 2006 primarily due to a 30% increase in company-wide staffing at June 30, 2007 compared to June 30, 2006 and related costs.

- back to table of contents -

In January 2006, we implemented SFAS 123R and began incurring expenses each quarter as stock options were granted and vested.  The following is a summary of those expenses for the three and six months ended June 30, 2007 and 2006 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Total stock-based compensation expense for employee stock options	$806	$668	$1,474	$1,157

Effect of stock-based compensation for employee stock options on net income per share:
Basic	$(0.05)	$(0.04)	$(0.08)	$(0.07)
Diluted	$(0.04)	$(0.04)	$(0.08)	$(0.07)

Based on currently issued non-vested options as of June 30, 2007, we expect expenses related to SFAS 123R to be approximately $1.6 million for the remainder of 2007.

In April 2007, pursuant to an asset purchase agreement, we acquired certain intangible and other assets and assumed certain liabilities of the professional services division of Alliance. A total of 13 professional services engineers and one sales representative joined our company as a result of the acquisition. These individuals possessed previous experience with our solutions and their implementation, as Alliance was already one of our established partners. We funded $853,000 of the purchase price with cash available from operations. The purchase price also included a hold back provision of $180,000 to cover costs for training and recruiting if any of the acquired Alliance employees left our company within 90 days after closing the transaction.  The hold back was paid in full in July 2007. This acquisition has enabled us to immediately expand our professional services group in an effort to more effectively support our customers. See Note 8 of Notes to Condensed Consolidated Financial Statements for further information.

Historical Results of Operations

The following table presents certain financial data, derived from our unaudited statements of income, as a percentage of total revenues for the periods indicated. The operating results for the three and six months ended June 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for the full year or for any future period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Product	54%	50%	52%	50%
Services	46	50	48	50
Total revenues	100	100	100	100
Cost of revenues:
Product	13	11	11	9
Services	19	17	20	18
Total cost of revenues	32	28	31	27
Gross profit	68	72	69	73
Operating expenses:
Sales and marketing	33	35	34	37
Research and development	16	17	16	17
General and administrative	12	15	12	14
Total operating expenses	61	67	62	68
Operating income	7	5	7	5
Other income (expense):
Interest income, net	1	1	1	1
Other income (expense)	--	--	--	--
Total other income (expense)	1	1	1	1
Income before income taxes	8	6	8	6
Income tax expense	--	(1)	--	(1)
Net income	8%	5%	8%	5%

- back to table of contents -

Comparison of Three and Six Months Ended June 30, 2007 and 2006

Revenues

Product Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	($ in thousands)
Product revenues	$14,447	$9,586	$26,708	$18,447
Change from prior year period	51%	12%	45%	12%
Percentage of total revenues	54%	50%	52%	50%

Product revenues, which include software and hardware, can fluctuate from quarter to quarter depending on several factors including the mix of orders between perpetual licenses and annually renewable licenses. The increase in product revenues during the three and six months ended June 30, 2007 compared to the same periods in 2006 was due primarily to higher dollar amounts of orders that we received.  The dollar value of orders received in the three and six months ended June 30, 2007 increased approximately 58% and 40%, respectively, from the same periods in 2006.  Perpetual orders during the three and six months ended June 30, 2007 accounted for 83% and 81%, respectively, of product orders compared to 73% and 72% during the same periods in 2006.  If other revenue recognition criteria are satisfied, we recognize license revenue upfront for perpetual licenses, and we recognize revenue for annually renewable licenses ratably over the term. The impact of the mix of contracts on our product revenues occurs only in the initial year of an order; subsequent renewal fees received for the annually renewable licenses and the renewal support fees for perpetual contracts are all allocated entirely to services revenues.

The amount of orders we receive, while impacting products revenues, does not have an exact correlation to revenues because the terms in the contracts, collection history with the customer or partner, and any other contractual conditions affect whether we can recognize the order during the quarter or in subsequent quarters.  Consequently, product revenues for any particular quarter are impacted not only by orders received in the current quarter but also by orders received in previous quarters that are being recognized in the current quarter.

Services Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	($ in thousands)
Services revenues	$12,533	$9,667	$24,465	$18,736
Change from prior year period	30%	38%	31%	36%
Percentage of total revenues	46%	50%	48%	50%

Services revenues include the portion of the initial license arrangement allocated to services revenues from annually renewable and perpetual contracts, license renewals of annually renewable contracts, and support fees for perpetual contracts, as well as professional services, education and other miscellaneous revenues.

The increase during the three and six months ended June 30, 2007 compared to the same periods in 2006 was primarily due to our growing installed base of customers and related payments of annual license renewal fees and support fees for perpetual licenses. License renewal and support revenues generated incremental revenues of $1.7 million and $3.1 million during the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. As new customers license our solutions, we expect that our services revenues will increase as these customers continue to renew their licenses and pay for ongoing support for our solutions.  The actual percentage fee charged for renewal of annually renewable licenses and perpetual support agreements as compared to the initial annually renewable license fee and perpetual license, respectively, is comparable on a relative percentage basis, and therefore, the mix of these types of contracts in the future is not expected to impact our future services revenues.

During the three and six months ended June 30, 2007, revenues from professional services increased $1.1 million and $2.3 million, respectively, from the same periods in 2006 due to more of our larger, direct customers utilizing our professional services group to assist in installing our solutions.  In the first quarter of 2007, we utilized third party resources to assist with the demand for professional services.  In April 2007, we acquired the professional services division of Alliance, which added 13 professionals to our group and increased our resources to serve our customers. We anticipate these revenues will continue to increase in 2007 as the number of our large, direct customers continues to grow.

- back to table of contents -

Educational and other services are also included in services revenues and were $1.0 million and $2.2 million for the three and six months ended June 30, 2007, respectively, compared to $1.0 million and $1.8 million during the same periods in 2006. These revenues have and will fluctuate based on the number of customers and partners that attend our educational classes, the amount of assistance our customers and partners need for implementation and installation and commissions that we receive on hardware sold to our end customers by a third party.

Cost of Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	($ in thousands)
Cost of revenues:
Product	$3,500	$2,033	$5,941	$3,366
Services	5,245	3,244	10,042	6,307
Total cost of revenues	$8,745	$5,277	$15,983	$9,673
Change from prior year period	66%	38%	65%	33%
Product costs as a % of product revenues	24%	21%	22%	18%
Services costs as a % of services revenues	42%	34%	41%	34%

Costs of product consist of hardware costs, principally for servers, telephone handsets and gateways, royalties for software we distribute, royalties for technologies included in our solutions and, to a lesser extent, software packaging costs, which include product media, duplication and documentation. Costs of product can fluctuate depending on which software applications are licensed to our customers, the third party software, if any, which is licensed by the end user from us as part of our software applications and the dollar amount of orders for hardware.

Costs of product increased $1.5 million or 72% and $2.6 million or 77% during the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. Hardware costs represented $714,000 and $1.1 million of the increase during the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006.  Royalties paid to third parties increased $544,000 and $1.2 million during the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006, as we licensed more third party software as part of orders received. In addition, we also increased staffing in our distribution center during 2007 compared to 2006 which resulted in $124,000 and $196,000 of incremental compensation for the three and six months ended June 30, 2007, respectively. The remaining increases were related to miscellaneous expenses.

Costs of services consist primarily of compensation expenses for technical support, educational and professional services personnel and other costs associated with supporting our partners and customers. These expenses increased during the three and six months ended June 30, 2007, as compared to the same periods in 2006, primarily due to a $1.5 million and $2.5 million increase in compensation expense, respectively, as a result of a 41% increase in our services staffing at June 30, 2007 compared to June 30, 2006. As a result of the increased professional services activity, travel related expenses increased $154,000 and $223,000 for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006.  In the first quarter of 2007, we experienced more demand for our professional services personnel to install our solutions at our customers’ sites, which resulted in additional costs of $384,000 related to contracting outsourced professionals compared to 2006. This demand was addressed in the second quarter of 2007 by the acquisition of the professional services division of Alliance, which added 13 professionals to our staff and contributed significantly to our increased expenses in the three months ended June 30, 2007.  The remaining expense increases were due to higher communication costs, more software purchases and greater depreciation expense.

We anticipate these costs will continue to increase in 2007 if the number of our large, direct customers continues to grow. We also expect that the acquisition of the professional services division of Alliance Systems will generate additional services costs for us in the future.

Gross Profit
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	($ in thousands)
Gross profit	$18,235	$13,976	$35,190	$27,510
Change from prior year period	30%	18%	28%	20%
Percentage of total revenues	68%	72%	69%	73%

- back to table of contents -

Gross profit as a percentage of total revenues decreased during the three and six months ended June 30, 2007 compared to the same periods in 2006, primarily due to additional costs of products and services as discussed previously. The gross margin on our hardware sales is less than the gross margin on our software licenses; therefore, as we continue to sell more hardware with our software orders, our total gross margin percentage may decrease compared to historical margins. Gross margin in any particular quarter is dependent upon our product mix related to recognized orders and is expected to vary.

Operating Expenses

Sales and Marketing
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	($ in thousands)
Sales and marketing expenses	$8,705	$6,855	$17,349	$13,734
Change from prior year period	27%	12%	26%	14%
Percentage of total revenues	33%	35%	34%	37%
Percentage of net product revenues	80%	91%	84%	91%

Sales and marketing expenses are comprised primarily of compensation expenses, travel and entertainment expenses and promotional costs related to our sales, marketing, and channel management operations. Compensation expense increased $926,000 and $2.3 million during the three and six months ended June 30, 2007, respectively, which resulted from a 20% increase in our sales and marketing staffing at June 30, 2007 compared to June 30, 2006. In addition, we incurred $486,000 and $505,000 of additional costs during the three and six months ended June 30, 2007, respectively, as a result of various marketing activities.  Finally, the increase for the six months ended June 30, 2007 compared to the same period in 2006 also included additional travel related expenses of $254,000 and a lump sum severance payment we made to a former executive officer of $175,000.

Sales and marketing expenses as a percentage of total revenues and as a percentage of net product revenues decreased during the three and six months ended June 30, 2007 as compared to the same periods in 2006. These decreases reflect efficiencies that we have realized in these areas as our revenues continued to increase.

Research and Development
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	($ in thousands)
Research and development expenses	$4,227	$3,292	$8,124	$6,414
Change from prior year period	28%	2%	27%	0%
Percentage of total revenues	16%	17%	16%	17%

Research and development expenses are comprised primarily of compensation and depreciation expenses. During the three and six months ended June 30, 2007, compensation expense increased $683,000 and $1.3 million, respectively, as compared to the same periods in 2006, as a result of a 27% increase in our research and development staffing at June 30, 2007 compared to June 30, 2006. In addition, we incurred incremental research and development costs of $114,000 and $198,000 during the three and six months ended June 30, 2007, respectively, related to allocable general corporate expenses including rent and property taxes.  We also incurred $111,000 and $116,000 of additional expenses during the three and six months ended June 30, 2007, respectively, related to recruiting and consulting fees.

General and Administrative
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	($ in thousands)
General and administrative expenses	$3,285	$2,833	$6,350	$5,367
Change from prior year period	16%	39%	18%	32%
Percentage of total revenues	12%	15%	12%	14%

- back to table of contents -

General and administrative expenses are comprised of compensation expense and general corporate expenses that are not allocable to other departments including legal and other professional fees and bad debt expense. General and administrative expenses increased during the three months ended June 30, 2007, as compared to the same period in 2006, primarily due to an increase in compensation expense of $137,000 and $482,000 during the three and six months ended June 30, 2007, respectively, as a result of a 25% increase in our general and administrative staffing at June 30, 2007 compared to June 30, 2006. We also recognized $102,000 and $121,000 of additional expense related to legal, accounting and professional fees during the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. Finally, bad debt expense increased $150,000 for the three months ended June 30, 2007.

Other Income (Expense)

Interest Income, Net
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	($ in thousands)
Cash, cash equivalents and short-term investments (average)	$31,828	$19,519	$29,615	$17,648
Interest income	384	121	856	228
Return on investment (annualized)	4.8%	2.5%	5.8%	2.6%

Interest income, net is primarily comprised of interest earned from investments and interest-bearing cash accounts. Interest expense and fees, which were not material for any periods reported, were also included in interest income, net. Interest earned on investments improved during the three and six months ended June 30, 2007, compared to the same periods in 2006, due to increasing cash and investment balances, better monitoring of funds in which we have invested to increase our return on investment and higher interest rates and lower fees.

Other Expense, Net
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	($ in thousands)
Other income (expense)	$(42)	$(12)	$(98)	$(64)

Other expense, net includes foreign currency transaction gains and losses, as well as foreign tax withholdings. These amounts depend on the amount of revenue that is generated in certain international currencies, particularly the Euro, and the exchange gain or loss that results from foreign currency disbursements and receipts. The increase in the expense during the three and six months ended June 30, 2007 was primarily due to additional foreign tax withholdings compared to the same periods in 2006.

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

We determine liquidity by combining cash and cash equivalents and short-term investments net of any outstanding borrowings on our line of credit as shown in the table below. Our total liquidity position as of June 30, 2007 improved compared with our position as of December 31, 2006 due mainly to increased net income, increasing deferred revenue balances and strong cash collections. We believe that our current liquidity position, when combined with our anticipated cash flows from operations, will be sufficient to satisfy our operating cash needs over the next 12 months. If cash flows from operations are less than anticipated or we have additional cash needs (such as an unfavorable outcome in legal proceedings), our liquidity may not be sufficient to cover our needs. In this case, we may be forced to raise additional capital, either through the capital markets or debt financings. We may not be able to receive favorable terms in raising this capital.

	June 30,	December 31,
	2007	2006
	($ in thousands)
Cash and cash equivalents	$18,449	$13,531
Short-term investments	13,694	13,555
Liquidity, net	$32,143	$27,086

- back to table of contents -

Our operating activities resulted in net cash provided of $6.9 million and $4.3 million for the six months ended June 30, 2007 and 2006, respectively. This increase in net cash provided was primarily a result of increased net income and deferred services revenues offset by a decrease in cash collections.

The amount that we report as cash and cash equivalents or as temporary investments fluctuates depending on investing decisions in each period. Purchases of short-term investments are reported as a use of cash and the related receipt of proceeds upon maturity of the investment is reported as a source of cash.

Net cash used in investing activities was $3.3 million and $3.8 million for the six months ended June 30, 2007 and 2006, respectively. During the second quarter of 2007, we used $853,000 of cash from operations to acquire the professional services division of Alliance.  During the six months ended June 30, 2007, we purchased $3.4 million of additional available-for-sale investments; however these additional purchases were offset by $6.2 million of additional available-for-sale investments that matured during the first six months of 2007 compared to the same period in 2006. We also purchased property and equipment totaling $2.6 million during the first six months of 2007 compared to $1.0 million during the same period in 2006. These purchases related mainly to hardware and leasehold improvements for our corporate headquarters and regional offices. As our operations continue to grow and we add new employees, we anticipate that our purchases of property and equipment will continue to increase in future periods.

Net cash provided by financing activities was $1.3 million and $1.8 million for the six months ended June 30, 2007 and 2006, respectively. The decrease in cash provided was mainly due to lower proceeds from stock options that were exercised during the six months ended June 30, 2007.

On June 19, 2007, we entered into an amendment of our corporate office operating lease under which the leased space will be expanded by approximately 79,385 rentable square feet in an office building currently under construction and adjacent to our corporate headquarters. The rent for the additional space through the lease expiration date (March 31, 2018) will be approximately $16.3 million, payable in pro-rata monthly installments through the lease term, as defined in the amendment. Rent payments will commence as we utilize the additional space, which is expected to be no earlier than March 1, 2008 and as a result, there was no financial statement impact for the three months ended June 30, 2007.  In consideration for entering into the amendment, the landlord agreed to pay us a discretionary allowance of $450,000 which is payable as we utilize the additional space in the office building. We will use the allowance for certain costs associated with our corporate headquarters and/or the additional space, as defined in the amendment.

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

The obligations listed in the table below relate to operating lease obligations for additional office space adjacent to our corporate headquarters, as discussed above, and office leases in the United States entered into during the second quarter of 2007 and are incremental to the operating lease obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 and Quarterly Report on Form 10-Q for the period ended March 31, 2007. There have been no additional material changes in our contractual obligations as of June 30, 2007.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Operating lease obligations	$16,743,796	$67,942	$2,385,032	$3,249,030	$11,041,792

Off-Balance Sheet Arrangements

Except as set forth above in the Contractual Obligations table, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as of June 30, 2007.

- back to table of contents -

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

We recognize revenues related to any hardware sales when the hardware is delivered and all other revenue recognition criteria are met.

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

- back to table of contents -

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

Stock-based compensation expense for employee stock options recognized under SFAS 123R for the three and six months ended June 30, 2007 was $806,000 and $1.5 million, respectively, compared to $668,000 and $1.2 million during the same periods in 2006.

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

Research and Development

Through June 30, 2007, all research and development expenditures have been expensed as incurred. Based on our product development process and technological feasibility, the date at which capitalization of development costs may begin is established upon completion of a working model. Costs incurred between completion of the working model and the point at which the product is ready for general release have been insignificant.

Legal Proceedings

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

- back to table of contents -

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

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007 pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The information set forth in Note 6 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report is incorporated herein by reference.

Item 1A.	Risk Factors.

In addition to the information set forth in this Report and before deciding to invest in, or retain, shares of our common stock, you also should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006. Those risk factors could materially affect our business, financial condition and results of operations.

The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition and results of operations. During the three months ended June 30, 2007, there were no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

- back to table of contents -

Item 4.	Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Shareholders on June 8, 2007. At that meeting, our shareholders reelected Mark E. Hill and elected Michael C. Heim as Directors of the Company for three-year terms or until their successors are elected and have qualified

The final results of the votes taken at the annual meeting were as follows:

Election of Directors	Votes FOR	Votes WITHHELD
Mark E. Hill	15,104,869	339,784
Michael C. Heim	14,727,090	717,563

In addition, the following Directors also have terms in office that continue until the annual meeting of shareholders in the year indicated:

Director	Year
Donald E. Brown, M.D.	2008
Richard A. Reck	2008
Edward L. Hamburg, Ph.D.	2009
Samuel F. Hulbert, Ph.D.	2009

Item 6.	Exhibits.

(a)	Exhibits

3.1	Restated Articles of Incorporation of the Company (incorporated herein by reference from the same exhibit number to the Company’s Registration Statement on Form S-1 (Registration No. 333-79509))

3.2	By-Laws of the Company, as amended to date (incorporated herein by reference from the same exhibit number to the Company’s Registration Statement on Form S-1 (Registration No. 333-79509))

10
Third Lease Amendment, dated June 19, 2007, between the Company and Duke Realty Limited Partnership (formerly Duke-Weeks Realty Limited Partnership) (incorporated herein by reference from the same exhibit number to the Company’s Current Report on Form 8-K filed June 25, 2007)

10.6
Asset Purchase Agreement dated as of April 17, 2007 between the Company and Alliance Systems Ltd. (incorporated herein by reference from the same exhibit number to the Company’s Current Report on Form 8-K filed April 23, 2007)

10.26	Summary of Certain Director and Executive Compensation

- back to table of contents -

10.37	Form of Non-Employee Director Stock Option Agreement under 2006 Equity Incentive Plan

10.38	Form of Non-Employee Director Change of Control Agreement

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

- back to table of contents -

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Interactive Intelligence, Inc. (Registrant)

Date: August 9, 2007	By:	/s/ Stephen R. Head
Stephen R. Head Chief Financial Officer, Vice President of Finance and Administration, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)