Form 10-Q
period 2007-09-30
INTERACTIVE INTELLIGENCE INC
filed 2007-11-02
CIK 1083318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________

FORM 10-Q
____________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No *

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	*	Accelerated filer	☑	Non accelerated filer	*

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes *   No ☑

As of October 31, 2007, there were 17,632,211 shares outstanding of the registrant’s common stock, $0.01 par value.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements.

Interactive Intelligence, Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2007 and December 31, 2006
(In thousands, except share and per share amounts)

	September 30, 2007	December 31, 2006
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$23,430	$13,531
Short-term investments	10,949	13,555
Accounts receivable, net of allowance for doubtful accounts of $776 at September 30, 2007 and $596 at December 31, 2006	29,561	21,370
Deferred tax assets, net	1,314	1,314
Prepaid expenses	6,057	5,358
Other current assets	1,602	1,818
Total current assets	72,913	56,946
Property and equipment, net	7,165	5,469
Deferred tax assets, net	3,686	3,686
Other assets, net	1,769	674
Total assets	$85,533	$66,775

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$9,077	$7,885
Accrued compensation and related expenses	4,487	3,825
Deferred product revenues	6,818	5,910
Deferred services revenues	30,352	24,877
Total current liabilities	50,734	42,497

Commitments and contingencies	--	--

Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	--	--
Common stock, $0.01 par value: 100,000,000 shares authorized; 17,534,947 issued and outstanding at September 30, 2007 and 17,139,804 issued and outstanding at December 31, 2006	175	171
Additional paid-in capital	76,588	72,528
Accumulated deficit	(41,964)	(48,421)
Total shareholders’ equity	34,799	24,278
Total liabilities and shareholders’ equity	$85,533	$66,775

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.
Condensed Consolidated Statements of Income (unaudited)
For the Three and Nine Months Ended September 30, 2007 and 2006
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Product	$15,032	$11,967	$41,740	$30,414
Services	13,676	10,030	38,141	28,766
Total revenues	28,708	21,997	79,881	59,180
Cost of revenues:
Product	4,232	2,707	10,173	6,073
Services	5,533	3,828	15,475	10,121
Total cost of revenues	9,765	6,535	25,648	16,194
Gross profit	18,943	15,462	54,233	42,986
Operating expenses:
Sales and marketing	9,231	7,535	26,680	21,283
Research and development	4,348	3,519	12,472	9,933
General and administrative	3,310	2,739	9,660	8,106
Total operating expenses	16,889	13,793	48,812	39,322
Operating income	2,054	1,669	5,421	3,664
Other income (expense):
Interest income, net	412	162	1,268	382
Other income (expense), net	29	(25)	(69)	(89)
Total other income, net	441	137	1,199	293
Income before income taxes	2,495	1,806	6,620	3,957
Income tax benefit (expense)	37	4,912	(163)	4,735
Net income	$2,532	$6,718	$6,457	$8,692

Net income per share:
Basic	$0.15	$0.40	$0.37	$0.53
Diluted	$0.13	$0.36	$0.33	$0.48

Shares used to compute net income per share:
Basic	17,461	16,626	17,388	16,438
Diluted	19,407	18,545	19,336	18,010

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.
Condensed Consolidated Statement of Shareholders’ Equity (unaudited)
For the Nine Months Ended September 30, 2007
(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, December 31, 2006	17,139	$171	$72,528	$(48,421)	$24,278

Issuances of common stock	8	--	150	--	150
Exercise of stock options	387	4	1,624	--	1,628
Stock-based compensation	--	--	2,286	--	2,286
Net income	--	--	--	6,457	6,457
Balances, September 30, 2007	17,534	$175	$76,588	$(41,964)	$34,799

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
For the Nine Months Ended September 30, 2007 and 2006
(In thousands)

	Nine Months Ended September 30,
	2007	2006
Operating activities:
Net income	$6,457	$8,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,941	1,327
Accretion of investment income	(317)	(51)
Stock-based compensation expense related to stock options	2,286	1,617
Deferred income tax	--	(5,000)
Loss on disposal of fixed assets	--	4
Changes in operating assets and liabilities:
Accounts receivable	(8,191)	(4,048)
Prepaid expenses	(699)	(1,733)
Other current assets	216	(71)
Other assets	(49)	(80)
Accounts payable and accrued liabilities	1,192	974
Accrued compensation and related expenses	662	372
Deferred product revenues	908	301
Deferred services revenues	5,426	4,328
Net cash provided by operating activities	9,832	6,632

Investing activities:
Purchases of available-for-sale investments	(15,192)	(10,895)
Sales of available-for-sale investments	18,115	5,189
Purchases of property and equipment	(3,601)	(1,866)
Acquisition of professional services division	(1,033)	--
Net cash used in investing activities	(1,711)	(7,572)

Financing activities:
Proceeds from stock options exercised	1,628	2,258
Proceeds from issuance of common stock	150	138
Net cash provided by financing activities	1,778	2,396

Net increase in cash and cash equivalents	9,899	1,456
Cash and cash equivalents, beginning of period	13,531	11,551
Cash and cash equivalents, end of period	$23,430	$13,007

Cash paid during the period for:
Interest	$--	$46
Income taxes	147	314

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2007 and 2006 (unaudited)

1.	THE COMPANY

Interactive Intelligence, Inc. (the “Company”) is a leading provider of software applications for contact centers and is leveraging that leadership position to provide mission critical voice over Internet protocol (“VoIP”) applications to enterprises. The Company’s products are installed at international corporations, public agencies, telecommunication companies, distributed organizations, government and commercial enterprises. The Company participates in three distinct markets, all of whose needs are increasing for VoIP-based systems:

•	Contact Centers

•	Enterprise IP Telephony

•	Enterprise Messaging

The Company commenced principal operations in 1994 and revenues were first recognized in 1997. Since then, the Company has established wholly-owned subsidiaries in Australia, France, the Netherlands and the United Kingdom. The Company also currently has international branch offices in Canada, Germany, China, Japan, Korea, Malaysia, Singapore and Sweden. The Company markets its software applications in the Americas, Europe, the Middle East, Africa, and Asia/Pacific.

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

For an annually renewable license agreement, upon meeting the revenue recognition criteria above, the Company recognizes a majority of the initial license fees under these agreements as product revenues ratably over the initial license period, which is generally 12 months, and the remainder of the initial license fees are recognized as services revenues over the same time period.

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

Stock-based compensation expense for employee stock options recognized under SFAS 123R for the three and nine months ended September 30, 2007 was $812,000 and $2.3 million, respectively, compared to $451,000 and $1.6 million during the same periods in 2006.

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

Prior to January 1, 2007, costs related to the development of the Company’s packaged solutions were included in cost of services. Beginning January 1, 2007, for all periods, these costs have been reclassified from cost of services to research and development expenses.  Prior to July 1, 2007, costs related to certain commissions for the sale of services were included in cost of services. Beginning July 1, 2007, for all periods, these costs have been reclassified from cost of services to sales and marketing expenses. Prior to October 1, 2006, costs related to our skill development funds, which were incurred by us as incentives for our partners, were included in sales and marketing expenses. Beginning October 1, 2006, for all periods, these costs have been reclassified as a reduction in product revenues as they are contingent on our partners’ sales activity.

As these reclassifications occurred between line items on the consolidated statement of income for the respective periods, they have had no impact on operating income, net income or earnings per share as previously reported.

Interactive Intelligence, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

3.	NET INCOME PER SHARE

Basic net income per share is calculated based on the weighted-average number of common shares outstanding in accordance with SFAS No. 128, Earnings per Share. Diluted net income per share is calculated based on the weighted-average number of common shares outstanding plus the effect of dilutive potential common shares. When the Company reports net income, the calculation of diluted net income per share excludes shares underlying stock options outstanding that would be antidilutive. Potential common shares are composed of shares of common stock issuable upon the exercise of stock options (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income, as reported (A)	$2,532	$6,718	$6,457	$8,692

Weighted average shares of common stock outstanding (B)	17,461	16,626	17,388	16,438
Dilutive effect of employee stock options	1,946	1,919	1,948	1,572
Common stock and common stock equivalents (C)	19,407	18,545	19,336	18,010

Net income per share:
Basic (A/B)	$0.15	$0.40	$0.37	$0.53
Diluted (A/C)	0.13	0.36	0.33	0.48

The Company’s calculation of diluted net income per share for the three months ended September 30, 2007 and 2006 excludes stock options to purchase approximately 756,000 and 362,000 shares of the Company’s common stock, respectively, and diluted net income per share for the nine months ended September 30, 2007 and 2006, excludes stock options to purchase approximately 618,000 and 379,000 shares of the Company’s common stock, respectively, as their effect would be antidilutive.

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

Prior to 2007, options were granted based on historical performance after the Company’s quarterly and/or annual results were known, and generally vested in equal annual installments over four years from the first anniversary of the date of grant. In fiscal 2007, the Company began granting stock options as of the beginning of the year. Stock option grants are now categorized into two groups: (1) non-executive officer and director grants and (2) executive officer grants.  Stock options granted to non-executive officers and directors are subject only to time vesting.  The fair value of these non-executive officer and director option grants is determined on the date of grant and the related compensation expense is recognized for the entire award on a straight-line basis over the vesting period.  Stock options granted to executive officers are subject to cancellation if specified performance targets for fiscal 2007 (as defined in the executives’ 2007 compensation plans) are not achieved.  If the applicable performance targets are achieved, the options will vest in four equal annual installments beginning January 1, 2009.  The fair value of the executive officer option grants is determined on the date of grant and the related compensation expense  is recognized over the requisite service period, including the initial period for which the performance targets must be met, for each separately vesting portion of the award as if each vesting tranche was a separate award.  The valuation assumptions used for each method are similar, although tailored for each vesting tranche of the awards for the executive officer grants.

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

The plans may be terminated by the Company’s Board of Directors at any time.

Expense Information under SFAS 123R

The following table summarizes the allocation of stock-based compensation expense related to employee and director stock options under SFAS 123R for the three and nine months ended September 30, 2007 and 2006 and their related impact on net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Stock-based compensation expense by category:
Cost of services	$70	$38	$184	$116
Sales and marketing	313	219	943	768
Research and development	153	69	411	179
General and administrative	276	125	748	545
Total stock-based compensation expense	$812	$451	$2,286	$1,608

Effect of stock-based compensation expense on net income per share:
Basic	$(0.05)	$(0.03)	$(0.13)	$(0.10)
Diluted	$(0.04)	$(0.02)	$(0.12)	$(0.09)

5.	CONCENTRATION OF CREDIT RISK

No customer or partner represented a greater than 10% concentration of the Company’s accounts receivable as of September 30, 2007 or December 31, 2006. In addition, no customer or partner had greater than 10% concentration of the Company’s revenues for the three and nine months ended September 30, 2007 and 2006.

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

In November 2002, the Company received a notification from the French government as a result of a tax audit that had been conducted encompassing the years 1998, 1999, 2000 and 2001. In December 2005, the Company received an additional notification from the French government as a result of an updated tax audit that they conducted. Both of these assessments claim various taxes are owed related to Value Added Tax (“VAT”) and corporation taxes in addition to what has previously been paid and accrued. In May 2007, the French court ruled against the Company on the first notification and declared the amounts due ($3.3 million for VAT and $332,000 for corporation taxes). Because the judgment from the French court was against Interactive Intelligence France S.A.R.L. (the “SARL”), a wholly owned subsidiary of the Company, the Company does not believe that the French government can impose the liability on Interactive Intelligence, Inc. and the SARL does not have any significant assets with which to pay.  In addition, the Company’s tax counsel and advisors contend that the case is without merit and the Company has two more appeal routes, which could take up to ten years to resolve.

As of September 30, 2007, the assessment related to VAT was approximately $6.0 million and the assessment related to corporation taxes was approximately $723,000.  As of September 30, 2007, the Company has recorded what it deems an appropriate amount for the corporate tax assessment. No accrual has been made by the Company with respect to the VAT assessment.

Interactive Intelligence, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

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

Lease Commitment

During the second quarter of 2007, the Company entered into an amendment of its corporate office operating lease under which the current leased space will be expanded to an office building currently under construction and adjacent to the Company’s corporate headquarters. The rent for the additional space through the lease expiration date will be approximately $16.3 million, payable in pro-rata monthly installments, as defined in the amendment and will commence as the Company utilizes the additional space, which is expected to be no earlier than March 1, 2008. In consideration for entering into the amendment, the landlord agreed to pay the Company a discretionary allowance of $450,000 which is payable as the Company utilizes the additional space in the office building. The Company intends to use this allowance for certain costs associated with the Company’s corporate headquarters and/or the additional space, as defined in the amendment. This amendment did not have any financial statement impact, and there were no material changes related to this amendment, during the quarter ended September 30, 2007.

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

During the third quarter of 2006, the Company recorded a non-cash tax benefit of $5.0 million to reduce the valuation allowance for its deferred tax assets as a result of improved performance of the business during the prior three years and the level of projections for future taxable income during the periods in which the deferred tax assets are deductible. The Company had a valuation allowance of $20.9 million at December 31, 2006. Management will continue to evaluate the recoverability of the deferred tax assets on a quarterly basis and will adjust, as necessary, the valuation allowance to reflect deferred tax assets deemed more likely than not to be recovered.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Adoption of FIN 48 had no impact on the Company’s consolidated financial position and results of operations.

Upon adoption of FIN 48, the Company identified an uncertain tax position related to certain tax credits that the Company currently believes may not meet the “more likely than not” recognition threshold under FIN 48 to be sustained upon examination. Since this uncertain tax position has not been utilized and had a full valuation allowance established, the effect would be to reduce the gross deferred tax asset and valuation allowance by up to $4.7 million. This amount relates to unrecognized tax benefits that would impact the effective tax rate if recognized absent the valuation allowance. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  Tax years 2004 and forward remain open for examination for federal tax purposes and tax years 2003 and forward remain open for examination for the Company’s more significant state tax jurisdictions.  To the extent utilized in future years’ tax returns, net operating loss and capital loss carry forwards at September 30, 2007 will remain subject to examination until the respective tax year is closed.

8.	ACQUISITION

Asset Purchase Agreement

During the second quarter of 2007, the Company entered into an asset purchase agreement with Alliance Systems Ltd. (“Alliance”), and $853,000 in cash was paid to Alliance on the date of the acquisition. In connection with the acquisition, during July 2007 a hold back provision for $180,000 was paid in full to Alliance, upon achievement of certain conditions as specified in the asset purchase agreement.  Except for this payment of the hold back, there were no material changes related to this acquisition during the quarter ended September 30, 2007.

The purchase price allocations for the Company’s acquisition of the professional services division of Alliance were based on a third-party valuation report which was prepared in accordance with the provisions of SFAS No. 141, Business Combinations (“SFAS No. 141”) and are subject to adjustment. The following table summarizes the fair value of the intangible and other assets acquired and liabilities assumed at the date of acquisition (in thousands):

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

Interactive Intelligence, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

Goodwill

As a result of recording goodwill related to the acquisition discussed above, goodwill will be reviewed for impairment at least annually, during the fourth quarter, in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the Company must perform step two of the impairment test (measurement). Under step two, an impairment charge is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.

The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. For purposes of the impairment test, the Company is considered one reporting unit.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide our investors with an understanding of our past performance, our financial condition and our prospects and should be read in conjunction with other sections of this Quarterly Report on Form 10-Q. Investors should carefully review the information contained in this report under Part II, Item 1A “Risk Factors” and in the Item 1A “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The following will be discussed and analyzed:

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

Overview

Interactive Intelligence, Inc. (“Interactive Intelligence”, “we”, “us” or “our”) was formed in 1994 as an Indiana corporation and maintains its world headquarters and executive offices at 7601 Interactive Way, Indianapolis, IN 46278. Our telephone number is (317) 872-3000. You can find our website at http://www.inin.com. Our periodic and current reports and all amendments to those reports required to be filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our investor relations page located on our Website at http://www.inin.com/investors.

We are a leading provider of software applications for contact centers and we are leveraging that leadership position to provide mission critical voice over Internet protocol (“VoIP”) applications to enterprises. Our solutions are utilized in contact centers of international corporations, public agencies, telecommunications companies, distributed organizations, government and commercial enterprises, and increasingly for the remote and mobile workforce. We also offer a pre-integrated all-software Internet Protocol Private Branch Exchange (“IP PBX”), a phone and communications solution for mid-sized enterprises that relies on the Microsoft Corporation (“Microsoft”) platform. We offer innovative software products and services for multi-channel contact management, business communications, messaging and session initiation protocol (“SIP”)-supported VoIP.

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

Financial Highlights

For the three months ended September 30, 2007, revenues grew 6% over the previous three month period and 31% over the three months ended September 30, 2006. The increase takes into account a reclassification in the third quarter of 2006 related to our skills development funds as discussed in Note 2 of our Notes to Condensed Consolidated Financial Statements (“Note 2”).

Factors that affect revenues in any particular quarter include potential customers’ budget constraints, personnel resources to implement our solutions, historical product order patterns and willingness to implement a critical telecommunications system. Revenues in any particular quarter can greatly fluctuate from other periods.

The amount of orders we receive, while impacting product revenues, does not have an exact correlation to revenues because the terms in the contracts, collection history with the customer or partner, and any other contractual conditions affect whether we can recognize the order during the quarter or in subsequent quarters.  Consequently, product revenues for any particular quarter are impacted not only by orders received in the current quarter but also by orders received in previous quarters that are being recognized in the current quarter.

The information below shows our total revenues (in millions) for the most recent five quarters and the years ended December 31, 2006, 2005 and 2004 and the percentage change over the previous period (including the impact of the 2006 reclassification discussed above and in Note 2).

Period	Revenues	% Growth
Three months ended:
September 30, 2007	$28.7	6%
June 30, 2007	27.0	12
March 31, 2007	24.2	1
December 31, 2006	23.9	8
September 30, 2006	22.0	14

Year ended December 31:
2006	$83.0	32%
2005	62.9	14
2004	55.1	7

Product revenues increased during the three and nine months ended September 30, 2007, compared to the same periods in 2006, as a result of increased demand for our software and appliances, third party products we license and third party hardware we sell. We have experienced increasing annual revenue growth in all major geographies in part due to an increase in demand for our contact center solutions. We also attribute annual revenue growth to a number of other factors including but not limited to: adoption of VoIP technologies by our customers; increasing market awareness of our solutions; improvements in scalability and the reliability of our products; reductions in hardware costs to deploy our solutions making our solutions more financially attractive to customers; changes in our sales program to target new customers; and establishment of an inside sales group to work with current customers.

Services revenues increased significantly during the three and nine months ended September 30, 2007, compared to the same periods in 2006, primarily due to additional support fees and annually renewable license fees, which were recognized for our growing installed customer base, and an increase in revenues from professional services as more of our larger, direct customers utilized our professional services group to assist in implementing our solutions.

Our costs of products continue to increase due to appliances we have developed and licensed, additional hardware delivered by us and increased royalty expenses as a result of licensing more third party software as part of the orders received.

Costs of services and operating expenses for the three and nine months ended September 30, 2007 increased significantly compared to the same periods in 2006 primarily due to a 26% increase in company-wide staffing at September 30, 2007 compared to September 30, 2006 and related costs.

Since January 1, 2006, we have accounted for our employee and director stock options in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) and the guidance of the SEC Staff Accounting Bulletin No. 107 (“SAB 107”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, based on fair values. As a result, we have incurred stock-based compensation expense each quarter as stock options are granted and vested.  The following is a brief summary of our stock-based compensation expense for the three and nine months ended September 30, 2007 and 2006 and the related impact on net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Total stock-based compensation expense	$812	$451	$2,286	$1,608

Effect of stock-based compensation expense on net income per share:
Basic	$(0.05)	$(0.03)	$(0.13)	$(0.10)
Diluted	$(0.04)	$(0.02)	$(0.12)	$(0.09)

Based on currently issued non-vested options as of September 30, 2007, we expect stock-based compensation expenses related to SFAS 123R to be approximately $835,000 for the fourth quarter of 2007.

During the second quarter of 2007, we acquired certain intangible and other assets and assumed certain liabilities of the professional services division of Alliance for $1.0 million. A total of 13 professional services engineers and one sales representative joined our company immediately following the consummation of the acquisition. These individuals possessed previous experience with our solutions and their implementation. We funded the $1.0 million purchase price with cash available from operations, which also included a hold back provision of $180,000 to cover costs for training and recruiting if any of the acquired Alliance employees left our company within 90 days after closing the transaction.  The hold back was paid in full in July 2007. This acquisition has enabled us to immediately expand our professional services group in an effort to more effectively support our customers. See Note 8 of Notes to Condensed Consolidated Financial Statements for further information.

During the third quarter of 2006, we recorded a non-cash tax credit of $5.0 million to reduce the valuation allowance for our deferred tax assets. We had a valuation allowance of $20.9 million at December 31, 2006. We have not recorded a reduction of the deferred tax valuation allowance since the three months ended September 30, 2006; however, we continue to evaluate the recoverability of the deferred tax assets on a quarterly basis.

Historical Results of Operations

The following table presents certain financial data, derived from our unaudited statements of income, as a percentage of total revenues for the periods indicated. The operating results for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for the full year or for any future period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Product	52%	54%	52%	51%
Services	48	46	48	49
Total revenues	100	100	100	100
Cost of revenues:
Product	15	12	13	10
Services	19	18	19	17
Total cost of revenues	34	30	32	27
Gross profit	66	70	68	73
Operating expenses:
Sales and marketing	32	34	33	36
Research and development	15	16	16	17
General and administrative	11	13	12	14
Total operating expenses	58	63	61	67
Operating income	8	7	7	6
Other income (expense):
Interest income, net	1	1	1	1
Other income (expense)	--	--	--	--
Total other income (expense)	1	1	1	1
Income before income taxes	9	8	8	7
Income tax benefit (expense)	--	22	--	8
Net income	9%	30%	8%	15%

Comparison of Three and Nine Months Ended September 30, 2007 and 2006

Revenues

Product Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	($ in thousands)
Product revenues	$15,032	$11,967	$41,740	$30,414
Change from prior year period	26%	54%	37%	25%
Percentage of total revenues	52%	54%	52%	51%

Product revenues, which include software and hardware revenues, increased during the three and nine months ended September 30, 2007 compared to the same periods in 2006 across all major geographies. During the quarter and nine months, we recognized increased hardware revenues, which was primarily due to a higher demand for our media server and gateway appliances which have added to the scalability and functionality of our solutions. During the nine months ended September 30, 2007, we have experienced increases in orders greater than $100,000 and increases in orders from our existing customer base compared to the same period in 2006.

Services Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	($ in thousands)
Services revenues	$13,676	$10,030	$38,141	$28,766
Change from prior year period	36%	35%	33%	36%
Percentage of total revenues	48%	46%	48%	49%

Services revenues include the portion of the initial license arrangement allocated to maintenance and support revenues from annually renewable and perpetual contracts, license renewals of annually renewable contracts, and support fees for perpetual contracts, as well as professional services, education and other miscellaneous revenues.

The increase during the three and nine months ended September 30, 2007 compared to the same periods in 2006 was primarily due to our growing installed base of customers and related payments of annual license renewal fees and support fees for perpetual licenses. License renewal and support revenues increased by $1.8 million and $4.9 million during the three and nine months ended September 30, 2007, respectively, or 22% and 21%, respectively, compared to the same periods in 2006. As new customers license our solutions, we expect that our services revenues will increase as these customers continue to renew their licenses and pay for ongoing support for our solutions.

During the three and nine months ended September 30, 2007, revenues from professional services increased $1.6 million and $3.8 million, respectively, from the same periods in 2006 due to more of our larger, direct customers utilizing our professional services group to assist in implementing our solutions.  In April 2007, we acquired the professional services division of Alliance, which added 13 engineers to our professional services group and increased our resources to serve our customers. We anticipate these revenues related to professional services will continue to increase in the future if the number of our large, direct customers continues to grow.

Educational and other services revenues increased $278,000 and $605,000 for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. These revenues have and will fluctuate based on the number of customers and partners that attend our educational classes, and the amount of assistance our customers and partners need for implementation and installation.

Cost of Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	($ in thousands)
Cost of revenues:
Product	$4,232	$2,707	$10,173	$6,073
Services	5,533	3,828	15,475	10,121
Total cost of revenues	$9,765	$6,535	$25,648	$16,194
Change from prior year period	49%	76%	58%	47%
Product costs as a % of product revenues	28%	23%	24%	20%
Services costs as a % of services revenues	40%	38%	41%	35%

Costs of product consist of hardware costs, principally for appliances which we have developed, servers, telephone handsets and gateways, royalties for third party software and other technologies included in our solutions and, to a lesser extent, software packaging costs, which include product media, duplication and documentation. Costs of product can fluctuate depending on which software applications are licensed to our customers, the third party software, if any, which is licensed by the end user from us as part of our software applications and the dollar amount of orders for hardware.

Costs of product increased $1.5 million or 56% and $4.1 million or 68% during the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006.  Hardware costs represented $1.0 million and $2.1 million of the increase during the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006.  Royalties paid to third parties increased $295,000 and $1.5 million during the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006, as we licensed more third party software. In addition, we also increased staffing in our distribution center during 2007 compared to 2006, which resulted in our compensation expense increasing $121,000 and $316,000 for the three and nine months ended September 30, 2007, respectively.

Costs of services consist primarily of compensation expenses for technical support, educational and professional services personnel and other costs associated with supporting our partners and customers. These expenses increased during the three and nine months ended September 30, 2007, as compared to the same periods in 2006, primarily due to a $1.4 million and $3.8 million increase in compensation expense, respectively, as a result of a 35% staffing increase in our services personnel at September 30, 2007 compared to September 30, 2006. As a result of the increased professional services activity, travel related expenses increased $107,000 and $331,000 for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006.  During 2007, we experienced more demand for our professional services personnel to implement our solutions at our customers’ sites, which resulted in additional costs of $352,000 related to contracting outsourced professionals for the nine months ended September 30, 2007 compared to 2006. In the second quarter of 2007, we acquired the professional services division of Alliance, which added 13 engineers to our professional services group and contributed significantly to our increased compensation expenses in the second and third quarters of 2007.

We anticipate these costs will continue to increase if the number of our large, direct customers continues to grow.

Gross Profit
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	($ in thousands)
Gross profit	$18,943	$15,462	$54,233	$42,986
Change from prior year period	23%	35%	26%	25%
Percentage of total revenues	66%	70%	68%	73%

Gross profit as a percentage of total revenues decreased during the three and nine months ended September 30, 2007 compared to the same periods in 2006, primarily due to additional costs of products and services as discussed previously. The gross margin on our hardware sales is less than the gross margin on our software licenses; therefore, as we continue to sell more hardware, our total gross margin percentage may decrease compared to historical margins. Gross margin in any particular quarter is dependent upon revenues recognized versus costs of product and costs of services incurred and is expected to vary.

Operating Expenses

Sales and Marketing
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	($ in thousands)
Sales and marketing expenses	$9,231	$7,535	$26,680	$21,283
Change from prior year period	23%	22%	25%	17%
Percentage of total revenues	32%	34%	33%	36%
Percentage of net product revenues	85%	81%	85%	87%

Sales and marketing expenses are comprised primarily of compensation expenses, travel and entertainment expenses and promotional costs related to our sales, marketing, and channel management operations. Compensation expense increased $1.3 million during the three months ended September 30, 2007, which was due in part to a 17% staffing increase in our sales and marketing personnel at September 30, 2007 compared to September 30, 2006. Also contributing to the increase in compensation expense was an increase of $500,000 for commission expense during the third quarter of 2007, which was primarily related to the increase in product gross profit and increases in commissionable services during those periods.  We also incurred $255,000 of additional costs as a result of increased marketing events and other activities. Depreciation expense increased $101,000 during the quarter primarily due to leasehold improvements in several new sales and marketing offices. These additional expenses during the three months ended September 30, 2007 were offset by a decrease of $176,000 in partner referral fees.

During the nine months ended September 30, 2007, compensation expense increased $3.7 million due to the staffing increase in sales and marketing personnel as mentioned previously and also included a lump sum severance payment we made to a former executive officer of $175,000. Also contributing to the increase in compensation expense was an increase of $1.0 million for commission expense during the first nine months of 2007, which was related to the increase in product gross profit and increases in commissionable services.  We also incurred an increase of $480,000 related to increased marketing events and other activities, an increase of $277,000 for travel related expenses, and an increase of $187,000 related to depreciation expense primarily due to leasehold improvements in several new sales and marketing offices.  These additional expenses during the nine months ended September 30, 2007 were primarily offset by a decrease of $114,000 in partner sales referral fees as more partner referral fees were paid to partners during the first nine months of 2006 than in the related period in 2007.

Sales and marketing expenses as a percentage of total revenues and as a percentage of net product revenues can fluctuate during any period based on changes in sales and marketing expenses and gross profit margins.

Research and Development
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	($ in thousands)
Research and development expenses	$4,348	$3,519	$12,472	$9,933
Change from prior year period	24%	15%	26%	5%
Percentage of total revenues	15%	16%	16%	17%

Research and development expenses are comprised primarily of compensation and depreciation expenses. Research and development expenses increased during the three and nine months ended September 30, 2007, as compared to the same periods in 2006, primarily due to an increase in compensation expense of $765,000 and $2.1 million, respectively, as a result of a 24% staffing increase in our research and development personnel at September 30, 2007 compared to September 30, 2006. In addition, we incurred incremental research and development costs of $250,000 during the nine months ended September 30, 2007, which were related to increases in depreciation expense, recruiting and consulting fees.

General and Administrative
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	($ in thousands)
General and administrative expenses	$3,310	$2,739	$9,660	$8,106
Change from prior year period	21%	27%	19%	31%
Percentage of total revenues	11%	13%	12%	14%

General and administrative expenses are comprised of compensation expense and general corporate expenses that are not allocable to other departments including legal and other professional fees and bad debt expense. General and administrative expenses increased during the three and nine months ended September 30, 2007, as compared to the same periods in 2006, primarily due to an increase in compensation expense of $370,000 and $856,000, respectively, as a result of a 25% staffing increase in our general and administrative personnel at September 30, 2007 compared to September 30, 2006. For the nine months ended September 30, 2007, we also incurred an increase of $153,000 of higher professional services expenses primarily related to accounting and legal fees.

Other Income (Expense)

Interest Income, Net
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	($ in thousands)
Cash, cash equivalents and short-term investments (average)	$33,261	$21,255	$30,733	$18,734
Interest income	412	201	1,268	430
Return on investment (annualized)	5.0%	3.8%	5.5%	3.1%

Interest income, net is primarily comprised of interest earned from investments and interest-bearing cash accounts. Interest expense and fees in 2006, which were not material, were also included in interest income, net. Interest earned on investments improved during the three and nine months ended September 30, 2007, compared to the same periods in 2006, due primarily to increasing cash and investment balances, better monitoring of funds in which we have invested to increase our return on investment and higher interest rates and lower fees.

Other Income (Expense), Net
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	($ in thousands)
Other income (expense)	$29	$(25)	$(69)	$(89)

Other expense, net includes foreign currency transaction gains and losses, as well as foreign tax withholdings. These amounts depend on the amount of revenue that is generated in certain international currencies, particularly the Euro, and the exchange gain or loss that results from foreign currency disbursements and receipts. The other income recognized during the three months ended September 30, 2007 and the decrease in other expense recognized during the first nine months of 2007, compared to the same periods in 2006, was primarily due to an increase in foreign exchange gains realized and a decrease in foreign tax withholdings compared to the same periods in 2006.

Liquidity and Capital Resources

We generate cash from the collections we receive related to licensing our contact center and IP-PBX applications and from annual license renewals, maintenance and support and other services revenues. We also had in place an unused $3.0 million line of credit as of September 30, 2007, that subsequently expired on October 31, 2007. We did not renew our line and will consider obtaining a new line in the future. We use cash primarily for paying our employees (including salaries, commissions and benefits), leasing office space, paying travel expenses, marketing activities, paying vendors for other services and supplies and purchasing property and equipment.

We determine liquidity by combining cash and cash equivalents and short-term investments as shown in the table below. Our total liquidity position as of September 30, 2007 improved compared with our position as of December 31, 2006 due mainly to increased net income, increasing deferred revenue balances and increased cash collections. We believe that our current liquidity position, when combined with our anticipated cash flows from operations, will be sufficient to satisfy our operating cash needs over the next 12 months. If cash flows from operations are less than anticipated or we have additional cash needs (such as an unfavorable outcome in legal proceedings), our liquidity may not be sufficient to cover our needs. In this case, we may be forced to raise additional capital, either through the capital markets or debt financings. We may not be able to receive favorable terms in raising this capital.

	September 30,	December 31,
	2007	2006
	($ in thousands)
Cash and cash equivalents	$23,430	$13,531
Short-term investments	10,949	13,555
Liquidity, net	$34,379	$27,086

Our operating activities resulted in net cash provided of $9.8 million and $6.6 million for the nine months ended September 30, 2007 and 2006, respectively. The $3.2 million of additional net cash provided was primarily a result of net income and higher deferred revenues offset by an increasing accounts receivables balance.

The amount that we report as cash and cash equivalents or as temporary investments fluctuates depending on investing decisions in each period. Purchases of short-term investments are reported as a use of cash and the related receipt of proceeds upon maturity of the investment is reported as a source of cash.

Net cash used in investing activities was $1.7 million and $7.6 million for the nine months ended September 30, 2007 and 2006, respectively. During the second quarter of 2007, we used $853,000 of cash from operations to acquire the professional services division of Alliance. In addition, during July 2007 we paid $180,000 to Alliance related to a hold back provision that was owed as part of the asset purchase agreement. During the nine months ended September 30, 2007, we purchased $4.3 million of additional available-for-sale investments; however these additional purchases were offset by $12.9 million of additional available-for-sale investments that matured during the first nine months of 2007 compared to the same period in 2006. We also purchased property and equipment totaling $3.6 million during the first nine months of 2007 compared to $1.9 million during the same period in 2006. These purchases related mainly to hardware and leasehold improvements for our corporate headquarters and regional offices. As our operations continue to grow and we add new employees, we anticipate that our purchases of property and equipment will continue to increase in future periods.

Net cash provided by financing activities was $1.8 million and $2.4 million for the nine months ended September 30, 2007 and 2006, respectively. The decrease in cash provided was mainly due to lower proceeds from stock options that were exercised during the nine months ended September 30, 2007.

During the second quarter of 2007, we entered into an amendment of our corporate office operating lease under which the current leased space will be expanded to an office building currently under construction and adjacent to our corporate headquarters. The rent for the additional space through the lease expiration date will be approximately $16.3 million, payable in pro-rata monthly installments, as defined in the amendment and will commence as we utilize the additional space, which is expected to be no earlier than March 1, 2008. In consideration for entering into the amendment, the landlord agreed to pay us a discretionary allowance of $450,000 which is payable as we utilize the additional space in the office building. We intend to use this allowance for certain costs associated with our corporate headquarters and/or the additional space, as defined in the amendment. This amendment did not have any financial statement impact, and there were no material changes related to this amendment, during the quarter ended September 30, 2007.

On October 17, 2007, October 23, 2007, and October 26, 2007, we filed separately with the SEC the first, second and third amendments, respectively, to the registration statement on Form S-3 utilizing the “shelf” registration process, which was originally filed on October 19, 2006. This registration statement, as amended, was declared effective by the SEC on October 31, 2007 and will allow us to offer and sell up to 3,000,000 shares of our common stock from time to time in one or more transactions. In addition, under this shelf registration statement, as amended, Dr. Donald E. Brown, our Chairman of the Board, President and CEO, registered 1,000,000 shares of our common stock that he owns for sale from time to time. Although the shelf registration statement, as amended, will permit us to offer and sell up to 3,000,000 shares of our common stock, doing so remains at the discretion of our Board of Directors, and there is no assurance that we would be able to complete any such offering of our common stock.

As of September 30, 2007, there have been no material changes in our contractual obligations as set forth in the Contractual Obligations table disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, as supplemented by the Contractual Obligations table disclosed in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2007 and June 30, 2007.

Off-Balance Sheet Arrangements

Except as set forth in the Contractual Obligations table disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, as supplemented by the Contractual Obligations table disclosed in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2007 and June 30, 2007, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as of September 30, 2007.

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

Stock-based compensation expense for employee stock options recognized under SFAS 123R for the three and nine months ended September 30, 2007 was $812,000 and $2.3 million, respectively, compared to $451,000 and $1.6 million, respectively, during the same periods in 2006.

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

Allowance for Doubtful Accounts Receivable

We evaluate bad debt expense based on a percentage of revenue reported each period. We review the allowance for doubtful accounts for each reporting period based on a detailed analysis of our accounts receivable to determine that the amount of the allowance for doubtful accounts receivable is appropriately stated at the end of that period. In the analysis of accounts receivable, we primarily consider the age of the partner’s or customer’s receivable and also consider the creditworthiness of the partner or customer, the economic conditions of the customer’s industry, and general economic conditions, among other factors. If payment is not made timely, we contact the customer or partner to try to obtain payment. If this is not successful, we institute other collection practices such as generating collection letters, involving our sales representatives and ultimately terminating the customer’s or partner’s access to future upgrades, licenses and customer support. Once all collection efforts are exhausted, the receivable is written off against the allowance for doubtful accounts.

Research and Development

Through September 30, 2007, all research and development expenditures have been expensed as incurred. Based on our product development process and technological feasibility, the date at which capitalization of development costs may begin is established upon completion of a working model. Costs incurred between completion of the working model and the point at which the product is ready for general release have been insignificant.

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

We manage our interest rate risk by maintaining an investment portfolio with debt instruments of high credit quality and relatively short average maturities. We also manage interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity. Through October 31, 2007, we had a line of credit with a variable interest rate based upon the bank’s prime rate. We did not incur any interest expense on this line during the three and nine months ended September 30, 2007 and 2006.

Item 4.	Controls and Procedures.

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007 pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition and results of operations. During the three months ended September 30, 2007, there were no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 6.	Exhibits.

(a)	Exhibits

3.1
Restated Articles of Incorporation of the Company, as currently in effect (incorporated herein by reference from the same exhibit number to the Company’s Registration Statement on Form S-1 (Registration No. 333-79509))

3.2	Amended By-Laws of the Company, as currently in effect (incorporated herein by reference from the same exhibit number to the Company’s Current Report on Form 8-K filed on August 21, 2007)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Interactive Intelligence, Inc. (Registrant)

Date: November 2, 2007	By:	/s/ Stephen R. Head
Stephen R. Head Chief Financial Officer, Vice President of Finance and Administration, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)