Form 10-K
period 2007-12-31
INTERACTIVE INTELLIGENCE INC
filed 2008-03-17
CIK 1083318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
*TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to____________
Commission File Number 000-27385

INTERACTIVE INTELLIGENCE, INC. (Exact name of registrant as specified in its charter)

Indiana (State or Other Jurisdiction of Incorporation)	35-1933097 (IRS Employer Identification No.)

7601 Interactive Way Indianapolis, IN 46278 (Address of principal executive offices, including zip code)

(317) 872-3000 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	The NASDAQ Stock Market LLC (The NASDAQ Global Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☑

Assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing sale price per share of the registrant’s common stock on June 30, 2007 as reported on The NASDAQ Global Market on that date was $270,440,796.

As of February 29, 2008, there were 17,949,496 shares outstanding of the registrant’s common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Form 10-K are incorporated by reference from portions of the registrant’s Proxy Statement for its 2008 Annual Meeting of Shareholders to be held on May 30, 2008, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2007.

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

Company Overview

Interactive Intelligence, Inc. (“Interactive Intelligence”, “we”, “us” or “our”) was formed in 1994 as an Indiana corporation and maintains its world headquarters and executive offices at 7601 Interactive Way, Indianapolis, IN 46278. Our telephone number is (317) 872-3000. We are located on the web at http://www.inin.com. We file annual, quarterly and current reports, proxy statements and other documents with the United States Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended. These periodic and current reports and all amendments to those reports are available free of charge on the About Us – Investor Relations page located on our website.

Unified Business Communication Solutions

We are a leading provider of software applications for contact centers and we are leveraging that leadership position to provide mission-critical Voice over Internet Protocol (“VoIP”) applications to enterprises. Our solutions are installed by customers in a wide range of industries including, but not limited to, financial institutions, higher education, healthcare, retail, technology, government, business services and increasingly for the remote and mobile workforce.   We also offer a pre-integrated all-software Internet Protocol Private Branch Exchange (“IP PBX”) system, a phone and communications solution for mid- to large-sized enterprises that rely on the Microsoft Corporation (“Microsoft”) platform. We offer innovative software products and services for multi-channel contact management, business communications, messaging, and VoIP solutions supported on the Session Initiation Protocol (“SIP”) global communications standard. Many of our solutions can be deployed at the customer’s site or can be provided in a Software as a Service model. See “Software as a Service as a Viable Hosted Business Communications Option” below.

Our application-based solutions are integrated on a platform developed to increase security, broaden integration to business systems and end-user devices, enhance mobility for today’s workforce, scale to thousands of users, and more wholly satisfy today’s diverse interaction needs in markets for:

•	Contact Centers

•	Enterprise IP Telephony

•	Enterprise Messaging

By implementing our all-in-one solutions, businesses are able to unify multi-channel communications media, enhance workforce effectiveness and productivity, and more readily adapt to constantly-changing market and customer requirements. Moreover, organizations in every industry are able to reduce the cost and complexity of traditional “multi-point” legacy communications hardware systems that are seldom fully integrated.

Innovation and Value

Interactive Intelligence has long been recognized for its innovative, bundled contact center application solution, which allows contact centers to queue and manage multi-channel interactions including phone calls, faxes, e-mails and web interactions such as chats using a single integrated platform solution. Contact centers can leverage this same software platform for predictive outbound dialing, workforce management, quality monitoring, call and screen recording and agent scoring, interaction tracking, speech recognition, and other enhanced contact management and compliance capabilities.

Our principal competitors are vendors who follow traditional proprietary approaches (“legacy”) and offer a combination of hardware-centric PBX phone systems, automated call distributors (“ACD”), voice mail systems, interactive voice response (“IVR”) systems and associated equipment. Contrasting such multi-point systems, our unified platform is architected on open standards software developed to run on the Microsoft® Windows® operating system and servers certified by us, allowing businesses to reduce both the amount and cost of the historically more expensive communications hardware from proprietary vendors.

The added value of our open software approach is in the straightforward migration path it provides to VoIP via the SIP standard for networked voice and data. This open approach also supports broader integration to business systems and devices including end-user phone sets, while reducing overall costs for network management, system administration and functionality upgrades. Our application solutions also pre-integrate to popular business applications for customer relationship management (“CRM”), enterprise resource planning (“ERP”) and other processes, enabling businesses to fully integrate and automate their specific business rules with minimal interruption.

Continued Global Success and Recognition

We market our software solutions around the globe, directly to customers and through a channel of more than 250 value-added partners. Our software applications are available in 21 languages and are installed in more than 70 countries. We began licensing our software in 1997 and have experienced ten consecutive years of continued revenue growth. Partners and customers who license our products are certified through our professional education curriculum and are supported by a global support network of our technology and implementation partners. We employ approximately 600 personnel.

We have been an ISO 9001:2000 Certified company since January 2005 and obtained our re-certification in January 2008, marking our third consecutive year of compliance. Being certified to ISO 9001:2000 gives further assurance to our customers and partners that we are able to satisfy their most stringent quality, reliability, efficiency and cost-effectiveness requirements.

Other recent company recognition includes:

•	Leaders quadrant, Gartner, Inc.'s Magic Quadrant for Contact Center Infrastructure, North America, 2007 report;

•	Russell 2000® Index;

•	Top 500 Global Software & Services Companies list, Software Magazine (seven consecutive years);

•	2007 Product of the Year, Customer Interaction Solutions® magazine; and

•	2007 Product of the Year, Call Center Magazine.

Industry Overview and Current Developments

VoIP, high-speed Internet access, Internet-based commerce, process automation and the growing acceptance of data networks configured to transmit voice traffic continue to cause a major shift in business communications technologies and corporate decision-making. Organizations in many industries, and in increasing numbers, are moving from one-dimensional, hardware-based PBX phone systems to multi-channel software platforms on which phone calls and faxes as well as e-mails and web interactions, such as chats, are integrated. VoIP, IP telephony and unified communications bring networks and voice and data applications together. By doing so, businesses reduce communications equipment and administration costs, automate business processes to increase organizational efficiency and enhance workforce effectiveness, and provide better service to their customer base. The communications industry continues to experience increased demand for new application-based solutions for unified communications and multi-channel interaction management. We have followed the same open standards all-in-one software approach since 1994 to develop our industry-leading solutions for business communications requirements.

Business Process Automation

To be more efficient operationally and more proficient in meeting a customer's needs, contact centers and enterprises are looking at automation to improve the execution of their business processes, communications and customer service processes. We believe automation will improve a new or existing customer’s position in the global marketplace and strengthen their foundation for growth. Our applications have long taken an intelligence-based approach to automation, beginning with the ability to unify and handle multi-channel interactions in the same manner, and followed thereafter with features such as multimedia queuing, skills-based (agent) routing and speech-enabled interactive voice response and auto attendant processes structured according to an organization’s business rules. We are continuing this approach to automating business and interaction processes with features scheduled to be released during 2008 such as emotion detection, post-call surveys and automation of business processes using the functionality deployed in our solutions.

The Convergence of Voice and Data

In a technology trend that continues to gain acceptance worldwide, the Internet Protocol has prompted many businesses to begin moving voice traffic from circuit-switched networks and bulky hardware equipment to more agile “converged” voice and data networks, applications servers, and lower cost end-user devices based on the popular TCP/IP — a transition often referred to as the “VoIP movement.” One result of this transition is that traditional PBX phone systems hardware is being replaced by software-based solutions. This transition to software-based communications solutions is leading many businesses to look more closely at application-driven platforms that can integrate to, and work effectively with, IP-based systems for converged voice and data. We provide these software-based solutions along with other vendors including Cisco Systems, Inc. (“Cisco”), Nortel Networks Corporation (“Nortel”), Avaya Inc. (“Avaya”), 3Com Corporation (“3Com”) and others.

Unified Communications

According to industry analysts at Gartner, Inc., unified communications are defined as the “direct result of convergence in communication networks and applications.” Microsoft also has recently defined unified communications as a solution that “bridges the gap between telephony and computing to deliver real-time messaging, voice and conferencing to the desktop environment.” Preceding this unified approach, differing forms of communication have historically been developed, marketed and sold as individual applications. The convergence of voice and data communications on IP networks leveraging open standards software platforms is generating a new paradigm for unified communications and its impact on how people, groups and organizations communicate. Unified communications products based on software solutions, services and equipment such as servers, gateways and IP-based phones and end-user devices are proving to reduce costs over their proprietary counterparts, while at the same time enhancing organizational productivity by facilitating the integration and use of multiple enterprise communication methods. Unified communications products reflect most of their cost-effectiveness through the convergence of voice and data on a single network and at the desktop; by integrating multiple communication channels (media such as calls, faxes, e-mail and web chat), networks, systems, and business applications; and by consolidating controls and administration over these collective components. Most unified communications products are currently offered either as a stand-alone product solution or from a portfolio of integrated applications and platforms.

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

Moving from Call Centers to Contact Centers

Until a few years ago, a call center consisting of phone banks and agents handling inbound and outbound calls was sufficient for businesses and their customers. While relegated to a single communications channel, these “call-only” centers nevertheless required multi-point systems consisting of a PBX, ACD, automated attendant, an IVR system, and optional systems such as a predictive outbound dialer and a call logger to handle voice-based interactions. Most call centers also were forced to spend time and money to integrate their disparate phone system devices. Increasingly, however, multi-channel communications technologies have paired e-mail and web interaction options alongside phone calls, creating the “contact center” and allowing businesses to differentiate themselves both with more contact options for customers and superior service and support as a consumer interacts. With multi-channel communications platforms now playing a broader role in customer service, as well as sales and other customer functions such as CRM, organizations are beginning to understand the value of formal contact centers. In turn, information technology leaders have begun to adopt a bundled application approach to multi-channel contact management, primarily to replace multiple hardware-centric systems and reduce costs, but also as a way to more easily migrate to network-based IP telephony.

The Need to Integrate Telecommunications and Information Systems

For most businesses, telecommunications systems and information systems remain distinct components in a communications infrastructure. To more effectively interact both internally and externally, businesses must be able to access and utilize these systems in a seamless manner. To integrate various types of telecommunications devices with information technology, many vendors offer computer telephony integration (“CTI”) middleware products and services to bring the two sides together. For example in a contact center, a CTI-based “screen pop” application enables a data window to pop up on an agent’s monitor, presenting information about a call at the same time the agent’s telephone or headset rings. For customer service in particular, screen pops allow the agent to view a customer’s account information, which is usually maintained in a CRM or ERP application.

While effective for customer service, however, we believe that using CTI middleware products to integrate communications and information systems raises a number of fundamental problems. In addition to being expensive and time-consuming to implement up front, the total cost of ownership for any CTI integration over time is high due to multiple points of configuration, administration and maintenance. Modifying and managing a traditionally integrated CTI infrastructure is also difficult in that each device may be independently configured by different vendors. For instance, adding only one new agent in a contact center may require configuring a new extension in the center’s PBX phone system, defining a new mail box in its voice mail system, and creating a new agent entry in an ACD to route calls to the new agent. This process can result in the new user’s information being entered into each device inconsistently, or getting lost all together. With an emphasis on web-based objectives in particular, we believe CTI used in this traditional multi-device approach makes it more difficult for businesses to interact over the Internet.

Broader Integration to Business/Data Systems and End-user Devices

With the business world’s increasing emphasis on business process, automation is key in broadening integration between a communications platform and business applications, information systems, databases, knowledge bases and end-user devices such as phone sets, hand-held devices, cell phones and laptop computers. IP-based applications and open standards, as compared to traditional communications hardware systems and CTI, increase integration capability to a wider range of business systems, industry-standard servers and low-cost IP devices for users across an organization. More so, integration within a dispersed multi-site organization is easier to accomplish, since different locations can easily leverage IP networks to integrate business system servers, SIP connections from the same network to integrate IP phones and devices at the desktop, and wireless connections to equip their mobile workers. Again, organizations that rely on separate PBX, ACD and associated equipment for communications are not afforded the same integration flexibility. Even though many proprietary vendors are now beginning to take an applications approach to their solution, they have yet to reach the same levels of openness that more established applications vendors reached years ago. Consequently, the customers of many proprietary vendors must still utilize expensive CTI methods, third-party integration services, and higher-priced proprietary devices to update their business and communications systems.

Enhanced Security

As IP telephony becomes more prevalent in business communications, the potential of attacks to an IP communications system makes security a critical priority for contact centers as well as for healthcare providers, financial institutions, government agencies, public companies and other organizations that manage confidential voice and data communications over an IP network. However, open standards such as SIP provide a rigorous approach to user authentication and message encryption in a VoIP environment. SIP is also the most regulated tool for security as a result of the actions of the Internet Engineering Task Force (“IETF”), which continually introduces, amends and strictly monitors SIP security specifications worldwide. Lending to stricter security measures as well are the new breed of all-in-one IP communications application suites. These suites pre-integrate applications on a single platform for all voice and data functions, and allow organizations to easily replace “multi-point” hardware systems, reduce the number of access points for potential attacks, and inherently streamline security down to a central underlying platform. Such software-based systems additionally extend security mechanisms to all critical points between an IP network and the desktop, allowing organizations to deploy virtual private networks, virtual local area networks, access lists, authentication, Transport Layer Security and Secure Real-time Transport Protocol mechanisms from the network to their IP communications system’s application server, gateway, data servers and phone devices.

Migration from Voice Mail to Unified Messaging and Enhanced Messaging

Unified messaging efficiently combines voice mail, fax and e-mail messages in an end-user’s “unified” inbox, which is often accessible through the desktop, a web browser, a handheld device, or even the telephone using Text-to-Speech technology. Though available for more than 10 years, many businesses organizations have failed to embrace unified messaging. With voice mail and fax systems reaching end-of-life status in businesses worldwide, and as e-mail continues to serve as a viable communication medium, enterprises are increasingly upgrading to unified messaging solutions that integrate with existing PBXs that are equipped for IP telephony and VoIP, and that natively support e-mail and directory servers certified by us that are already components in most technology and telecommunication infrastructures. As workers become more mobile, organizations are studying the value of enhanced messaging, which supplements unified communications with robust features such as customizable call rules and greetings for users, Follow-Me call routing, real-time presence management, speech- and browser-based voice mail access, workgroup capabilities, and more.

Software as a Service as a Viable Hosted Business Communications Option

Software as a Service (“SaaS”) is becoming a viable and increasingly recognized solution in the business communications and telecom industries. The term SaaS has generally replaced terms including “Application Service Provider”, “on-demand” and other similar notations. As an Internet-based service developed to leverage web browsers and other online technologies, SaaS business communications solutions are delivered by a software provider who may develop, customize, host and operate the applications that constitute a SaaS offering. Service offerings typically include IP PBX-based call processing, call routing, auto attendant, IVR, voice mail, e-mail, conferencing, messaging, automated notifications and other business communications services.  For organizations that have substantial computing needs but that maintain little or no capability in software deployment, SaaS allows them to enjoy the same benefits of premise-based software, without on-site implementation and operation. Businesses pay only for using SaaS features and not for owning the software itself and may increase communications reliability since SaaS application servers often reside on a provider’s off-site location where disaster recovery mechanisms are provided as a part of the SaaS offering.

Target Markets

We have developed our solutions to meet the requirements of three distinct target markets in which our all-in-one approach delivers value. These markets also include a strong and growing demand for the inherent standards-based IP telephony, VoIP and unified communications functionality, which our application solutions offer.

Contact Centers

We remain an industry leader in the transition from TDM (time division multiplex) and CTI-based multi-point call center technology to pre-integrated IP-based open standards application solutions for today’s multi-channel contact centers. Our scalable all-in-one contact center solution enables centers to intelligently route, monitor, record, track, and report on phone calls, as well as fax, e-mail and web interactions, whether in a single center or across multi-site contact center operations. Contact centers can also easily license our pre-integrated applications for predictive dialing, workforce management, screen and multimedia recording and agent scoring, and other enhanced functionality.

For self-service automation in the contact center environment, including speech-enabled IVR and e-mail auto response technologies, we offer a full range of solutions that help organizations support their sales and service objectives while standardizing customer service options and reducing operations costs. Among the more popular self-service applications our customers have implemented are FAQ auto response via e-mail and IVR-based processes for order status inquiries.

Enterprise IP Telephony

Leveraging our strength in the contact center sector has enabled us to offer IP telephony to the “larger enterprise” market. In positioning our contact center solution for enterprise requirements, organizations can implement a single solution for IP PBX, ACD, IVR, multimedia queuing, messaging, mobile access and other capabilities that meet the needs of enterprise business users and workgroups as well as contact center agents. We also continue to strengthen our position in the mid-sized enterprise market with our “all-software” IP PBX phone and communications solution for companies consisting of 100 to 1,500 users, and especially that rely on the Microsoft platform. In addition to mid-sized enterprises, this market sector includes distributed organizations such as banks and credit unions, and organizations that maintain mobile and remote workforces, such as sales and service-oriented companies.

Enterprise Messaging

We have defined enterprise messaging as being a comprehensive yet adaptable solution for voice mail, unified messaging (voice mail, e-mail and fax in one inbox), and enhanced messaging—which builds upon unified messaging with advanced features such as Find-Me/Follow-Me, customizable call rules, real-time presence management, and other features. With many existing voice mail systems continuing to near end-of-life status, companies evaluating their messaging solutions and requirements, and the increased popularity of e-mail and mobile communications technology, we believe we are well-positioned in the enterprise messaging space.

We offer a single, highly-scalable, multi-channel messaging platform that allows organizations to route live communications to mobile phones, telephony-enabled handheld devices and desk phones, and to help users manage their inbox for e-mail, voice mail and fax messages. Our platform’s inherent IP architecture also paves a straightforward migration path to VoIP for organizations looking to make the move to IP telephony. By providing flexible choose-by-function deployment and licensing options for voice mail, unified messaging, enhanced messaging, or a combination of all three, organizations can configure and centrally administer the precise messaging environment needed, by department or enterprise-wide. Our single IP platform/adaptable applications approach has been successfully deployed by universities and large companies.

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

Standards-Based All-Software Architecture and IP Capabilities

Our software applications incorporate native IP capabilities based on the international SIP communications standard developed by the IETF and adopted by a number of industry leaders including Microsoft. Unlike proprietary PBX phone systems and associated legacy hardware advertised as “IP-enabled,” our core platform and application solutions inherently incorporate SIP and open standards throughout, which eliminates the costly SIP extension “lock-ins” required when using proprietary communications hardware systems. To further reduce costs, our software runs on commodity servers with no need for expensive voice boards, allowing organizations to incrementally scale to more users and distributed office locations, and includes a built-in application generator and graphical user interface designer tools to integrate an organization’s specific business rules and required interaction processes. Combined, these open standards capabilities allow businesses to make use of a wide variety of low-cost IP soft phones and telephone devices, gateways, and other components from a number of different vendors.

Broader Range of Functions

Traditional legacy communications systems require contact center and business enterprise operations to purchase separate multi-point products to attain the voice and data functionality they need, such as a PBX for phone calls, a web server for chat, and others. Our pre-integrated application suites instead offer the following communications features in one software solution: PBX/IP PBX, telephony, e-mail processing, ACD, IVR, web interaction event processing, inbound and outbound fax, conferencing, multimedia recording and screen recording, quality monitoring and more. Our solutions also include supervisory features to view communications statistics in real time, supplemented by workforce management, coaching features, interaction tracking and end-to-end reporting to improve performance. Collectively, these capabilities allow our customers to improve customer satisfaction and increase internal efficiency.

No Need to Integrate Disparate Technologies

Traditional communications systems generally require multiple components for voice and data. To work together, these multi-point systems in turn require significant, and often complex, integration efforts that can require expensive hardware, middleware and services. Our software application suites pre-integrate all necessary components for converged voice and data and unified communications, allowing businesses to concentrate their efforts on improving business operations instead of maintaining disparate communications technologies. Additionally to protect system investments, businesses can use our software applications to supplement an existing PBX with web-based interaction management, unified messaging, IVR, departmental contact center services, and other phone system functions.

Greater Ability to Utilize the Internet

With online initiatives playing a significant sales and marketing role in many businesses, our solutions provide customers a number of web-based interaction options. These options include e-mail, FAQ auto response, web chat and callback requests, online forms, and VoIP calls. Such options are increasingly important for effective e-commerce, e-Services and online customer service as consumers continue to use the Internet to conduct business transactions.

Open Architecture and Greater Compatibility with Leading Technologies

To accommodate our standards-based approach to business communications, we developed our Interaction Center Platform on an open architecture that is completely different from traditional telecommunications systems that are based on a proprietary, closed architecture. Traditional systems limit an organization’s ability to readily adapt to change or customize communications processes. With proprietary systems, even simple changes such as adding a new employee or changing an employee’s location can require costly vendor services. Our solutions are built using industry-standard server, networking and software components such as Intel Corporation’s (“Intel”) microprocessors, the Microsoft Windows operating system, Dialogic Corporation’s (“Dialogic”) Host Media Processing (“HMP”) software, and gateways from a select list of certified vendors (including our own Interaction Gateway™). Our open platform architecture allows organizations to easily configure our applications to meet precise communications requirements and to flexibly make hardware or software modifications as necessary. Our products also easily interact with popular technology products that include:

•	E-mail servers such as Microsoft Exchange Server, International Business Machines Corporation (“IBM”) Lotus Notes and Novell GroupWise;

•	Database systems from Microsoft, Oracle Corporation (“Oracle”) and IBM;

•	Mainframe systems, including those that support 3270 and 5250 terminal emulation;

•	Web servers from Apache Digital Corporation, IBM WebSphere and Microsoft;

•	Network management systems, including Hewlett-Packard Company’s HP OpenView, IBM Tivoli NetView and Computer Associates International, Inc.’s Unicenter TNG;

•	CRM and ERP systems such as those from Microsoft, Oracle, SAP Corporation and others; and

•	Enterprise directories, including Microsoft Active Directory, Novell NDS e-Directory and Sun/iPlanet Directory Server.

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

Greater Ability to Customize Communications to Meet Specific Needs

Our core Interaction Center Platform includes the built-in Interaction Designer® application generator and graphical user interface that enables an organization to integrate specific business rules and required interaction processes. In addition to deploying applications quickly with minimal configuration, organizations can use the pre-built tool sets in Interaction Designer to customize nearly any aspect of their communications processing. This customization capability allows organizations to tailor communications processes for their customers, employees and other users using only a single tool to structure dial plans, call distribution rules, IVR menus, web services, voice mail system menus, fax applications and other communications applications.

Business Strategy

We intend to leverage our leadership position in the contact center marketplace to continue expanding our multi-channel IP telephony solutions into the enterprise market. Our strategy for achieving this mission has multiple elements as described below.

 Innovation and Enhancing Our Core Product Offerings

Forward-thinking has been the cornerstone of our company. Since incorporating in 1994, we have gained significant experience and expertise in contact center, telecommunications, software, and Internet technologies. We will continue to leverage this knowledge to improve our solutions with enhanced functionality, maintainability, security, mobility, scalability and broader integration capability to differentiate our offerings in the markets we serve. We also will continue to improve and add to our global offerings for VoIP and unified communications by leveraging the international SIP communications standard. Currently, this combination of industry experience and our technological approach allows us to offer a single, open software solution for a variety of IP-based business communications needs in contact centers, enterprises and for the mobile workforce. We continue to invest in research and development of new and existing products for contact centers and enterprises, as well as for VoIP infrastructures. We are continually improving our technology to address the requirements of large-scale organizations with thousands of users for voice mail (including voice mail system replacement), unified messaging, and enhanced messaging. Our company was built on innovation, and we expect to continue breaking new ground with our solutions.  New applications or functionality scheduled to be released by us in 2008 include integration with Microsoft's Office Communication Server, our Interaction Mobile Office application for remote enterprise messaging, post-call cusotmer surveys, real-time "emotion detection" and the ability to automate business processes leveraging our communications platform.
Expand in Our Markets

For all markets we serve, our strategy is to appeal to a broader audience of customers and partners by providing “whole solutions” for business communications.

We have leveraged the already strong position of our Customer Interaction Center® (“CIC”) IP application suite to appeal to larger single- and multi-site contact center operations with 50 to 5,000 ACD agents. The single-platform CIC solution utilizes VoIP via the international SIP communications standard, and offers a pre-integrated “all-in-one” application suite for multi-channel interaction management, CRM integration, screen pop, self-service automation, multi-lingual support, and communications features for enterprise business users as well as contact center agents, remote agents and supervisors.

We have positioned our pre-integrated Vonexus Enterprise Interaction Center™ IP PBX offering (“Vonexus EIC”) for enterprises from 100 to 1,500 users. As a whole product model for businesses using the Microsoft platform, Vonexus EIC is delivered complete with the Vonexus EIC server and application solution, SIP proxy, gateways and IP phones. We are positioning the Vonexus EIC solution to a global audience of mid-sized enterprises, and especially to those that employ growing mobile workforces, that require increased contact center and workgroup capabilities, and that see the need for a more unified communications infrastructure using VoIP.

We have also enhanced our Messaging Interaction Center™ ("MIC") enterprise messaging solution by positioning it as a combined application server/telephony user interface solution to deliver advanced voice and IP capabilities alongside its robust messaging features. With a number of notable enhancements in the past year, we believe MIC offers a clear path to VoIP messaging through a cost-effective, easy to use system that is easy to install and administer.

Promote Our Services Offerings

Led by our Customer Support and Services teams, we continue to add to the list of implementation and customization services we provide for our new and existing customers and partners. As hosted communications services become more popular among businesses, we plan to expand our SaaS offerings for contact centers and enterprises, which we launched in the first quarter of 2007, along with our business development and marketing efforts for our icNotify hosted notification services, which we introduced in the first quarter of 2006. We believe these combined services offerings will more firmly and effectively position us against our competitors.

Leverage Industry-Specific Solutions

We have experienced an increasing number of customers in higher education, healthcare, financial services (i.e. banks, credit unions and insurance companies) and other industry-specific markets. Our strategy is to leverage our existing business relationships with our customers and partners to further penetrate these markets. To supplement our vertical market offerings, we will continue to work with our partners with expertise in specific industries to create custom applications and solutions, most notably in the financial services sector, and will present such offerings throughout our entire partner channel.

Go “Up-Market” Through Increased Scalability and Reliability

We are able to meet the demand of larger business organizations by increasing security, reliability, functionality and mobility, as well as by offering broader integration. In our most recent Customer Interaction Center® (“CIC”) product release, version 3.0 (“CIC 3.0”), we have made significant enhancements in the following areas:

Security – CIC 3.0 includes new support features for secure real-time transport protocol and transport layer security to encrypt audio and call control information. CIC 3.0 also includes recording encryption via our Interaction Recorder® solution, improved password generation requirements, the use of public/private key certificates, and the ability to handle communications between secure and non-secure devices. CIC 3.0’s data security measures are also specialized for VoIP, with the benefit being reduced costs and increased customer satisfaction through improved compliance with regulatory, payment card industry and privacy standards, along with reduced opportunities for eavesdropping, impersonation, theft, and the manipulation of audio and data.

Broader integration – CIC 3.0 includes new integration to Microsoft’s Office Communications Server, which embeds call control capabilities into the Microsoft Office Communicator client. CIC 3.0 also delivers integration to Microsoft Exchange 2007 Unified Messaging to provide server-based tools for access anywhere to voice, fax, and e-mail data, along with the ability to use the phone to manage e-mail, calendar, and personal contacts. The benefits of such wide-ranging integration are reduced costs associated with less integration and increased productivity through CIC 3.0’s single interface for end-users. CIC 3.0 also includes an upgraded application programming interface (“API”) and software development kit called Interaction Center Extension Library (“IceLib”). The benefits of CIC 3.0’s API and IceLib features are lower costs via faster development times, and increased revenue opportunities that results from more flexible integration options for call control functions into third-party applications and back-end systems.

Simplified deployment – CIC 3.0 includes new auto-provisioning for Polycom® phones, additional automated e-mail routing options, and a new Report Assistant that simplifies custom reporting. The benefits in this case are a faster return on investment and lower total cost of ownership, resulting from shorter deployment times for telephone device provisioning, e-mail routing configuration and custom report forms.

Enhanced mobility – CIC 3.0 adds Microsoft Exchange calendar integration to existing functionality in our Interaction Mobile Office™ application, which includes speech-enabled auto-attendant, voice mail and e-mail message retrieval, status changes, and company directory access. The Interaction Client® Mobile Edition is a new graphical client interface that supports Windows Mobile 5.0 and 6.0 and the Smartphone operating systems to make “Interaction Center” IP telephony functionality accessible via mobile devices such as the Microsoft Windows-Powered Pocket PC and the Windows Mobile Smartphone. The benefits are increased access to voice and data for mobile workers, resulting in increased productivity.

Our Products

We have developed a comprehensive product solution to serve the contact management and business communications needs of organizations in our three target markets:

•	Contact Centers

•	Enterprise IP Telephony

•	Enterprise Messaging

It is important to note that our pre-integrated application solutions, as well as the core Interaction Center Platform that supports them, are designed expressly to work with one another as fully-integrated all-in-one solutions that require no third party products or computer telephony integration. Because our products are not acquired from other vendors, our customers avoid the complexities and costs of trying to integrate disparate multi-point systems that were not originally designed to work together.

Customer Interaction Center® (“CIC”)
Unified Communications from a Single Integrated Platform for the Contact Center and Enterprise IP Telephony for the Larger Enterprise

CIC gives contact centers and enterprises a single platform and a pre-integrated all-in-one application solution for IP telephony, highlighted by multimedia ACD to uniformly manage phone calls, faxes, e-mails and web interactions. CIC’s inherent PBX/IP PBX call processing, voice mail, fax server and unified messaging further enhance performance and customer service for agents, supervisors and business users. The SIP-architected CIC provides a straightforward migration path for VoIP, and is well-suited for contact centers, including remote agents. CIC also serves as a communication solution for enterprises and multi-site organizations, including mobile workers. CIC can be deployed as an on-premise product or provided through a SaaS deployment model.

Vonexus Enterprise Interaction Center™ (“Vonexus EIC”)
Enterprise IP Telephony for the Mid-sized Enterprise

Vonexus EIC is a complete all-software IP PBX phone and communications system built on the Microsoft platform and architected for SIP-supported VoIP. The Vonexus EIC solution is targeted at mid-sized businesses from 100 to 1,500 users, whether in one location, in distributed branch offices or in mobile workgroups. In one system, Vonexus EIC includes IP PBX call processing, ACD, automated attendant, voice mail, operator console, Find-Me/Follow-Me, built-in fax server, and web chat and web callback. The Vonexus EIC software additionally offers features including real-time presence management and remote access, with pre-integrated unified messaging, IVR and Interaction Client integrations for Microsoft’s most popular applications optionally available.

Messaging Interaction Center™ (“MIC”)
Voice Mail, Unified Messaging, Enhanced Enterprise Messaging, SIP-supported VoIP

MIC personifies enterprise messaging with its “choose by function” capability on one integrated platform. Users on the same system can have different capabilities ranging from voice mail to unified messaging to enhanced messaging features that include one-number Find-Me/Forward, universal web-based message access and system administration, message notification options, personal settings options, and calendar and contact management capabilities. MIC also offers call screening, user-defined call handling rules, automatic callback, and desktop faxing and fax “navigation.” MIC allows organizations of up to hundreds of thousands of users to replace legacy voice mail, implement unified messaging, take advantage of VoIP using the SIP standard, or leverage all of these capabilities in one solution.

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

Interaction Optimizer™

Interaction Optimizer supports workforce management forecasting, scheduling and real-time adherence for contact centers.

Interaction Director®

Interaction Director pre-integrates to multiple CIC servers to route calls to the location that can best handle those calls at that time. A single Interaction Director server can process hundreds of thousands of calls per hour.

Pre-integrated add-on modules for CIC and Vonexus EIC are identified in the following sections.

Interaction Supervisor™

Interaction Supervisor pre-integrates to CIC and to the Vonexus EIC solution to provide a single real-time interface for monitoring agent, user and workgroup activities, along with interaction events and Interaction Center system and queue statistics.

Interaction Tracker™

Interaction Tracker is a full interaction/contact history management application that works with CIC and Vonexus EIC to track multimedia interactions and allows authorized users to resolve new contacts and search for and view historical interaction-based information. Interaction Tracker can function as a customer interaction tracking system, but can also be integrated with packaged CRM solutions and/or special purpose customer information management systems.

Interaction Recorder®

Interaction Recorder offers complete quality assessment control in one environment for recording and archiving phone calls, e-mails, faxes and web chats. In addition, CIC users can capture interactions with Interaction Recorder’s screen recording capability. Scoring features in the Interaction Recorder application simplify quality processes and out-of-the-box reports facilitate measuring individual and group scoring results for performance.

For self-service automation:

e-FAQ®

e-FAQ provides users across enterprises and contact centers a seamless, integrated gateway to vital up-to-date information that employees and customers alike can query for as needed, using their choice of communication channels to ensure rapid data delivery. The e-FAQ application uses linguistic analysis to clarify incoming questions, search for matches, and instantly reply when an appropriate match is found. e-FAQ’s web-based e-FAQ Knowledge Manager™ simplifies authoring and centralizes administration, reporting, and testing. e-FAQ’s built-in editor interface and sample response templates further streamline the authoring and implementation process.

For the mobile workforce:

Interaction Mobile Office™

Interaction Mobile Office integrates to the CIC, Vonexus EIC and MIC application solutions to extend each system to mobile users. By leveraging the Interaction Mobile Office application’s speech-enabled telephone user interface, users can change presence management settings and access Microsoft Exchange-based voice mails, e-mails, faxes, corporate directories, and calendars from wherever they are located.

For voice mail and unified messaging enhancement:

Interaction Message Indicator™ ("IMI")

IMI monitors Microsoft Exchange Server 2007 Unified Messaging mailboxes for the presence of voice mail messages. IMI initiates the message waiting indicator on a user’s desktop phone and discontinues the message waiting indicator when new voice mails have been reviewed. IMI is engineered to work with all third-party phone systems, and with our Vonexus EIC and CIC application solutions.

We also have developed SIP and VoIP solutions that enhance our software offerings, including the following:

 Interaction Gateway™

Interaction Gateway makes it possible to configure Interaction Dialer (version 2.4 and higher) and CIC for SIP-supported outbound predictive dialing, increased call volume capacity, and advanced call analysis for outbound dialing. By supporting the high-volume outbound capacities of multiple Interaction Dialer servers, the Interaction Gateway appliance is targeted to teleservices firms and businesses that offer blended inbound/outbound dialing services to their customers.

Interaction Media Server™ and Interaction SIP Proxy™

The Interaction Media Server and Interaction SIP Proxy for CIC and Vonexus EIC is available in version 2.4 and version 3.0 and increases Interaction Center system performance by moving audio recording, processing and compression to this appliance. Interaction Media Server features, which utilize our next-generation ION™ technology, also allow organizations to support supervisory monitoring, recording at remote sites, and the playback of recorded music during ACD wait states. Interaction SIP Proxy likewise allows organizations employing the SIP communications standard for VoIP to support all SIP methods and status codes, comply with SIP specifications, and more effectively balance and route SIP-based messages.

Hardware

As part of our Vonexus EIC solution we sell servers, gateways and telephone handsets. Some customers licensing our CIC software require that we deliver certain hardware, such as servers and telephone handsets, and occasionally including networking hardware, as part of the solution. In addition, we have developed our Interaction Media Server, Interaction SIP Proxy and Interaction Gateway appliances as a combination of hardware and our software.

Research and Development

Leveraging technology is part of our strategic position, and we continue to invest a substantial percentage of our revenue in research and development. Our research and development group is comprised of professionals with backgrounds in telecommunications, software, and hardware. This combination of diverse technical and communications expertise contributes to our competitive advantage with a differentiated technology approach. A series of packaged customer solutions are available from this group, such as integration to SAP, Siebel, and Microsoft MS-CRM. These solutions allow partners to quickly install sophisticated applications for customers.

We are both a Microsoft Certified Developer as well as a Microsoft Certified Solutions Provider. These designations provide us early access to Microsoft technology and the opportunity to develop products more quickly and which effectively interoperate with Microsoft products.

Research and development expenses were $17.0 million, $13.6 million and $12.4 million in 2007, 2006 and 2005, respectively. Our research and development group is structured as technical teams, each of which follows formal processes for enhancements, release management, technical reviews and quality assurance.  We continue to make research and development a priority in our business in order to remain on the forefront of innovation.

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

Professional Services

Our Professional Services Team offers project management, implementation services and consulting services.  This team handles strategic accounts and enhances partner expertise on advanced offerings such as predictive dialing, speech recognition and third-party CRM integrations.  They also offer a variety of packaged and ad-hoc consulting services to ensure the customer has the solution that drives their business to success. This team works closely with our new partners as they implement our products at their sites.  Our Professional Services Team is involved with the early release of products to assist in new release implementations. We are investing in this team as we provide more consultative services and implementation services for strategic customers globally.

Support and Managed Services

Our Support Services Team offers global technical support for our partners and customers 24 hours a day, seven days a week by phone, fax, e-mail, web chat and from our website. We have support centers at our world headquarters in Indianapolis, Indiana, and in the United Kingdom and Malaysia, and we have other secondary support resources in California, Virginia, the Netherlands, Australia, Japan and Korea. We utilize our CIC products, leveraged with technologies such as knowledge base, CRM and the Internet, to maximize the effectiveness of our support services.

Our Support Services Team is divided into regions that align with our worldwide sales teams. Interactions are routed to the respective region based on the customer location. This enables our Support Services Team to better know their customers and offer quality support services. The engineers on our Support Services Team are also specialists. They focus their efforts on very specific areas of our offerings, allowing them to develop a deeper knowledge set. We use Interaction Director to route incidents globally in a “follow-the–sun” manner.

With our growing base of strategic partners and end customers, we now offer a Managed Care Program where our Managed Services Team provides not only off-site support but also SaaS support and day-to-day support on-site within our customers’ locations. Currently, our Managed Services Team is divided into regions in North America that align with our worldwide sales teams.

Educational Services

Our Educational Services Team is also divided into regions that align with our worldwide sales teams and provides technical certification and advanced instruction through on-site courses, classroom presentations, and web-based training. This team develops and maintains course curriculum for formal certification programs such as sales, product installation, troubleshooting, system administration and custom design. Web-based training courses offer enhanced topics such as reporting, system administration, and computer-based user training. All of our partners are required to maintain updated certifications to license and support our products. Classes are also offered to all of our end customers to encourage the most effective use of the applications.  We have moved our classroom sessions to a VoIP structure and focused our education resources on the IP-based Interaction Center.  This enables our partners and our end customers to build a deeper understanding of the networking infrastructure and telephony technology of the future.

Marketing

Our marketing team is organized by five departments: Product Management, Solutions Marketing, Market Communications, Lead Management, and Marketing Services Group.

Our Product Management Team is responsible for coordinating activities with our development teams to define product requirements and to manage the process for market requirements, product development approvals, pricing definitions, release scheduling and beta test coordination. This Product Management Team oversees the product management process from product concept through the end of the beta test cycle.

Members of our Solutions Marketing Team focus on the marketing and promotion of our solutions to customers, prospective customers and partners as well as to industry analysts. Their responsibilities include product promotional activities, market positioning of new and updated products, internet content and other solutions-related events and actions.

Our Market Communications Team manages media and industry analyst relations, primarily through regularly-scheduled briefings with magazine editors and industry analysts and by participating in various media events such as tradeshows and seminars.

Our Lead Management Team handles all lead-generation activities resulting from tradeshows, seminars, and web-based marketing programs. This team leverages local and regional seminars with strategic partners such as Intel, Microsoft and Polycom to generate qualified leads for partners as well as our Territory Managers and Channel Sales Managers. This Lead Management Team additionally organizes our annual User Forum customer conference and Partner Conference.

Our Marketing Services Group is responsible for all print collateral and associated materials for tradeshows, marketing seminars, promotions, advertising, brand awareness, customer and partner relations and other company functions. Field Marketing Managers throughout Europe, the Middle East and Africa (“EMEA”) and the Asia-Pacific (“APAC”) regions are aligned with our Marketing Services Group and are responsible for similar brand awareness, marketing and advertising functions in their respective areas.

Global Distribution and Sales

We distribute our products through partners and direct arrangements with end-user customers.  In 2007 product orders we received through partners were 65% of total orders.

We assign geographic or account responsibilities to Territory Managers/Channel Sales Managers who manage partners and direct customer opportunities.

As of December 31, 2007, we had 51 Territory Managers/Channel Sales Managers and maintained a global channel network of more than 250 partners with a presence in over 70 countries.

For the growing VoIP and IP telephony market, our distribution channel is anchored by knowledgeable and experienced “converged” partners who understand voice and data networking. We continue to expand this partner network to cover new geographic and product markets worldwide.

In the Americas, we license and distribute mainly through our partners. However, in the United States and Canada we also maintain certain direct customers, primarily with major corporations or in areas lacking adequate partner relationships. In such cases, we utilize our Territory Managers, supplemented by lead generation and inside sales groups that generate potential opportunities. In EMEA and APAC, we license and distribute our solutions principally through a joint strategy between our Master Distributors and partners at the Elite and Premier Partner levels. Our EMEA headquarters are located near London, England and our APAC headquarters are located in Kuala Lumpur, Malaysia.

Our partners are supported by Program Managers, regional Channel Enablement Managers, Licensing Specialists and other roles related to sales, support services and education/certification.

Within our program framework, our principal partner level designations include:

•
Master Distributors are partners with an existing channel that is staffed with the resources to provide sales, implementation services, support and bundled solutions (hardware and software) to our Elite and Premier level partners (as described in the following sections) and their customers. Master Distributors identify prospective Elite and Premier partners and assist in promoting our partner programs. Requirements of this partner level include call center expertise and focus, expertise in voice/convergence, solution selling, an enterprise and telephony experienced sales force with Microsoft competencies and a large existing installed base of customers. Master Distributors provide support services to Premier and Elite partners and have a strong regional presence with dedicated local and/or regional sales and technical resources.

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

•
Referral Agents generate leads and are compensated for each qualified lead that results in an order. Partners at this level can earn referral fees for identifying potential leads and are not required to earn technical certifications. Referral Agents can transition to the Premier Partner designation by completing sales training and investing in the Premier level’s required demonstration/internal use Interaction Center communications system.

We also have a Channel Ready Team that extends beyond the software aspects of our solution to the hardware. Our Channel Ready Team takes the final product and then produces an image that enables the partner to install faster and easier, back-up and recover for normal maintenance, and reduce the cost of ongoing support. Our Channel Ready Team works with hardware providers globally and has built relationships that enable us to provide a full solution for our partners. This team also develops appliances that use our software, such as the Interaction Media Server and Interaction Gateway.

Our Technical Sales Team is responsible for demonstration facilities, systems and services at our Indianapolis, Indiana headquarters and regional offices throughout the U.S. and around the world. This team builds and maintains demonstration scripts and provides training to partners and internal Interactive Intelligence sales teams. All of our partners are granted access to our systems and services for live customer demonstrations on a global basis, and are assisted by our Technical Sales Team as needed to perform demonstrations. Our Technical Sales Team further assists with marketing efforts and presentations at industry tradeshows, regional seminars, and events including our annual partner conference and global user forum.

Customers and Geographic Areas of Operations

As of December 31, 2007, we licensed our products to more than 2,500 active customers in the Americas, EMEA and APAC. No customer or partner accounted for 10% or more of our revenues or accounts receivable in 2007, 2006 and 2005. As such, no material part of our business is dependent upon a single customer or partner or a small group of customers or partners. Therefore, the loss of any one customer or partner would not have a material adverse effect on our operations.

See Note 11 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for financial information about each of the geographic areas in which we operate.

Competition

The markets for our application-based solutions are highly competitive. Our competition varies depending on the different market segments in which we license our software applications: Contact Centers, Enterprise IP Telephony, and Enterprise Messaging. Unlike those solutions from several of our competitors, customers can choose to deploy many of our solutions on-premise or leverage them in a SaaS model. In the contact center sector our main competitors are Aspect Software (formerly Aspect Communications Corporation), Avaya, Cisco and Nortel. Significant enterprise IP telephony competitors include Alcatel, Avaya, Cisco, Nortel, Siemens AG and ShoreTel, Inc. For enterprise messaging we compete mainly with Avaya, Cisco, Intervoice, Inc., Nortel and Applied Voice & Speech Technologies. We compete, on a smaller scale, with many other established and recent entrants in each marketplace.

Intellectual Property and Other Proprietary Rights

We own numerous patents and patent applications that we consider valuable components of our business. To protect our proprietary rights, we rely primarily on a combination of:

•	copyright, patent, trade secret and trademark laws;

•	confidentiality agreements with employees and third parties; and

•	protective contractual provisions such as those contained in licenses and other agreements with consultants, suppliers, partners and customers.

As of December 31, 2007, we and our subsidiaries held 11 patents and have filed other patent applications relating to technology embodied in our software products. In addition, we and our subsidiaries hold 23 United States and 76 foreign trademark registrations and have numerous other trademark applications pending worldwide, as well as common law rights in other trademarks and service marks. We and our subsidiaries also hold 16 registered copyrights and have numerous other applications pending.

Employees

As of February 29, 2008, we had 595 employees worldwide, including 163 in research and development, 183 in client services, 155 in sales and marketing and 94 in administration. Our future performance depends in significant part upon the continued service of our key sales, marketing, technical and senior management personnel and our continuing ability to attract and retain highly qualified personnel. Competition for these personnel is intense and we may not be successful in attracting or retaining these personnel in the future.

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

The Overall Economic Climate May Weaken Which Could Result in Decreased Demand for Our Products and Lower Revenues

Our products typically represent substantial capital commitments by customers and involve a potentially long sales cycle. As a result, customer purchase decisions may be significantly affected by a variety of factors, including general economic trends in the allocation of capital spending budgets to communication software, services and systems, lengthened sales cycles, customer approval processes, and market conditions, which may result in our customers delaying and/or reducing their capital spending related to information systems. If the economy weakens, demand for our products could decrease, resulting in lower revenues.

We May Not Sustain Profitability

We have been profitable for the past four consecutive years. Prior to 2004, we historically incurred losses and may do so again in the future. At December 31, 2007, we had accumulated net losses since inception of $31.0 million. We intend to continue to make significant investments in our research and development, marketing, services, and sales operations.

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

Because we do not know if or when our partners and current or potential customers will place orders and finalize licenses, and because it is difficult to predict the mix of annually renewable licenses and perpetual licenses in a quarter, we cannot always accurately forecast our licensing activity, our revenues and our operating results for future quarters. We recognize revenues from different licenses over different periods depending on the satisfaction of the requirements of relevant accounting literature, including American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, AICPA Statement of Position 98-9, SEC Staff Accounting Bulletin (“SAB”) No. 104, and all related AICPA Technical Practice Aids (5100.38 - 5100.76). As a result, our quarterly revenues and operating results depend on many factors, including the type of license, the size, quantity and timing of orders received for our products during each quarter, the delivery of the related software or hardware and our expectations regarding collection. If a large number of orders or several large orders do not occur or are deferred or delayed, our revenues in a quarter could be substantially reduced. This risk is heightened by the significant investment and executive level decision-making typically involved in our customers’ decisions to license our products. Since a large portion of our operating expenses, including salaries and rent, is fixed and difficult to reduce or modify in a short time period, our business, financial condition or results of operations could be materially adversely affected if revenues do not meet our expectations.

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

A Decline in Market Acceptance for Microsoft Technologies on Which Our Products Rely Could Have a Material Adverse Affect on Us

Our products currently run on Microsoft Windows operating systems. Our web client interfaces are supported on certain browsers which run on Windows, Mac and Linux. A decline in market acceptance for Microsoft technologies or the increased acceptance of other server technologies could cause us to incur significant development costs and could have a material adverse effect on our ability to market our current products. Although we believe that Microsoft technologies will continue to be widely used by businesses, we cannot assure you that businesses will adopt these technologies as anticipated or will not in the future migrate to other computing technologies that we do not currently support. In addition, our products and technologies must continue to be compatible with new developments in Microsoft technologies. We cannot assure you that we can maintain that compatibility or that we will not incur significant expenses in connection therewith.

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

We May Pursue Acquisitions That by Their Nature Present Risks and That May Not be Successful

In the future we may pursue acquisitions to diversify our product offerings and customer base or for other strategic purposes. We have limited prior history of making acquisitions and we cannot assure you that any future acquisitions will be successful. The following are some of the risks associated with acquisitions that could have a material adverse effect on our business, financial condition or results of operations:

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

•
We may finance future acquisitions by issuing common stock for some or all of the purchase price. This could dilute the ownership interests of our stockholders. We may also incur debt or be required to recognize expense related to intangible assets recorded in future acquisitions.

•
We may be competing with other firms, many of which have greater financial and other resources to acquire attractive companies, making it more difficult to acquire suitable companies on acceptable terms.

Our International Operations Involve Financial and Operational Risks Which May Adversely Affect Our Business and Operating Results

Our international operations require significant management attention and financial resources to establish and operate, including hiring appropriate personnel and recruiting effective international partners. Non-North American revenues accounted for 25%, 25% and 24% of our total revenues for the years ended December 31, 2007, 2006 and 2005, respectively. We have marketing efforts in the Americas, EMEA and APAC. We intend to continue to emphasize our international operations and we may enter additional international markets. Revenues from international operations may be inadequate to cover the expenses of those operations. In addition to foreign currency fluctuation risks, other risks inherent in our international business activities may include the following:

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

Fluctuations in the Value of Foreign Currencies Could Result in Losses

Our international revenues are generally denominated in United States dollars with, principally, the exception of some European partners and customers. Our international expenses are generally denominated in local foreign currencies. Although foreign currency translation gains and losses have been immaterial to date, fluctuations in exchange rates between the United States dollar and other currencies could have a material adverse effect on our business, financial condition or results of operations, and particularly on our operating margins. To date, we have not sought to actively hedge the risks associated with fluctuations in exchange rates, but we may more actively undertake to do so in the future. Any hedging techniques we implement in the future may not be successful. Exchange rate fluctuations could also make our products more expensive than competitive products not subject to these fluctuations, which could adversely affect our revenues and profitability in international markets.

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

This risk may be heightened because our industry is continually evolving, characterized by rapid technological change and susceptible to the introduction of new competing technologies or competitors.

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

Our Common Stock is Subject to Various Listing Requirements

The various markets operated by The NASDAQ Stock Market LLC (“NASDAQ”) have quantitative maintenance criteria for continued listing of common stock. We may be delisted from one or more NASDAQ markets if we fail to comply with the criteria. While we believe that we currently meet criteria for listing on a market operated by NASDAQ, we can offer no assurance that our common stock will continue to meet the various criteria for continued listing on any market operated by NASDAQ. Any delisting may result in a reduction in the liquidity of our common stock, which may have a material adverse effect on the price of our common stock.

Regulatory Changes Made to Generally Accepted Accounting Principles, Tax Accounting Principles or Corporate Governance Matters May Impact Our Business

Revisions to generally accepted accounting principles will require us to review our accounting and financial reporting procedures in order to ensure continued compliance with required policies. From time to time, such changes may have a short-term impact on our reporting, and these changes may impact market perception of our financial condition. In addition, legislative changes, and the perception these changes create, can have a material, adverse effect on our business. For example:

•
the requirement to implement SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), beginning with 2006 has had and will have a material adverse effect on our operating results in future periods; and

•	changes in the legal climate may lead to additional liability concerns which may result in increased insurance costs.

We are Required to Recognize Stock-Based Compensation Expense Related to Employee Stock Options, and There is No Assurance that the Expense that We are Required to Recognize is Indicative of the Accurate Value of Our Share-Based Payment Awards

The application of SFAS 123R requires the use of an option-pricing model to determine the fair value of share-based payment awards on the day they are granted. As a result of adopting SFAS 123R, beginning with 2006, our earnings were lower than they would have been had we not been required to adopt SFAS 123R. This will continue to be the case for future periods as long as we have either new grants or unvested stock-based payment awards. We cannot predict the effect that this adverse impact on our reported operating results will have on the trading price of our common stock.

This determination of fair value is affected by our stock price as well as a number of assumptions regarding a number of highly complex and subjective variables. If factors change and we use different assumptions for estimating stock-based compensation expense in future periods, stock-based compensation expense may differ materially in the future from that recorded in 2007. Although the fair value of employee stock options is determined in accordance with SFAS 123R and Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”), as amended by SAB No. 110, Share-Based Payment (“SAB 110”),  using an option-pricing model such as Black-Scholes, that value may not be indicative of the fair value observed in a willing buyer and willing seller market transaction.

Failure to Maintain Effective Internal Controls in Accordance with Section 404 of the Sarbanes-Oxley Act of 2002 Could Have a Material Adverse Effect on Our Business, Operating Results and Stock Price

The Sarbanes-Oxley Act of 2002 imposes certain duties on us and our executives and directors. We are also required to comply with the internal control over financial reporting requirements of Section 404 of the Sarbanes-Oxley Act. Our efforts to comply with the requirements of Section 404 have resulted in increased general and administrative expense and a diversion of management time and attention from revenue-generating activities to compliance activities, and we expect these efforts to require the continued commitment of significant resources.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our world headquarters are located in a 120,000 square foot office building in Indianapolis, Indiana. We lease the building under an operating lease agreement.  As of December 31, 2007, the operating lease required payments of $25.5 million over the remaining term of the lease, which expires on March 31, 2018. On March 1, 2005, we sublet 8,980 square feet of our world headquarters building and on January 30, 2006, we sublet an additional 3,000 square feet of our headquarters building to the same tenant.  The total remaining sublease payments as of December 31, 2007 were approximately $33,000. The term of the sublease expired on February 29, 2008, and we and the tenant did not renew the sublease. As a result of the sublease expiring, the tenant moved out of our world headquarters building, and we began utilizing the sublet space to accommodate our expansion needs.

In June 2007, we entered into an amendment of our world headquarters operating lease under which our current leased space is to be expanded in three installments through March 2009 totaling approximately 79,000 square feet in a 154,000 square foot office building adjacent to our world headquarters. Rent payments for the expanded space are expected to commence in March 2008. In consideration for entering into the amendment, the landlord agreed to pay us a discretionary allowance of $450,000. The allowance, which we intend to use for certain costs associated with our world headquarters building and/or the additional space, as defined in the amendment, will be recognized as a reduction of rent expense over the term of the world headquarters operating lease. This amendment did not have any financial statement impact during 2007.

In addition to our world headquarters, we occupy a satellite office and two regional headquarters offices in the United States and lease headquarters offices for each of our EMEA and APAC operations. As a sublessee, we sublet 31,000 square feet of office space for our satellite office that we began occupying in October 2006 located near our world headquarters. This sublease will expire in July 2008 and we do not intend to renew the sublease. Our eastern regional headquarters are located in a leased 4,200 square foot office in Herndon, Virginia that we also opened in October 2006, and our western regional headquarters are located in a leased 7,500 square foot office in Irvine, California that we opened in September 2006 and expanded in August 2007.

We also lease space for our various sales, services and development offices located throughout the United States. All of these leases are short-term operating leases. We have various offices located internationally, with our EMEA headquarters located in Berkshire, United Kingdom and our APAC headquarters located in Kuala Lumpur, Malaysia.  These international leases have varying terms and lengths of contract.

We believe that all of our facilities, including our world headquarters, regional headquarters and international headquarters in EMEA and APAC, are adequate and well suited to accommodate our business operations. We continuously review space alternatives to ensure we have adequate room for growth in the future.

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

Our common stock is traded on The NASDAQ Global Market under the ticker symbol ININ. The following table sets forth, for the quarterly periods indicated, the high and low common stock prices per share as reported by The NASDAQ Global Market:

	2007		2006
Quarter Ended:	High	Low	High	Low
March 31	$23.10	$13.50	$9.90	$4.65
June 30	21.42	14.50	15.07	8.52
September 30	22.87	17.88	16.74	10.38
December 31	30.16	19.00	22.56	11.10

As of February 29, 2008, there were 129 registered holders of record of our common stock.

We have never declared or paid cash dividends on our capital common stock and do not expect to declare or pay any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and to expand our business. Any future determination to declare or pay cash dividends will be at the discretion of our Board of Directors and will depend upon our financial condition, operating results, capital requirements and other factors that our Board of Directors deem relevant.

We did not repurchase any of our equity securities during 2007.

The remaining information required by this Item concerning securities authorized for issuance under our equity compensation plans is set forth in or incorporated by reference to Part III, Item 12 of this Annual Report on Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected consolidated financial data (in thousands, except per share amounts) is qualified in its entirety by, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the Notes thereto contained in Items 7 and 8, respectively, of this Annual Report on Form 10-K.

Consolidated Statements of Operations Data:
	Years Ended December 31,
	2007	2006	2005	2004	2003
Total revenues	$109,901	$83,044	$62,937	$55,119	$51,512
Gross profit	74,648	59,050	47,374	41,964	37,871
Operating income (loss)	7,994	4,977	2,392	983	(5,814)
Net income (loss)	17,456	10,248	2,108	1,040	(5,869)

Net income (loss) per share:
Basic	$1.00	$0.62	$0.13	$0.07	$(0.38)
Diluted	0.91	0.56	0.13	0.06	(0.38)

Consolidated Balance Sheet Data:
	December 31,
	2007	2006	2005	2004	2003
Cash and cash equivalents and short-term investments	$46,327	$27,086	$15,127	$14,603	$15,469
Net working capital (deficit)	32,365	14,449	3,177	347	(2,667)
Total assets	103,438	66,775	38,398	32,498	33,259
Total shareholders’ equity	48,619	24,278	7,793	5,036	3,791

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide investors with an understanding of our past performance, our financial condition and our prospects and should be read in conjunction with other sections of this Annual Report on Form 10-K, including Part I, Item 1 “Business”; Part II, Item 6 “Selected Financial Data”; and Part II, Item 8 “Financial Statements and Supplementary Data”. Investors should carefully review the information contained in this report under Part I, Item 1A “Risk Factors”. The following will be discussed and analyzed:

•	Overview

•	Business Strategy

•	Critical Accounting Policies and Estimates

•	Financial Highlights

•	Historical Results of Operations

•	Liquidity and Capital Resources

Overview

Interactive Intelligence, Inc. (“Interactive Intelligence”, “we”, “us” or “our”) was formed in 1994 as an Indiana corporation and maintains its world headquarters and executive offices at 7601 Interactive Way, Indianapolis, IN 46278. Our telephone number is (317) 872-3000. You can find our website at http://www.inin.com. We file annual, quarterly and current reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934, as amended. These periodic and current reports and all amendments to those reports are available free of charge on the About Us – Investor Relations page located on our website.

We are a leading provider of software applications for contact centers and we are leveraging that leadership position to provide mission critical VoIP applications to enterprises. Our solutions are installed by customers in a wide range of industries including, but not limited to, financial institutions, higher education, healthcare, retail, technology, government, business services and increasingly for the remote and mobile workforce.   We also offer a pre-integrated all-software IP PBX, a phone and communications solution for mid-sized enterprises that relies on the Microsoft platform. We offer innovative software products and services for multi-channel contact management, business communications, and messaging using SIP-supported VoIP. Our application-based solutions are built as a single pre-integrated platform that scales to thousands of users, and are developed to satisfy today’s diverse interaction needs in markets for:

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

Business Strategy

In the coming year, we intend to leverage our position as an industry-leading software solutions provider to a full-service solution provider for contact center automation, enterprise business communications and VoIP foundation technologies. Our strategy for achieving this mission is:

1.	Innovation and Enhancing Our Core Product Offerings;

2.	Expand in Our Markets;

3.	Promote Our Services Offerings;

4.	Leverage Industry-Specific Solutions; and

5.	Go “Up-Market” Through Increased Scalability and Reliability.

Critical Accounting Policies and Estimates

We believe our accounting policies listed below are important to understanding our historical and future performance, as these policies affect our reported amounts of revenues and expenses and are applied to significant areas involving management’s judgments and estimates. These policies, and our procedures related to these policies, are described below. See also Note 2 of Notes to Consolidated Financial Statements for a further summary of our significant accounting policies and methods used in the preparation of our consolidated financial statements.

The accounting policies described below are significantly affected by critical accounting estimates. Such accounting policies require significant judgments, assumptions and estimates used in the preparation of our consolidated financial statements, and actual results could differ materially from the amounts reported based on these policies.

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

Services revenues

Services revenues are primarily recognized for renewal fees and support related to annually renewable license agreements and support fees for perpetual license agreements. For annually renewable agreements, the allocation of the initial order between product revenues and services revenues is based on an average renewal rate for our time based contracts. We apply the allocation of product revenues and services revenues consistently to all annually renewable agreements. Under annually renewable license agreements, after the initial license period, our customers may renew their license agreement for an additional period, typically 12 months, by paying a renewal fee. The revenue from annual renewal fees is classified under services revenue and the revenue is recognized ratably over the contract period. Under perpetual license agreements, we recognize annual support fees as services revenues ratably over the post-contract support period, which is typically 12 months.

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

Stock-Based Compensation Expense

We account for our employee and director stock options in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) and the guidance of Staff Accounting Bulletin No. 107, Share-Based Payment ("SAB 107"), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, based on fair values.  On December 21, 2007, the SEC released SAB No. 110, Share-Based Payment (“SAB 110”), which extended the permissibility of the simplified method, in certain circumstances, under SAB 107, for options granted after December 31, 2007.

As permitted by SFAS 123R, we continue to use the Black-Scholes option-pricing model as our method of valuation for share-based payment awards. Our determination of fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards and an expected risk-free rate of return. If factors change and we use different assumptions for estimating stock-based compensation expense in future periods, stock-based compensation expense may differ materially in the future from that recorded in the current period.

We adopted SFAS 123R using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. Our consolidated financial statements for periods beginning after January 1, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, as permitted by the standard, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

For additional information, refer to Note 6 of Notes to Consolidated Financial Statements. Stock-based compensation expense for employee and director stock options recognized under SFAS 123R for the years ended December 31, 2007 and 2006 was $3.1 million and $2.1 million, respectively.

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

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which temporary differences such as loss carryforwards and tax credits become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment and ensuring that the deferred tax asset valuation allowance is adjusted as appropriate.

At December 31, 2007, we had $45.5 million of tax net operating loss carryforwards and $1.6 million in tax credit carryforwards. In the fourth quarter of 2007 and third quarter of 2006, we recorded a tax benefit of $8.1 million and $5.0 million, respectively, to reduce the valuation allowance for the deferred tax assets. There was no valuation allowance at December 31, 2007. We will continue to evaluate the recorded deferred tax assets in accordance with the requirements of SFAS 109.

Allowance for Doubtful Accounts Receivable

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We evaluate bad debt expense based on a percentage of revenue reported each period. We then review the allowance for doubtful accounts each reporting period based on a detailed analysis of our accounts receivable. In the analysis, we primarily consider the age of the customer’s or partner’s receivable and also consider the creditworthiness of the customer or partner, the economic conditions of the customer’s or partner’s industry, and general economic conditions, among other factors. If any of these factors change, we may also change our original estimates, which could impact the level of our future allowance for doubtful accounts.

If payment is not made timely, we will contact the customer or partner to try to obtain payment. If this is not successful, we will institute other collection practices such as generating collection letters, involving our sales personnel and ultimately terminating the customer’s or partner’s access to future upgrades, licenses and technical support. Once all collection efforts are exhausted, the receivable is written off against the allowance for doubtful accounts.

Research and Development

For the years ending December 31, 2007, 2006 and 2005, all research and development expenditures have been expensed as incurred. Based on our product development process and technological feasibility, the date at which capitalization of development costs may begin is established upon completion of a working model. Costs incurred between completion of the working model and the point at which the product is ready for general release have been insignificant.

Legal Proceedings

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Financial Highlights

For the year ended December 31, 2007, as compared to 2006, we achieved 32% annual revenue growth, a 61% increase in operating income and over $20 million of operating cash flow. Factors that affect revenues in any particular year include a customer’s or partner’s budget constraints, personnel resources to implement our solutions, historical product order patterns and willingness to implement a critical telecommunications system. Revenues in any particular period can greatly fluctuate from other periods.

The amount of orders we receive, while impacting product revenues, does not have an exact correlation to recognized revenues because the terms in the contracts, a customer’s or partner’s collection history, and any other contractual conditions affect whether we can recognize the order during the period or in subsequent periods.  Consequently, product revenues for any particular period are impacted not only by orders received in the current period but also by orders received in previous periods that are being recognized in the current period.

The following table sets forth information about our total revenues (in millions) and the annual growth percentage over the previous year for the past five years (including the impact of the reclassifications and adjustments discussed in Note 2 of Notes to Consolidated Financial Statements).

Year:	Revenues	% Growth
2007	$109.9	32%
2006	83.0	32
2005	62.9	14
2004	55.1	7
2003	51.5	8

Product revenues increased during the year ended December 31, 2007, compared to the same period in 2006, as a result of increased demand for our software and appliances, third party products we license and third party hardware we sell. We have experienced increasing annual revenue growth in all major geographies in part due to an increase in demand for our contact center solutions. We also attribute annual revenue growth to a number of other factors including but not limited to adoption of VoIP technologies by our customers and partners, increasing market awareness of our solutions, more effective lead generation activities and improvements in scalability and the reliability of our products. Factors also include reductions in hardware costs to deploy our solutions making our solutions more financially attractive to customers and partners, changes in our sales program to target new customers and partners and establishment of an inside sales group to work with our existing direct customers.

Services revenues increased significantly during the year ended December 31, 2007, compared to the same period in 2006, primarily due to additional support fees and annually renewable license fees, which were recognized for our growing installed customer base, and an increase in revenues from professional services due to more of our customers utilizing our professional services group to assist in implementing our solutions and due to our April 2007 acquisition of the professional services division of Alliance Systems Ltd. (“Alliance”), as described in Note 14 of Notes to Consolidated Financial Statements.

Our costs of product continue to increase due to media servers and gateway appliances we have developed and licensed, additional hardware delivered by us and increased royalty expenses as a result of licensing more third party software as part of the orders received.

Our costs of services increased significantly during 2007, compared to the same period in 2006, primarily due to a 28% increase in services staffing, principally as a result of acquiring 13 professional engineers and one sales representative as part of our acquisition of the professional services division of Alliance.

Our operating expenses increased in 2007, compared to 2006, principally as a result of increased compensation expense related to a 15% increase in company-wide staffing, higher stock option compensation expense related to SFAS 123R, an increase in marketing expenses from our efforts to raise awareness of our company and products, and a full year’s worth of various expenses related to our satellite and two regional offices in the United States which were opened in late 2006, and related to the expansion of our facilities in the United Kingdom, which commenced in December 2006.

During 2007 and 2006, we determined that it was more likely than not, based on our projections of future taxable income, that we would be able to utilize a portion of the deferred tax assets that we had previously fully reserved. During the fourth quarter of 2007 and third quarter of 2006, we recorded an income tax benefit of $8.1 million and $5.0 million during 2007 and 2006, respectively, to eliminate the valuation allowance for our deferred tax assets. We will continue to evaluate the recoverability of the deferred tax assets. Because we no longer have valuation allowances against deferred tax assets, we expect to record income tax expense or credits at an effective rate of approximately 39%.

Since January 1, 2006, we have accounted for our employee and director stock options in accordance with SFAS 123R and the guidance of SAB 107. As a result, we have incurred stock-based compensation expense each quarter as stock options are granted and vested.  The following table sets forth a brief summary of our stock-based compensation expense for the years ended December 31, 2007 and 2006 and the related impact on net income per share (in thousands, except per share amounts):
	Years Ended December 31,
	2007	2006
Total stock-based compensation expense	$3,126	$2,147

Effect of stock-based compensation expense on net income per share:
Basic	$(0.18)	$(0.13)
Diluted	(0.16)	(0.12)

In 2008, we believe that our year-over-year revenue growth will continue and our costs of product and other expenses will increase.  We anticipate staffing increases in 2008, which will result in expense increases across all areas of the company.  We currently estimate that the stock option expense related to SFAS 123R will be approximately $3.1 million in 2008.

We had $46.3 million of cash and short-term investments as of December 31, 2007, an increase of $19.2 million or 71% over our cash and short-term investments of $27.1 million as of December 31, 2006. We believe that if we remain profitable, we will increase our liquidity and our equity positions. If our projected revenue growth slows or decreases, if we incur net losses or if we are not able to effectively collect on our outstanding accounts receivable, our liquidity position may weaken, which may result in the need to raise capital.

Historical Results of Operations

The following table sets forth, for the periods indicated, our consolidated financial information expressed as a percentage of total revenues:

	Years Ended December 31,
	2007	2006	2005
Revenues:
Product	52%	52%	53%
Services	48	48	47
Total revenues	100	100	100
Cost of revenues:
Product	13	11	7
Services	19	18	18
Total cost of revenues	32	29	25
Gross profit	68	71	75
Operating expenses:
Sales and marketing	33	36	38
Research and development	16	16	20
General and administrative	12	13	13
Total operating expenses	61	65	71
Operating income	7	6	4
Other income (expense):
Interest income, net	2	1	--
Other expense	--	--	(1)
Total other income (expense)	2	1	(1)
Income before income taxes	9	7	3
Income tax benefit (expense)	7	5	--
Net income	16%	12%	3%

Comparison of Years Ended December 31, 2007, 2006 and 2005

Revenues

Primary Sources of Revenues

We generate revenues from (i) licensing the right to use our software applications and, in certain instances, providing hardware as a component of our solution and (ii) annual support fees, annual renewal fees, professional services and educational services. Product revenues related to CIC represented approximately 47%, 42% and 46% of our total revenues for 2007, 2006 and 2005, respectively. Services revenues are primarily recognized for renewal fees and support related to annually renewable license agreements and support fees for perpetual license agreements. Revenues related to our renewal and support fees represented approximately 36%, 39% and 39% of our total revenues for 2007, 2006 and 2005, respectively.

Product Revenues	Years Ended December 31,
	2007	2006	2005
	($ in thousands)
Product revenues	$57,673	$43,021	$33,296
Change from prior year period	34%	29%	18%
Percentage of total revenues	52%	52%	53%

Product revenues, which include software and hardware, increased in 2007, 2006 and 2005 compared to the previous years.  The increase in 2007, compared to 2006, was principally due to a 27% increase in orders for our software across all regions. We also received an increase in hardware orders of 116% to over $6.6 million, which was primarily due to a higher demand for our media server and gateway appliances which have added to the scalability and functionality of our solutions. In 2007, we received five orders over $1.0 million and 48 orders between $250,000 and $1.0 million compared to four orders over $1.0 million and 30 orders between $250,000 and $1.0 million in 2006.

The increase in 2006, compared to 2005, was the result of product revenues related to Vonexus EIC of $5.2 million, a 14% increase in orders from existing customers purchasing additional licenses and products from 2005 to 2006, and a 50% increase in product revenues generated from our European customers and partners.

Product revenues can fluctuate from quarter to quarter depending on several factors including the mix of orders between perpetual licenses and annually renewable licenses.  If other revenue recognition criteria are satisfied, we recognize license revenue upfront for perpetual licenses, and we recognize revenue for annually renewable licenses ratably over the term.  The impact of the mix of contracts on our product revenues occurs only in the initial year of an order; subsequent renewal fees received for the annually renewable licenses and the renewal support fees for perpetual contracts are all allocated entirely to services revenues.

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

Services Revenues	Years Ended December 31,
	2007	2006	2005
	($ in thousands)
Services revenues	$52,228	$40,023	$29,641
Change from prior year period	30%	35%	10%
Percentage of total revenues	48%	48%	47%

Services revenues include the portion of the initial license arrangement allocated from annually renewable and perpetual contracts, license renewals of annually renewable contracts, and support fees for perpetual contracts, as well as professional services (16% of total services revenues in 2007), education (5% of total services revenues in 2007) and other miscellaneous revenues.

The increase in services revenues in 2007, 2006 and 2005 was due to increases in our growing installed base of customers and related payments of annual license renewal fees and support fees for perpetual licenses. License renewal and support revenues increased $7.3 million in 2007, compared to 2006, and $8.2 million in 2006 compared to 2005. As we sign contracts and install our solutions with new customers and partners, we expect that our services revenues will continue to increase as customers and partners renew licenses and pay for support on our software applications.  The actual percentage fee charged for renewal of annually renewable licenses and perpetual support agreements as compared to the initial annually renewable license fee and perpetual license, respectively, is comparable on a relative percentage basis, and therefore, the mix of these types of contracts in the future is not expected to impact our future services revenues.

In April 2007, we acquired the professional services division of Alliance, which added 13 engineers to our professional services group and increased our resources to serve our customers and partners which resulted in our professional services revenues increasing $4.3 million, or 117%, during 2007 compared to 2006. Professional services revenues increased 68% in 2006, compared to 2005, primarily due to more customers and partners attending our educational classes and more customers and partners using our professional services. These services revenues have and will fluctuate based on the number of customers and partners that attend our educational classes and the amount of assistance our customers and partners need for implementation and installation. We anticipate these services revenues will continue to increase in the future if the number of our customers continues to grow.

Cost of Revenues	Years Ended December 31,
	2007	2006	2005
	($ in thousands)
Costs of revenues:
Product	$14,159	$9,318	$4,661
Services	21,094	14,676	10,902
Total cost of revenues	$35,253	$23,994	$15,563
Change from prior year period	47%	54%	18%
Product costs as a % of product revenues	25%	22%	14%
Services costs as a % of services revenues	40%	37%	37%

Costs of product consist of hardware costs, principally for media server and gateway appliances which we have developed, telephone handsets, royalties for third party software and other technologies included in our solutions and, to a lesser extent, software packaging costs, which include product media, duplication and documentation. Costs of product can fluctuate depending on which software applications are licensed to our customers and partners, third party software, if any, which is licensed by the end user from us as part of our software applications and the dollar amount of orders for hardware.

Cost of product for 2007 increased $4.8 million compared to 2006. Hardware costs incurred in 2007 represented $2.5 million of the increase as we continue to sell servers, gateways and telephone handsets with our CIC and Vonexus EIC solutions. Royalties paid to third parties increased $1.8 million during 2007 compared to 2006 as we continue our use of technologies licensed from third parties. We also increased staffing in our distribution center which resulted in a $388,000 increase in total compensation costs. Costs of product for 2006, compared to 2005, included an increase of $3.5 million for hardware costs related to our products and an increase of $117,000 in our shipping and software packaging costs. In addition, royalties increased $854,000 as we increased our use of technologies licensed from third parties and integrated them into our software applications. We also increased staffing in our distribution center which resulted in a $99,000 increase in total compensation costs.

Costs of services consist primarily of compensation expenses for technical support, educational and professional services personnel and other costs associated with supporting our customers and partners. These expenses increased in 2007, as compared to 2006, primarily due to a $5.0 million increase in compensation expense for our costs of services personnel, which resulted from to a 28% increase in staffing during this period principally as a result of our April 2007 acquisition of the professional services division of Alliance. We incurred $360,000 of additional travel-related expenses during 2007 principally due to an increase in the demand for our professional services personnel to install our applications at the customers’ sites.  The increase in cost of services from 2005 to 2006 was mainly due to a $2.3 million increase in compensation expense, $751,000 related to contracting outsourced professionals and $545,000 for travel-related expenses.

We anticipate these costs will continue to increase if the number of our customers continues to grow.

Gross Profit	Years Ended December 31,
	2007	2006	2005
	($ in thousands)
Gross profit	$74,648	$59,050	$47,374
Change from prior year period	26%	25%	13%
Percentage of total revenues	68%	71%	75%

Gross profit as a percentage of total revenues decreased during 2007, compared to 2006 and 2005, primarily due to additional costs of product and services as discussed previously. The gross margin on our hardware sales is less than the gross margin on our software licenses; therefore, as we continue to sell more hardware (i.e. gateways, media servers and telephone handsets), our total gross margin percentage may decrease compared to historical margins. Our services margin decreased during 2007, compared to 2006, principally due to the increase in compensation costs as a result of additional services personnel. Gross margin in any particular quarter is dependent upon revenues recognized versus costs of product and costs of services incurred and is expected to vary.

Operating Expenses

Sales and Marketing	Years Ended December 31,
	2007	2006	2005
	($ in thousands)
Sales and marketing expenses	$36,368	$29,503	$24,272
Change from prior year period	23%	22%	18%
Percentage of total revenues	33%	36%	39%
Percentage of net product revenues	84%	88%	85%

Sales and marketing expenses are comprised primarily of compensation expenses, travel and entertainment expenses and promotional costs related to our sales, marketing and channel management operations. These expenses increased in 2007, as compared to 2006, primarily due to a $4.0 million increase in compensation expense for our sales and marketing personnel, which resulted from a 14% increase in staffing during the period. We also increased our corporate marketing efforts during 2007, which included increased advertising and brand promotions, seminars, web seminars, tradeshows and special events such as our global user forum and partner conferences resulting in an increase of $1.4 million. Travel-related expenses also increased in 2007 by $352,000. During the year ended December 31, 2006, we enhanced our partner program by establishing a Channels Management group to assist with partner relations, grow our partner network and encourage further training on our products. The increase in 2006, as compared to 2005, was primarily related to additional compensation expense and increased corporate marketing efforts.

We expect sales and marketing costs to continue to increase primarily due to additional personnel and expansion of our marketing and channels efforts to increase our brand awareness and distribution.

Research and Development	Years Ended December 31,
	2007	2006	2005
	($ in thousands)
Research and development expenses	$17,040	$13,578	$12,383
Change from prior year period	25%	10%	(4)%
Percentage of total revenues	16%	16%	20%

Research and development expenses are comprised primarily of compensation and depreciation expenses.  During 2007, as compared to 2006, these expenses increased primarily due to $3.0 million in compensation expense, which resulted from a 15% increase in staffing. During 2006, as compared to 2005, depreciation expense decreased by $356,000 as certain assets became fully depreciated.  This decrease was offset by a $1.2 million increase in compensation expense for our research and development personnel, which resulted from a 13% increase in staffing during this period.

We continue to believe that investment in research and development is critical to our future growth and competitive position in the marketplace and is directly related to timely development of new and enhanced solutions that are central to our business. As a result, we expect research and development expenses will increase in future periods. In the short term, we expect research and development expenses to remain a relatively constant percentage of revenues.

General and Administrative	Years Ended December 31,
	2007	2006	2005
	($ in thousands)
General and administrative expenses	$13,246	$10,992	$8,327
Change from prior year period	21%	32%	11%
Percentage of total revenues	12%	13%	13%

General and administrative expenses are comprised of compensation expense and general corporate expenses that are not allocable to other departments including legal and other professional fees and bad debt expense. General and administrative expenses increased in 2007 compared to 2006 principally due to a $1.2 million increase in compensation expense, which resulted from an 18% increase in staffing. Bad debt expense also increased $225,000 during 2007, compared to 2006, due to one of our large partners filing for bankruptcy.  Professional consulting and outsourced services expenses increased $214,000 during 2007, principally due to increased accounting, legal and tax fees.

The increase in 2006, as compared to 2005, was primarily due to a $1.9 million increase in compensation expense, which resulted from a 39% increase in staffing. General and administrative expenses also increased in 2006, as compared to 2005, due to a $354,000 increase in professional services, which were primarily related to compliance with Section 404 of the Sarbanes-Oxley Act, an increase of $109,000 in recruiting expenses and other minor increases in miscellaneous expenses.

We expect general and administrative expenses will continue to increase due to compensation costs related to additional staffing and increases in supplies and depreciation expense of leasehold improvements and other assets as we continue to expand.

Other Income (Expense)

Interest Income, Net

Interest income, net primarily consists of interest earned from investments and interest-bearing cash accounts. Interest expense and fees, which are not material for any years reported, are also included in interest income, net. The following table details the return on investment that we have received over the last three years.
	Years Ended December 31,
	2007	2006	2005
	($ in thousands)
Cash, cash equivalents and short-term investments (average)	$36,707	$21,107	$14,865
Interest income, gross	1,729	744	283
Return on investments	5.0%	4.0%	2.0%

Interest earned on investments during 2007 and 2006 improved partially due to increasing cash and investment balances and increasing interest rates. In addition, we continue to monitor the allocation of funds in which we have invested to increase our return on investment. These new investments have higher interest rates and lower fees. Interest income increased during 2006, as compared to 2005, primarily due to an increasing cash and investment balance and an increase in the rate that we earned on our interest-bearing accounts. We had short-term investments of $17.1 million, $13.6 million and $3.6 million at December 31, 2007, 2006 and 2005, respectively. These short-term investments typically earn a higher yield than our cash accounts. We do not have any investments in subprime assets.

Other Income (Expense), Net	Years Ended December 31,
	2007	2006	2005
	($ in thousands)
Other income (expense), net	$(96)	$(94)	$(288)

Other income (expense), net includes foreign currency transaction gains and losses, as well as foreign tax withholdings.  These amounts depend on the amount of revenue that is generated in certain international currencies, particularly the Euro, and the exchange gain or loss that results from foreign currency disbursements and receipts.  The expense for 2007 consisted of $233,000 of foreign tax withholdings, offset by $138,000 of gains related to foreign currency transactions.  The expense for 2006 consisted of $160,000 of foreign tax withholdings, offset by $66,000 of gains related to foreign currency transactions.  The expense in 2005 was due to a loss of $122,000 on foreign currency transactions related to foreign currency transactions and foreign withholding taxes of $166,000.

Income Tax Benefit (Expense)	Years Ended December 31,
	2007	2006	2005
	($ in thousands)
Income tax benefit (expense)	$7,837	$4,671	$(265)

We had over $45.5 million of tax net operating loss carryforwards and $1.6 million in tax credit carryforwards at December 31, 2007. During the fourth quarter of 2007 and third quarter of 2006, we recorded an income tax benefit of $8.1 million and $5.0 million, respectively, to reduce the valuation allowance for our deferred tax assets. There was no valuation allowance at December 31, 2007. Since we have recognized the deferred tax assets, we will record income tax expense beginning in the first quarter of 2008. However, due to the tax net operating loss carryforwards, the tax credit carryforwards and stock option compensation deductions, we do not expect to have a significant cash outlay to pay income taxes until after the year 2010.

Included in the net operating loss carryforwards at December 31, 2007 was $23.1 million of operating losses that were generated as a result of excess tax benefits for stock options.  In accordance with SFAS 123R, these have not been recognized for financial reporting purposes because they have not yet reduced taxes payable.  The tax benefit of these deductions will be primarily recorded as a credit to additional paid-in capital.

Liquidity and Capital Resources

We generate cash from the collections we receive related to licensing our contact center and IP-PBX applications and from annual license renewals, maintenance and support and other services revenues.  During 2007, we also received $3.5 million in cash from employees exercising stock options.  We had an unused $3.0 million line of credit, which expired on October 31, 2007. We did not renew this line of credit. We use cash primarily for paying our employees (including salaries, commissions and benefits), leasing office space, paying travel expenses and marketing activities, paying vendors for hardware, other services and supplies and purchasing property and equipment. We continue to be debt free.

We determine liquidity by combining cash and cash equivalents and short-term investments as shown in the table below. Our total liquidity position as of December 31, 2007 improved compared to our position at December 31, 2006, primarily due to increases in net income (excluding the non-cash tax benefit of $8.1 million recorded in 2007 and $5.0 million recorded in 2006) and deferred services revenues which were partially offset by an increase in accounts receivable balances. Based on our recent performance and current expectations, we believe that our current liquidity position, when combined with our anticipated cash flows from operations, will be sufficient to satisfy our working capital needs, capital expenditures, investment requirements, contractual obligations, commitments and other liquidity requirements associated with our operations over the next 12 months. If cash flows from operations are less than anticipated or we have additional cash needs (such as an unfavorable outcome in legal proceedings), our liquidity may not be sufficient to cover our needs. In this case, we may be forced to raise additional capital, either through the capital markets or debt financings. In doing so, we may not be able to receive favorable terms in raising this capital.

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
	December 31,
	2007	2006
	($ in thousands)
Cash and cash equivalents	$29,270	$13,531
Short-term investments	17,057	13,555
Total liquidity	$46,327	$27,086

Our operating activities resulted in net cash provided of $20.2 million, $10.6 million and $5.0 million in 2007, 2006 and 2005, respectively. The net inflows of cash were the result of increased net income and increased deferred services revenues offset in part by increases in accounts receivable and prepaid expenses. Depreciation was $2.7 million, $1.8 million and $2.1 million in 2007, 2006 and 2005, respectively. Stock-based compensation expense related to stock options was $3.1 million and $2.1 million in 2007 and 2006, respectively. Total deferred revenues increased in 2007, 2006 and 2005 primarily due to an increase in deferred services revenues as our customer base continues to expand.

The amount that we report as cash and cash equivalents or as short-term investments fluctuates depending on investing decisions in each period. Purchases of short-term investments are reported as a use of cash and the related receipt of proceeds upon maturity of the investment is reported as a source of cash. Our net purchases of available-for-sale investments in 2007, 2006 and 2005 were $3.1 million, $10.1 million and $3.6 million, respectively.

We purchased property and equipment with a cost of $4.1 million, $3.3 million and $2.0 million in 2007, 2006 and 2005, respectively. These purchases related mainly to computer hardware and leasehold improvements for our world headquarters and new regional headquarters offices. As staffing increases, as our property and equipment becomes obsolete and as our operations continue to increase, we anticipate that our purchases of property and equipment will continue to increase in future periods.

Net cash provided by financing activities was $3.8 million and $4.6 million in 2007 and 2006, respectively, and net cash used by financing activities was $2.4 million in 2005. The increase in cash provided in 2007 and 2006 was mainly due to proceeds of $3.5 million and $4.4 million from stock options that were exercised during the respective periods. The decrease in cash used in 2005 was primarily related to the repayment of $3.0 million on our previous line of credit as disclosed in Note 5 of Notes to Consolidated Financial Statements.

As set forth in the following Contractual Obligations table, we have operating lease obligations and purchase obligations that are not recorded in our consolidated financial statements. The operating lease obligations represent future payments on leases classified as operating leases and disclosed pursuant to SFAS No. 13, Accounting for Leases. These obligations include the amended operating lease of our world headquarters, and the leases of several other buildings for our offices in the United States as well as eight other countries and equipment leases.  See Note 7 of Notes to Consolidated Financial Statements for further discussion on our lease commitments.

In addition, we have signed obligations securing accommodations and related expenses for a future sales incentive trip, global user forum and partner conferences as well as several other commitments, which are included in our purchase obligations. Finally, other obligations include amounts regarding our tax liabilities and uncertain tax positions related to Financial Accounting Standards Board ( “FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. See Note 10 of Notes to Consolidated Financial Statements for further discussion on our uncertain tax positions. The amounts set forth in the following table are as of December 31, 2007 (in thousands).

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Operating lease obligations	$45,552	$4,155	$9,282	$9,245	$22,870
Purchase obligations	8,355	4,523	3,832	--	--
Other obligations reflected on the consolidated balance sheet under GAAP	328	93	--	235	--
Total	$54,235	$8,771	$13,114	$9,480	$22,870

In addition to the amounts set forth in the table above, we have contractual obligations with certain third party technology companies to pay royalties to them based upon future licensing of their products and patented technologies.  We cannot estimate what these future amounts will be; however, we expect them to increase as our revenues continue to grow.

Off-Balance Sheet Arrangements

Except as set forth above in the Contractual Obligations table, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future impact on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources as of December 31, 2007.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We develop software application products in the United States and license our products worldwide. As a result, our financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in certain markets. We transact business in certain foreign currencies including the British pound and the Euro. However, as  a majority of  the orders we receive are denominated in United States dollars, a strengthening of the dollar could make our products more expensive and less competitive in foreign markets. We have not historically used foreign currency options or forward contracts to hedge our currency exposures because of variability in the timing of cash flows associated with our larger contracts.  We did not have any such hedge instruments in place at December 31, 2007. Rather, we attempt to mitigate our foreign currency risk by generally transacting business and paying salaries in the functional currency of each of the major countries in which we do business, thus creating natural hedges. Additionally, as our business matures in foreign markets, we may offer our products and services in certain other local currencies. As a result, foreign currency fluctuations would have a greater impact on our company and may have an adverse effect on our results of operations. Historically, our gains or losses on foreign currency exchange translations have been immaterial to our consolidated financial statements.  For the year ended December 31, 2007, approximately 9% of our revenues and 16% of our expenses were denominated in a foreign currency, resulting in a loss of less than $50,000 from foreign currency exchange transactions.

We invest cash balances in excess of operating requirements in short-term securities that generally have maturities of one year or less. The carrying value of these securities approximates market value, and there is no long-term interest rate risk associated with these investments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Interactive Intelligence, Inc.:

We have audited the accompanying consolidated balance sheets of Interactive Intelligence, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007.  In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement Schedule II-Valuation and Qualifying Accounts.  We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interactive Intelligence, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  Also, in our opinion, Interactive Intelligence, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 10 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.  As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment and Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.

/s/ KPMG LLP

Indianapolis, Indiana
March 17, 2008

 Interactive Intelligence, Inc.
Consolidated Balance Sheets
 As of December 31, 2007 and 2006
(in thousands, except share and per share amounts)
	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$29,270	$13,531
Short-term investments	17,057	13,555
Accounts receivable, net of allowance for doubtful accounts of $1,076 in 2007 and $596 in 2006	27,527	21,370
Deferred tax assets, net	5,833	1,314
Prepaid expenses	6,083	5,358
Other current assets	1,414	1,818
Total current assets	87,184	56,946
Property and equipment, net	6,932	5,469
Deferred tax assets, net	7,520	3,686
Other assets, net	1,802	674
Total assets	$103,438	$66,775

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$9,594	$7,885
Accrued compensation and related expenses	4,381	3,825
Deferred product revenues	6,843	5,910
Deferred services revenues	34,001	24,877
Total current liabilities	54,819	42,497

Commitments and contingencies	--	--

Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	--	--
Common stock, $0.01 par value; 100,000,000 shares authorized; 17,901,084 issued and outstanding at December 31, 2007, 17,139,804 issued and outstanding at December 31, 2006	179	171
Additional paid-in capital	79,405	72,528
Accumulated deficit	(30,965)	(48,421)
Total shareholders’ equity	48,619	24,278
Total liabilities and shareholders’ equity	$103,438	$66,775

See Accompanying Notes to Consolidated Financial Statements

Interactive Intelligence, Inc.
Consolidated Statements of Income
 For the Years Ended December 31, 2007, 2006 and 2005
(in thousands, except per share amounts)

	Years Ended December 31,
	2007	2006	2005
Revenues:
Product	$57,673	$43,021	$33,296
Services	52,228	40,023	29,641
Total revenues	109,901	83,044	62,937
Cost of revenues:
Product	14,159	9,318	4,661
Services	21,094	14,676	10,902
Total cost of revenues	35,253	23,994	15,563
Gross profit	74,648	59,050	47,374
Operating expenses:
Sales and marketing	36,368	29,503	24,272
Research and development	17,040	13,578	12,383
General and administrative	13,246	10,992	8,327
Total operating expenses	66,654	54,073	44,982
Operating income	7,994	4,977	2,392
Other income (expense):
Interest income, net	1,721	694	269
Other expense, net	(96)	(94)	(288)
Total other income (expense)	1,625	600	(19)
Income before income taxes	9,619	5,577	2,373
Income tax benefit (expense)	7,837	4,671	(265)
Net income	$17,456	$10,248	$2,108

Net income per share:
Basic	$1.00	$0.62	$0.13
Diluted	0.91	0.56	0.13

Shares used to compute net income per share:
Basic	17,481	16,553	16,020
Diluted	19,251	18,383	16,754

See Accompanying Notes to Consolidated Financial Statements

Interactive Intelligence, Inc.
Consolidated Statements of Shareholders’ Equity
 For the Years Ended December 31, 2007, 2006 and 2005
(in thousands)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Capital	Capital	Deficit	Total

Balances, January 1, 2005	15,927	$159	$65,179	$(60,302)	$5,036

Issuances of common stock	58	--	211	--	211
Exercise of stock options	136	2	356	--	358
Amortization of deferred stock-based compensation	--	--	80	--	80
Comprehensive income - net income	--	--	--	2,108	2,108

Balances, December 31, 2005	16,121	161	65,826	(58,194)	7,793

Cumulative effect of adjustments from the adoption of SAB No. 108	--	--	--	(475)	(475)
Adjusted balances as of January 1, 2006	16,121	161	65,826	(58,669)	7,318

Issuances of common stock	24	--	177	--	177
Exercise of stock options	994	10	4,369	--	4,379
Stock-based compensation expense related to stock options	--	--	2,156	--	2,156
Comprehensive income - net income	--	--	--	10,248	10,248

Balances, December 31, 2006	17,139	171	72,528	(48,421)	24,278

Issuances of common stock	12	--	215	--	215
Exercise of stock options	750	8	3,536	--	3,544
Stock-based compensation expense related to stock options	--	--	3,126	--	3,126
Comprehensive income - net income	--	--	--	17,456	17,456

Balances, December 31, 2007	17,901	$179	$79,405	$(30,965)	$48,619

See Accompanying Notes to Consolidated Financial Statements

Interactive Intelligence, Inc.
Consolidated Statements of Cash Flows
 For the Years Ended December 31, 2007, 2006 and 2005
(in thousands)

	Years Ended December 31,
	2007	2006	2005
Operating activities:
Net income	$17,456	$10,248	$2,108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,659	1,839	2,060
Accretion of investment income	(447)	(119)	--
Stock-based compensation expense related to stock options	3,126	2,156	80
Deferred income taxes	(8,353)	(5,000)	--
Loss on disposal of property and equipment	--	4	--
Changes in operating assets and liabilities:
Accounts receivable	(6,157)	(6,443)	(4,676)
Prepaid expenses	(725)	(2,298)	(820)
Other current assets	404	(1,029)	47
Other assets	(82)	(71)	15
Accounts payable and accrued liabilities	1,709	1,209	782
Accrued compensation and related expenses	556	1,323	706
Deferred product revenues	933	715	711
Deferred services revenues	9,075	8,049	3,944
Net cash provided by operating activities	20,154	10,583	4,957

Investing activities:
Purchases of available-for-sale investments	(24,670)	(16,849)	(3,576)
Sales of available-for-sale investments	21,615	6,989	--
Purchases of property and equipment	(4,086)	(3,299)	(2,002)
Acquisition of professional services division	(1,033)	--	--
Net cash used in investing activities	(8,174)	(13,159)	(5,578)

Financing activities:
Net repayments under line of credit	--	--	(3,000)
Proceeds from stock options exercised	3,544	4,379	358
Proceeds from issuance of common stock	215	177	211
Net cash provided by (used in) financing activities	3,759	4,556	(2,431)

Net increase (decrease) in cash and cash equivalents	15,739	1,980	(3,052)

Cash and cash equivalents, beginning of year	13,531	11,551	14,603

Cash and cash equivalents, end of year	$29,270	$13,531	$11,551

Cash paid for interest	$8	$49	$13
Cash paid for taxes	154	386	254

See Accompanying Notes to Consolidated Financial Statements

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

1.	THE COMPANY

Interactive Intelligence, Inc. (the “Company”) is a leading provider of software applications for contact centers and is leveraging that leadership position to provide mission critical voice over Internet protocol (“VoIP”) applications to enterprises. The Company’s products are installed by customers in a wide range of industries including, but not limited to, financial institutions, higher education, healthcare, retail, technology, government and business services.  The Company participates in three distinct markets, all of whose needs are increasing for VoIP-based systems:

•	Contact Centers

•	Enterprise IP Telephony

•	Enterprise Messaging

The Company commenced principal operations in 1994 and revenues were first recognized in 1997. Since then, the Company has established wholly-owned subsidiaries in Australia, France, the Netherlands, Germany and the United Kingdom. The Company’s world headquarters are located in Indianapolis, Indiana with regional offices throughout the United States and eight other countries. The Company markets its software applications in the Americas, Europe, the Middle East and Africa (“EMEA”), and Asia/Pacific.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Despite management’s best effort to establish good faith estimates and assumptions, actual results could differ from these estimates.

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

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements (continued)

Services Revenues

Services revenues are primarily recognized for renewal fees and support related to annually renewable license agreements and support fees for perpetual license agreements. For annually renewable agreements, the allocation of the initial order between product revenues and services revenues is based on an average renewal rate for the Company’s time based contracts. The Company applies the allocation of product revenues and services revenues consistently to all annually renewable agreements. Under annually renewable license agreements, after the initial license period, the Company’s customers may renew their license agreement for an additional period, typically 12 months, by paying a renewal fee. The revenue from annual renewal fees is classified under services revenue and the revenue is recognized ratably over the contract period. Under perpetual license agreements, the Company recognizes annual support fees as services revenues ratably over the post-contract support period, which is typically 12 months.

The Company also generates revenues from other services that it provides to its customers and partners. These additional revenues include fees for professional services and educational services. Revenues from professional services, which include implementing the Company’s products for a customer or partner, and educational services, which consist of training courses for customers and partners, are recognized as the related services are performed.

Accounts Receivable and Allowance for Doubtful Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company evaluates bad debt expense based on a percentage of revenue reported each period.  The Company then reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of its accounts receivable. In the analysis, the Company primarily considers the age of the customer’s or partner’s receivable and also considers the creditworthiness of the customer or partner, the economic conditions of the customer’s or partner’s industry, and general economic conditions, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of its future allowance for doubtful accounts.

If payment is not made timely, the Company will contact the customer or partner to try to obtain the payment. If this is not successful, the Company will institute other collection practices such as generating collection letters, involving sales personnel and ultimately terminating the customer’s or partner’s access to future upgrades, licenses and technical support. Once all collection efforts are exhausted, the receivable is written off against the allowance for doubtful accounts.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less from date of purchase to be cash equivalents. Cash and cash equivalents consist primarily of cash on deposit with financial institutions and high quality money market instruments.

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

Financial Instruments

The fair value of financial instruments, including cash and cash equivalents, short-term investments and accounts receivable, approximate their carrying values.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the related lease or the estimated useful life.

Impairment of Long-Lived Assets

In accordance with the Financial Accounting Standards Board (the “FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, certain of the Company’s assets, such as property and equipment and intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements (continued)

Goodwill and Other Intangible Assets

As a result of the Company’s April 2007 acquisition (discussed in further detail in Note 14) and in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company reviews its goodwill and intangible assets with indefinite lives for impairment at least annually. Identifiable intangible assets such as intellectual property trademarks and patents are amortized over a 10 to 15 year period using the straight-line method. SFAS 142 requires the Company to perform the goodwill impairment test annually or when a change in facts and circumstances indicates that the fair value of an asset may be below its carrying amount. The Company performed a goodwill impairment test during the fourth quarter of 2007, and as a result, no indication of impairment existed.

See Note 14 for further information on the Company’s goodwill and other intangible assets.

Advertising

The Company expenses all advertising costs as incurred. Advertising expense for 2007, 2006 and 2005 was $733,000, $387,000 and $195,000, respectively.

Research and Development

Research and development expenditures are generally expensed as incurred. SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant. Through December 31, 2007, all research and development costs have been expensed.

Stock-Based Compensation

Prior to January 1, 2006 and as permitted by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and its related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, the Company applied the intrinsic-value based method of accounting to account for its fixed-plan stock options. Under this method, the Company recorded compensation expense on the date of grant only if the current market price of the underlying common stock on that date exceeded the option exercise price. Subsequent to the Company’s adoption of APB 25, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure – an amendment of SFAS No. 123 (“SFAS 148”), which established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors under the Company’s stock option plans, based on fair values. The Company adopted SFAS 123R on January 1, 2006, which supersedes its previous accounting under APB 25. In addition, in March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment (“SAB 107”), relating to SFAS 123R. The Company has utilized SAB 107 in its adoption of SFAS 123R.

The Company adopted SFAS 123R using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. The Company’s consolidated financial statements for periods beginning after January 1, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statements prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123R.

Pro Forma Information under SFAS 123 for Periods Prior to 2006

Prior to the Company’s January 2006 adoption of SFAS 123R, the Company provided the disclosures required under SFAS 123, as amended by SFAS 148 and recognized compensation expense for certain non-employee stock options that were granted. The Company did not recognize stock-based compensation expense in its Consolidated Statements of Operations for periods prior to the adoption of SFAS 123R as options granted generally had an exercise price equal to the market value of the underlying common stock on the date of the grant.

Pro forma information regarding option grants made to the Company’s employees and directors during the year ended December 31, 2005 was as follows (in thousands except per share amounts):
Year Ended December 31,
2005
Net income, as reported	$2,108
Add: Stock-based compensation expense included in reported net income, net of related tax effects	80
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,859)
Pro forma net loss	$(671)

Net income (loss) per share:
Basic and diluted– as reported	$0.13
Basic and diluted – pro forma	(0.04)

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements (continued)

With the adoption of SFAS 123R, the Company continues to use the Black-Scholes option-pricing model as its method of valuation for share-based payment awards. The Company’s determination of fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and an expected risk-free rate of return. If factors change and the Company uses different assumptions for estimating stock-based compensation expense in future periods, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Stock-based compensation expense for employee and director stock options recognized under SFAS 123R for the years ended December 31, 2007 and 2006 was $3.1 million and $2.1 million, respectively. See Note 6 for further information on the Company’s stock-based compensation.

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

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which temporary differences such as loss carryforwards and tax credits become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment and ensuring that the deferred tax asset valuation allowance is adjusted as appropriate.

As of December 31, 2007, the Company had $45.5 million of tax net operating loss carryforwards and $1.6 million in tax credit carryforwards. During the years ended December 31, 2007 and 2006, the Company recorded a tax benefit of $8.1 million and $5.0 million, respectively, to reduce the valuation allowance for the deferred tax assets. There was no valuation allowance at December 31, 2007. Management will continue to evaluate the recorded deferred tax assets in accordance with the requirements of SFAS 109. See Note 10 for further information on the Company’s income taxes.

Net Income per Share

Basic net income per share is calculated based on the weighted-average number of outstanding common shares in accordance with SFAS No. 128, Earnings per Share. Diluted net income per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares. When the Company reports net income, the calculation of diluted net income per share excludes shares underlying outstanding stock options that are anti-dilutive. Potential common shares are common stock issuable upon the exercise of stock options (in thousands, except per share amounts).

	Years Ended December 31,
	2007	2006	2005
Net income, as reported (A)	$17,456	$10,248	$2,108

Weighted-average outstanding shares of common stock (B)	17,481	16,553	16,020
Dilutive effect of stock options	1,770	1,830	733
Common stock and common stock equivalents (C)	19,251	18,383	16,754

Net income per share:
Basic (A/B)	$1.00	$0.62	$0.13
Diluted (A/C)	0.91	0.56	0.13

Anti-dilutive shares not included in the diluted per share calculation for 2007, 2006 and 2005 were 616,000, 301,000 and 1.9 million, respectively.

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income (loss). The only item of other comprehensive income (loss)that the Company currently reports are unrealized gains (losses) on marketable securities. For the years ended December 31, 2007, 2006 and 2005, unrealized gains (losses) were immaterial.

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements (continued)
Legal Proceedings

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Reclassifications and Adjustments

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

As of December 31, 2006, the Company assessed the impact of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108").  As a result, the accumulated deficit balance includes a January 1, 2006 SAB 108 transition adjustment of $475,000 associated with the cumulative effect of a net understatement of prior periods' accrued commissions and prepaid expenses deemed immational to those prior periods.  The error related mainly to fiscal years ended December 31, 2005 and 2004 and periods prior to 2003 and resulted from both the use of incomplete information and the use of average commission rates to calculate the year end accrued commission balances.  The Company deemed these prior period adjustments immaterial and therefore recorded the net cumulative effect of a SAB 108 transition adjustment.

b
As these reclassifications occurred between line items on the consolidated statement of income for the respective periods, they have had no impact on operating income, net income or earnings per share as previously reported.

3.	INVESTMENTS

The Company’s short-term investments all mature in less than one year and are considered available for sale. In 2007 and 2006, the Company purchased short-term investments for $24.7 million and $16.8 million, respectively. As of December 31, 2007 and 2006, $17.1 million and $13.6 million in short term investments were outstanding, respectively, which were recorded at their fair values. The Company does not invest in subprime assets.

Gross realized gains and gross realized losses included in interest income, net totaled less than $10,000 in each of 2007, 2006 and 2005.

Interest income was $1.7 million, $744,000 and $283,000 in 2007, 2006 and 2005, respectively.

4.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows as of December 31, 2007 and 2006 (in thousands):

	2007	2006
Computer equipment	$13,747	$19,399
Leasehold improvements	4,529	3,442
Furniture and fixtures	3,080	2,525
Software	1,327	3,743
Office equipment	644	563
Trade show equipment and other	464	338
Total	23,791	30,010
Less accumulated depreciation	(16,859)	(24,541)
Net property and equipment	$6,932	$5,469

Property and equipment is depreciated over useful lives of 3 to 5 years, except for leasehold improvements, which are depreciated over the lesser of the term of the related lease or the estimated useful life, and vary from 5 to 15 years. During the year ended December 31, 2007, the Company reduced assets and accumulated depreciation by $10.3 million for fully depreciated computer and software equipment that was seven years old or older and was no longer in use.

5.	BANK LINE OF CREDIT

During 2007 and 2006, the Company had a line of credit, secured by cash and cash equivalents, with a bank that provided a maximum amount of $3.0 million with interest to be charged at the bank’s prime rate. Principal on the note was due on demand and interest was to be remitted monthly. The Company did not make any borrowings under this line of credit during 2007 and 2006, and there were no amounts outstanding on the line of credit as of December 31, 2006. This line of credit expired on October 31, 2007 and was not renewed by the Company.

On November 2, 2005, the Company terminated its previous line of credit, secured by cash and cash equivalents, with another bank that also provided a maximum amount of $3.0 million with interest charged at the other bank’s prime rate. The Company paid $13,000 of interest in 2005, principally related to this previous line of credit.

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements (continued)

6.	STOCK-BASED COMPENSATION

Stock Option Plans

The Company’s Stock Option Plans, adopted in 1995, 1999 and 2006, authorize the Board of Directors or the Compensation Committee, as applicable, to grant incentive and nonqualified stock options, and, in the case of the 2006 Equity Incentive Plan (the “2006 Plan”), stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards. After adoption of the 2006 Plan by the Company’s shareholders in May 2006, the Company may no longer make any grants under previous plans, but any shares subject to awards under the 1999 Stock Option and Incentive Plan and the Outside Directors Stock Option Plan (collectively, the “1999 Plans”) that are cancelled are added to shares available under the 2006 Plan. A maximum of 4,950,933 shares are available for delivery under the 2006 Plan, which consists of (i) 1,250,000 shares, plus (ii) 320,000 shares available for issuance under the 1999 Plans, but not underlying any outstanding stock options or other awards under the 1999 Plans, plus (iii) up to 3,380,933 shares subject to outstanding stock options or other awards under the 1999 Plans that expire, are forfeited or otherwise terminate unexercised on or after May 18, 2006. The number of shares available under the 2006 Plan is subject to adjustment for certain changes in the Company’s capital structure. The exercise price of options granted under the 2006 Plan is equal to the closing price of the Company’s common stock, as reported by The NASDAQ Global Market, on the business day immediately preceding the date of grant.

Prior to 2007 the Company issued two types of stock options: (1) performance-based stock options that were granted after a performance period had expired and the performance targets had been achieved and (2) non-performance-based stock options that were subject to time-based vesting. Beginning in 2007, stock option grants are now categorized into two groups: (1) non-executive officer and director grants and (2) executive officer grants.

Stock options granted to non-executive officers and directors are subject only to time-based vesting.  The fair value of these option grants is determined on the date of grant and the related compensation expense is recognized for the entire award on a straight-line basis over the vesting period.

Prior to 2007, performance-based stock options were granted to executive officers based on historical performance after the Company’s quarterly and/or annual results were known and approved by the Company’s Audit Committee, and generally vested in equal annual installments over four years from the first anniversary of the date of grant. Beginning in 2007, performance-based stock options are now typically granted to executive officers during the first quarter of the year with the grants subject to cancellation if specified performance targets as approved by the Company’s Compensation Committee, are not achieved.  If the applicable performance targets have been achieved, the options will vest in four equal annual installments beginning one year after the performance-related year has ended.

The fair value of the executive officer option grants is determined on the date of grant and the related compensation expense is recognized over the requisite service period, including the initial period for which the specified performance targets must be met.  The valuation assumptions used for executive officer grants are similar to grants made to non-executive and director grants, although measured for each vesting tranche of the awards for the executive officer grants, as described below.

Valuation Assumptions

The Company estimated the fair value of stock options using the Black-Scholes valuation model. The fair value of each option grant is estimated on the date of grant and is amortized on a straight-line basis over the vesting period. The weighted-average estimated per option value of options granted to employees and directors under the stock option plans during the year ended December 31, 2007 and 2006 was $9.56 and $4.31, respectively, using the following assumptions:

	Years Ended December 31,
Valuation assumptions for non-executive officer and director options:	2007	2006	2005
Dividend yield	--%	--%	--%
Expected volatility	62.26%	66.40%	76.60%
Risk-free interest rate	3.37%	4.55%	4.13%
Expected life of option (in years)	4.25 years	4.25 years	4.25 years

	Years Ended December 31,
Valuation assumptions for executive officer options:	2007	2006	2005
Dividend yield	--%	N/A	N/A
Expected volatility	67.27%	N/A	N/A
Risk-free interest rate	4.48%	N/A	N/A
Expected life of option (in years)	4.75 years	N/A	N/A

Expected Dividend: The Black-Scholes valuation model calls for a single expected dividend yield as an input. The Company has never declared or paid cash dividends on its common stock and does not expect to declare or pay any cash dividends in the foreseeable future.

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

Expected Term: The Company’s expected term represents the period that the Company’s stock options are expected to be outstanding and was determined using the simplified method described in SAB 107. SAB 107 permitted the use of the simplified method for options granted through December 31, 2007.

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements (continued)

In December 2007, the SEC released SAB 110, an amendment of SAB 107, which extended the permissibility of the simplified method for options granted after December 31, 2007. SAB 110 is effective for the fiscal year beginning January 1, 2008. The Company is currently evaluating the impact, if any, of the adoption of SAB 110.

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

If an incentive stock option is granted to an employee who, at the time the option is granted, owns stock representing more than 10% percent of the voting power of all classes of stock of the Company, the exercise price of the option may not be less than 110% of the market value per share on the date the option is granted and the term of the option shall be not more than five years from the date of grant.

The plans may be terminated by the Company’s Board of Directors at any time.

Expense Information under SFAS 123R

Under the modified prospective transition method described in SFAS 123R, the consolidated financial statements prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123R. The following table summarizes the allocation of stock-based compensation expense related to employee and director stock options under SFAS 123R for the years ended December 31, 2007 and 2006 (in thousands, except per share amounts):

	Years Ended December 31,
	2007	2006
Stock-based compensation expense by category:
Cost of services	$247	$157
Sales and marketing	1,305	1,023
Research and development	565	263
General and administrative	1,009	704
Total stock-based compensation expense	$3,126	$2,147

Effect of stock-based compensation expense on net income per share:
Basic	$(0.18)	$(0.13)
Diluted	(0.16)	(0.12)

During the year ended December 31, 2007, the Company granted stock options for 665,550 shares of common stock, with an estimated total grant-date fair value of approximately $6.4 million, compared to 638,263 shares of common stock granted during 2006 with an estimated total grant-date fair value of approximately $2.8 million. As required by SFAS 123R, management has made an estimate of expected forfeitures and is recognizing compensation costs only for those stock awards expected to vest. The Company estimated that the total stock-based compensation for the awards not expected to vest was $769,000, with such amounts deducted to arrive at the fair value of $5.6 million for the year ended December 31, 2007.

Stock Option Activity

The following table sets forth a summary of option activity for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007		2006		2005
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price

Balances, beginning of year	3,422,741	$6.12	3,853,688	$5.44	3,782,522	$5.54
Options granted	665,550	17.64	638,263	7.57	550,018	4.74
Options exercised	(748,856)	4.72	(994,978)	4.40	(136,414)	3.85
Options cancelled	(106,952)	6.47	(74,232)	5.94	(342,438)	6.74
Options outstanding, end of year	3,232,483	$8.71	3,422,741	$6.12	3,853,688	$5.44
Option price range at end of year	$2.51 - $50.50		$0.13 - $50.50		$0.13 - $50.50
Weighted-average fair value of options granted during the year	$9.56		$4.31		$3.22
Options exercisable at end of year	1,774,957	$6.63	1,998,427	$6.26	2,423,768	$5.82
Options available for grant at end of year	771,409		1,330,007		684,850

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements (continued)

The following table sets forth information regarding the Company’s stock options outstanding and exercisable at December 31, 2007:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$2.51 – $ 4.44	754,116	4.24 years	$3.54	587,895	$3.35
$4.50 – $ 5.18	491,443	4.09 years	5.05	184,507	4.94
$5.19 – $ 5.83	314,932	5.72 years	5.59	230,742	5.61
$5.84 – $ 6.00	468,381	5.18 years	5.92	413,945	5.93
$6.01 – $ 9.26	305,453	4.19 years	8.55	144,941	8.26
$9.33 – $ 13.45	124,135	3.01 years	11.38	90,202	11.20
$13.50 – $ 17.29	426,183	5.39 years	15.84	38,510	14.89
$17.92 – $ 50.50	347,840	4.61 years	22.12	84,215	28.03
Total shares/average price	3,232,483		$8.71	1,774,957	$6.63

The total intrinsic value of options exercised during the year ended December 31, 2007 was $13.1 million. The aggregate intrinsic value of options outstanding as of December 31, 2007 was $57.3 million and the aggregate intrinsic value of options currently exercisable as of December 31, 2007 was $35.3 million. The aggregate intrinsic value represents the total intrinsic value, based on the Company’s closing stock price per share of $26.35 as of December 31, 2007, which would have been realized by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2007 was 1.7 million with a weighted average exercise price of $6.10.

As of December 31, 2007, there was $6.8 million of total unrecognized compensation cost related to non-vested stock options. These costs are expected to be recognized over the weighted average remaining vesting period of 2.2 years.

The Company recognized stock-based compensation expense of $9,000 and $80,000 in 2006 and 2005, respectively, for the amortization of stock options granted to non-employees and the amortization of stock options granted to employees with an intrinsic value on the date of issuance.

2000 Employee Stock Purchase Plan

In May 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “2000 Purchase Plan”). A total of 500,000 shares of common stock were reserved for issuance under the 2000 Purchase Plan. On May 19, 2005, the shareholders of the Company approved an amendment to the 2000 Purchase Plan that increased the number of shares of common stock available for purchase and issuance to 750,000.  The 2000 Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 20% of their total compensation up to a maximum of $1,000 per pay period. The price at which the Company’s common stock may be purchased is 95% of the fair market value of the Company’s closing common stock price, as reported on The NASDAQ Global Market, on the last business day of the quarter. The actual purchase date is generally on the first business day of the next calendar quarter. An employee may set aside up to $25,000 to purchase shares annually. The initial offering period commenced on April 1, 2000.  A total of 12,027 shares, 24,283 shares and 57,732 shares were purchased and issued during 2007, 2006 and 2005, respectively, under the 2000 Purchase Plan at an average price of $19.32, $12.40 and $4.46, respectively. As of December 31, 2007, there were 222,178 shares available for purchase and issuance under the 2000 Purchase Plan.

The 2000 Purchase Plan was modified, as of January 1, 2006, to ensure that it was considered non-compensatory under SFAS 123R. As a result, the Company has not recognized any stock-based compensation expense related to its 2000 Purchase Plan.

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements (continued)

7.	LEASE COMMITMENTS

The Company leases its world headquarters building under an operating lease agreement (“world headquarters lease”), which expires on March 31, 2018 (the “lease expiration date”). The 120,000 square foot building is located in Indianapolis, Indiana. In addition, on June 19, 2007, the Company entered into an amendment of its world headquarters lease  under which the current leased space is to be expanded in three installments through March 2009 totaling approximately 79,000 square feet in an office building that is adjacent to the Company’s world headquarters. Rent payments for the expanded space are expected to commence in March 2008. In consideration for entering into the amendment, the landlord agreed to pay the Company a discretionary allowance of $450,000. The allowance, which the Company intends to use for certain costs associated with its world headquarters building and/or the additional space, as defined in the amendment, will be recognized as a reduction of rent expense over the term of the world headquarters lease.

The Company also has several office leases throughout the United States and in eight other countries. The Company rents office space for sales, services, development and international offices under month-to-month leases and leases with terms generally less than one year.  In accordance with SFAS No. 13, Accounting for Leases, rental expense is recognized ratably over the lease period, including those leases containing escalation clauses.  Rent expense, net was $3.8 million, $3.1 million and $3.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.  Minimum future lease payments under the Company’s operating leases as of December 31, 2007 are summarized as follows (in thousands):

2008	$4,155
2009	4,693
2010	4,589
2011	4,704
2012	4,541
Thereafter	22,870
Total minimum lease payments	$45,552

As of December 31, 2007, the Company had sublet a portion of its world headquarters office space.  The sublease agreement expired without renewal on February 29, 2008. The Company received sublease payments of $198,000, $184,000 and $117,000 during 2007, 2006 and 2005, respectively.

8.	CONCENTRATION OF CREDIT RISK

No customer or partner accounted for 10% or more of the Company’s revenues or accounts receivable in 2007, 2006 and 2005. The Company’s top five partners collectively represented 25% and 27% of the Company’s accounts receivable balance at December 31, 2007 and 2006, respectively. The Company evaluates the credit worthiness of its customers and partners on a periodic basis. The Company generally does not require collateral.

9.	RETIREMENT SAVINGS PLAN

The Company maintains a 401(k) retirement savings plan (the “Plan”) to provide retirement benefits for substantially all of its North American employees. Participants in the Plan may elect to contribute up to 50% of their pre-tax annual compensation to the Plan, limited to the maximum amount allowed by the Internal Revenue Code, as amended. The Company, at its discretion, may also make annual contributions to the Plan. Prior to December 31, 2007, the Company made no contributions to the Plan.

Effective January 1, 2007, the Plan Administrator approved a restated Plan Document (the “New Plan Document”), which included amendments to the Plan since January 1, 2003, including new benefits added to the Plan such as a Company matching contribution potential and a Roth 401(k) option.

In December 2006, the Company announced to its employees that subject to the Company achieving a specified financial performance target, the Company would make an annual Company matching contribution to eligible participants, up to 25% of the first 4% of the participants’ pre-tax compensation contributed to the Plan.  The Company met the annual performance target during 2007, and each eligible participant received the applicable Company matching contribution.  The total amount of the Company’s matching contribution for the year ended December 31, 2007 was $312,000. For an eligible participant who has worked for the Company for less than four years at the time of the Company matching contribution, the contribution will vest in equal installments over four years based on the anniversary date of the participant’s employment. For an eligible participant who has worked for the Company for four or more years at the time of contribution, the contribution is 100% vested.

In 2008, subject to the Company achieving specified financial performance targets, the Company will make an annual Company matching contribution to eligible participants, up to 25% of the first 8% of the participants’ pre-tax compensation contributed to the Plan.

Although the Company has not expressed any intent to terminate the Plan, it has the option to do so at any time subject to the provisions of the Employee Retirement Income Security Act of 1974. Upon termination of the Plan, either full or partial, participants become fully vested in their entire account balances.

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements (continued)

10.	INCOME TAXES

The following table sets forth information regarding the United States and foreign components of income tax benefit (expense) (in thousands) for 2007, 2006 and 2005:

	Current	Deferred	Total
2007:
United States Federal	$(206)	$7,212	$7,006
State and local	(13)	1,141	1,128
Foreign jurisdiction	(297)	--	(297)
Total	$(516)	$8,353	$7,837

2006:
United States Federal	$(72)	$5,000	$4,928
State and local	(50)	--	(50)
Foreign jurisdiction	(207)	--	(207)
Total	$(329)	$5,000	$4,671

2005:
United States Federal	$(60)	$--	$(60)
State and local	(15)	--	(15)
Foreign jurisdiction	(190)	--	(190)
Total	$(265)	$--	$(265)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets at December 31, 2007 and 2006 are presented below (in thousands):

	2007	2006
Accounts receivable due to allowance for doubtful accounts	$431	$239
Accrued expenses	730	796
Deferred revenues	897	2,364
Stock-based compensation expense	508	170
Depreciation and amortization expense	282	301
Tax net operating loss carryforwards	8,954	12,522
Research tax and other credit carryovers	1,551	1,335
Total deferred tax assets	13,353	17,727
Valuation allowance	--	(12,727)
Net deferred tax assets	$13,353	$5,000

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences such as loss carryforwards and tax credits become deductible. Management considers the scheduled reversal of deferred tax liabilities, if any (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. The Company will need to generate future taxable income of approximately $33.5 million to realize the deferred tax assets prior to the expiration of the net operating loss carryforwards in 2027. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2007. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements (continued)

For federal and state net operating loss carryforwards purposes, there is an additional $23.1 million of deductions that were generated as a result of stock option exercises.  In accordance with SFAS 123R, these have not been recognized for financial reporting purposes because they have not yet reduced taxes payable.  The tax benefit of these deductions will be recorded as a credit to additional paid-in capital when realized.

The following table sets forth the items accounting for the difference between expected income tax expense compared to actual income tax benefit (expense) recorded in the Company’s consolidated financial statements (in thousands):

	Years Ended December 31,
	2007	2006	2005
Expected income tax expense at 35% tax rate	$(3,367)	$(1,952)	$(831)
State taxes, net of federal benefit	(552)	33	10
Stock-based compensation expense related to non-deductible stock options	(798)	(585)	--
Change in deferred tax asset valuation allowance	12,727	7,152	542
Other	(173)	23	14
Income tax benefit (expense)	$7,837	$4,671	$(265)

At December 31, 2007, the Company had net operating loss carryforwards for federal income tax purposes, including Company compensation deductions for tax purposes related to stock options of $45.5 million which are available to offset future federal taxable income, if any, through 2027. At December 31, 2007, the Company had net operating loss carryforwards for state income tax purposes of $42.8 million, which are available to offset future state taxable income through 2027. In addition, the Company had alternative minimum tax and federal and state research tax credit carryforwards of approximately $1.6 million at December 31, 2007, which are available to reduce future federal and state income taxes.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company has identified an uncertain tax position related to certain tax credits that the Company currently believes meets the “more likely than not” recognition threshold to be sustained upon examination. Prior to the fourth quarter of 2007, this uncertain tax position had not been recognized because the Company had a full valuation allowance established.  The balance of the unrecognized tax benefit was approximately $328,000 at December 31, 2007 and, if recognized, would impact the effective tax rate.

The Company and its subsidiaries file federal income tax returns and income tax returns in various states and foreign jurisdictions.  Tax years 2004 and forward remain open for examination for federal tax purposes and tax years 2003 and forward remain open for examination for the Company’s more significant state tax jurisdictions.  To the extent utilized in future years’ tax returns, net operating loss and capital loss carryforwards at December 31, 2007 will remain subject to examination until the respective tax year is closed.

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

Revenues derived from non-North American customers accounted for approximately 25%, 25% and 24% in 2007, 2006 and 2005, respectively, of the Company’s total revenues. The Company attributes its revenues to countries based on the country in which the customer or partner is located. The sales and licensing revenues in each individual non-North American country accounted for less than 10% of total revenues in 2007, 2006 and 2005. As of December 31, 2007, approximately 18% of the Company’s net property and equipment, which included computer and office equipment, furniture and fixtures and leasehold improvements, were located in foreign countries, of which two countries represented a concentration of more than 2%.

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements (continued)

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

In November 2002, the Company received a notification from the French government as a result of a tax audit that had been conducted encompassing the years 1998, 1999, 2000 and 2001. In December 2005, the Company received an additional notification from the French government as a result of an updated tax audit that they conducted. Both of these assessments claim various taxes are owed related to Value Added Tax (“VAT”) and corporation taxes in addition to what has previously been paid and accrued. In May 2007, the French court ruled against the Company on the first notification and declared the amounts due ($3.4 million for VAT and $346,000 for corporation taxes). Because the judgment from the French court was against Interactive Intelligence France S.A.R.L. (“SARL”), a wholly owned subsidiary of the Company, the Company does not believe that the French government can impose the liability on Interactive Intelligence, Inc. and SARL does not have any significant assets with which to pay.  In addition, the Company’s tax counsel and advisors contend that the case is without merit and the Company has two more appeal routes, which could take up to ten years to resolve.

As of December 31, 2007, the assessment related to VAT was approximately $6.3 million and the assessment related to corporation taxes was approximately $752,000.  As of December 31, 2007, the Company has recorded an accrual for an amount it deems probable of payment for the corporation tax assessment. No accrual has been made by the Company with respect to the VAT assessment.

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

Lease Commitments and Other Contingencies

See Note 7 for further information on the Company’s lease commitments.

The Company has received and may continue to receive certain payroll tax credits and real estate tax abatements that were granted to the Company based upon certain growth projections.  If the Company’s actual results are less than those projections, the Company may be subject to repayment of some or all of the payroll taxes or payment of additional real estate taxes in the case of the abatements.  The Company does not believe that it will be subject to payment of any money related to these taxes; however, the Company cannot provide assurance as to the outcome.

13.	RESTRUCTURING AND OTHER CHARGES

During 2007, 2006 and 2005, the Company did not incur any restructuring charges.

In February 2003, the Company announced its plan to downsize and reorganize resources in EMEA.  The French office was significantly affected, with most positions moved or eliminated.  The Company determined that the severance payments qualified as restructuring costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. These costs, along with related legal fees, were classified as restructuring expenses. The Company paid the settlement amount in the third quarter of 2006. Pursuant to the settlement agreements, the Company has no future obligations regarding this matter and there are no remaining claims with former employees in France.

A summary of the accrued restructuring charges, expensed amount, cash payments and the ending accrued restructuring charges for the years ended December 31, 2007, 2006 and 2005 is presented below (in thousands):

	Beginning Balance	Expense	Cash Payments	Ending Balance
2007	$--	$--	$--	$--
2006	$491	$--	$(491)	$--
2005	$491	$--	$--	$491

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements (continued)

14.	ACQUISITION

On April 17, 2007, the Company entered into an asset purchase agreement, dated as of the same date, with Alliance Systems Ltd. (“Alliance”), a master distributor of the Company that provides computer infrastructure such as server and storage solutions that supports wireless, VoIP, contact center, security, and video enterprise communications solutions. Pursuant to the asset purchase agreement, the Company acquired the professional services division of Alliance which was focused on licensing, implementing and supporting the Company’s contact center automation and enterprise IP telephony software solutions, for an aggregate purchase price of $1.1 million, less adjustment for certain costs and pro-rated customer receipts. A total of 13 professional services engineers and one sales representative joined the Company in connection with the acquisition. The Company funded the purchase price with cash available from operations.

The purchase price allocations for the Company’s acquisition of the professional services division of Alliance were based on estimated fair values in accordance with the provisions of SFAS No. 141, Business Combinations. The following table summarizes the fair value of the intangible and other assets acquired and liabilities assumed at the date of acquisition (in thousands):

Goodwill	$996
Customer relationships	50
Property and equipment	36
Total assets acquired	1,082
Deferred services revenue	(49)
Net assets acquired	$1,033

The premium paid over the fair value of the net assets acquired in the purchase, or goodwill, was primarily attributed to expected synergies from the Company’s acquisition of a professional services team having prior experience with the Company’s solutions and their implementation.

Goodwill

As a result of recording goodwill related to the Company’s acquisition discussed above, the Company performed a goodwill impairment test during the fourth quarter of 2007 in accordance with SFAS 142. The goodwill impairment test is a two-step test. For purposes of performing the impairment test, the Company has one reporting unit consistent with its one operating segment and all goodwill has been allocated to the one reporting unit. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the Company must perform step two of the impairment test (measurement). Under step two, an impairment charge is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the fair value of that goodwill.  Upon completion of the 2007 fourth quarter impairment test, no indication of impairment existed. The Company will perform the goodwill impairment test at least annually or as needed when a change in facts and circumstances indicate that the fair value of a reporting unit may be below its carrying amount.

15.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements– an amendment to ARB No. 51 (“SFAS 160”). SFAS 141R and SFAS 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both SFAS 141R and SFAS 160  are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS 141R will be applied to business combinations occurring after the effective date. SFAS 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The Company is currently evaluating the impact of adopting SFAS 141R and SFAS 160 on its results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 became effective for the year beginning January 1, 2008.  There was no material impact on the Company’s consolidated financial statements upon adoption of SFAS 159.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies to previous accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 becomes effective for the year beginning January 1, 2008. There is no material impact expected on the Company’s consolidated financial statements upon adoption of SFAS 157.

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation) (“EITF 06-03”). EITF 06-03 clarifies how a company discloses its recording of taxes collected that are imposed on revenue-producing activities. EITF 06-03 became effective for the first interim reporting period beginning after December 15, 2006, and thus the Company adopted this pronouncement beginning with its Quarterly Report on Form 10-Q for the three-month period ending March 31, 2007. Sales tax amounts collected from customers have been recorded on a net basis. The Company has determined that the adoption of EITF 06-03 did not have any material effect on its consolidated financial position or results of operations.

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements (continued)

16.	UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

 The following selected quarterly data should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations”. This information has been derived from unaudited consolidated financial statements of the Company that, in management’s opinion, reflect all recurring adjustments necessary to fairly present the Company’s financial information when read in conjunction with its consolidated financial statements and notes thereto. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period. As discussed in Note 2, certain reclassifications have been made to the prior year amounts to conform to the current period presentation (in thousands, except per share amounts):

	2007
	Quarter Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
Total revenues	$24,288	$27,135	$29,202	$29,276
Gross profit	17,050	18,490	19,437	19,671
Operating income	1,434	2,156	2,493	1,911
Net income	1,753	2,395	2,971	10,337

Net income per share:
Basic	$0.10	$0.14	$0.17	$0.58
Diluted	0.09	0.12	0.15	0.53

Shares used to compute net income per share:
Basic	17,247	17,401	17,461	17,757
Diluted	19,236	19,291	19,407	19,524

	2006
	Quarter Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
Total revenues	$17,930	$19,253	$21,997	$23,864
Gross profit	13,539	13,985	15,462	16,064
Operating income	999	996	1,669	1,313
Net income	1,012	962	6,718	1,556

Net income per share:
Basic	$0.06	$0.06	$0.40	$0.09
Diluted	0.06	0.05	0.36	0.08

Shares used to compute net income per share:
Basic	16,251	16,433	16,626	16,895
Diluted	17,178	18,070	18,545	19,130

During the fourth quarter of 2007, the Company identified an error that affected amounts previously reported on its Quarterly Reports on Form 10-Q for the first three 2007 quarterly periods.  During the first three 2007 quarterly periods, the Company deferred maintenance and support revenues based on an assumed 18 month maintenance and support period but in certain cases, the actual support period was less than the maximum period.  As a result, the Company under recognized product revenues in the amount of $95,000, $155,000 and $494,000 for the first, second and third quarter, respectively. Related commission expenses in these periods were also increased by $10,000, $17,000 and $55,000 for the first, second and third quarter, respectively.  This error did not have a material impact on results previously reported.  However, the Company has revised its reported 2007 quarterly results to reflect the adjustments in the appropriate quarterly period.

Interactive Intelligence, Inc.
Schedule II – Valuation and Qualifying Accounts
For the Years Ended December 31, 2007, 2006 and 2005

Description	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses, net	Charged to Other Accounts	Deductions (1)	Balance at End of Period
Allowance for Doubtful Accounts Receivable:
Years Ended December 31,
2007	$596,000	$480,000	$--	$--	$1,076,000
2006	652,000	186,000	--	242,000	596,000
2005	410,000	307,000	--	65,000	652,000

(1)	Uncollectible accounts written off, net of recoveries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007, pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b) Management’s Report on Internal Control over Financial Reporting

The management of Interactive Intelligence, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s  receipts and expenditures are being made only in accordance with authorizations of its management and directors; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s  assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s  management (with the participation and under the supervision of the Company’s principal executive and principal financial officers) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation and the criteria in Internal Control—Integrated Framework issued by COSO, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007. The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, as stated in their report dated March 17, 2008, which is included in Item 8 of Part II of this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

See Independent Registered Public Accounting Firm report in Item 8 of Part II.

ITEM 9B.	OTHER INFORMATION.

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item concerning our directors, nominees for director, executive officers, audit committee members and financial expert, code of ethics, disclosure of delinquent filers and shareholder director nomination procedures is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held on May 30, 2008, which will be filed with the SEC no later than 120 days after December 31, 2007.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item concerning remuneration of our executive officers and directors, material transactions involving such executive officers and directors and Compensation Committee interlocks, as well as the Compensation Committee Report and the Compensation Discussion and Analysis, are incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held on May 30, 2008, which will be filed with the SEC no later than 120 days after December 31, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item concerning the stock ownership of management, five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held on May 30, 2008, which will be filed with the SEC no later than 120 days after December 31, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item concerning certain relationships and related person transactions, and director independence is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held on May 30, 2008, which will be filed with the SECno later than 120 days after December 31, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item concerning the fees and services of our independent registered public accounting firm and our Audit Committee actions with respect thereto is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held on May 30, 2008, which will be filed with the SEC no later than 120 days after December 31, 2007.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1.	Financial Statements

The Consolidated Financial Statements are set forth under Item 8 of Part II of this Annual Report on Form 10-K.

2.	Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts is set forth under Item 8 of Part II of this Annual Report on Form 10-K.

All other schedules are omitted because they are either not required, not applicable, or the required information is otherwise shown in the Consolidated Financial Statements, the Notes thereto or Schedule II - Valuation and Quantifying Accounts.

3.	Exhibits

The following documents are filed as Exhibits to this Annual Report on Form 10-K or incorporated by reference herein and, pursuant to Rule 12b-32 of the General Rules and Regulations promulgated by the SEC under the Securities Exchange Act of 1934, as amended, reference is made to such documents as previously filed as exhibits with the SEC.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Restated Articles of Incorporation of the Company, as currently in effect	S-1 (Registration No. 333-79509)	3.1	5/28/1999

3.2	Amended By-Laws of the Company, as currently in effect	8-K	3.2	8/21/2007

10.1	*Restated 1995 Incentive Stock Option Plan, as currently in effect	S-1/A (Registration No. 333-79509)	10.1	7/23/1999

10.2	*1995 Nonstatutory Stock Option Incentive Plan	S-1 (Registration No. 333-79509)	10.2	5/28/1999

10.3	*Amended 1999 Stock Option and Incentive Plan, as currently in effect				X

10.4	*Amended Outside Directors Stock Option Plan, as currently in effect	DEF 14A	Appendix A	4/8/2004

10.5	*Form of Change of Control and Retention Agreement by and between the Company and each of Stephen R. Head, Joseph A. Staples, Pamela J. Hynes and Gary R. Blough	8-K	10.5	3/17/2006

10.6	Asset Purchase Agreement dated as of April 17, 2007 between the Company and Alliance Systems Ltd.	8-K	10.6	4/23/2007

10.8	Patent License Agreement, dated December 31, 2004, between the Company and AudioFAX IP LLC (confidential treatment has been granted for certain portions of this exhibit, and accordingly, those portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission)	10-K	10.8	3/28/2005

10.9	Revolving Note, dated November 2, 2005, between the Company and Fifth Third Bank (Central Indiana) ("Fifth Third"), Security and Pledge Agreement made by the Company in favor of Fifth Third, dated November 2, 2005 and Control Agreement between the Company and Fifth Third, dated November 2, 2005	10-K	10.9	3/29/2006

10.10	*Employment Agreement, Non-Disclosure and Non-Competition between the Company and Gary R. Blough, dated May 26, 2006	8-K	10.6	5/31/2006

10.11	*Employment Agreement between the Company and Stephen R. Head, dated November 3, 2003	10-K	10.11	3/25/2004

10.12	*Separation and Release Agreement between the Company and Jeremiah J. Fleming, dated March 7, 2007	8-K	10.17	3/9/2007

10.13	*(i) Employment Agreement between the Company and Pamela J. Hynes dated November 4, 1996 and the First Amendment to Employment Agreement between the Company and Pamela J. Hynes dated February 23, 2000	10-Q	10.13	5/12/2004

	*(ii) Letter of Assignment between the Company and Pamela J. Hynes, dated as of January 2, 2007	10-K	10.20	3/15/2007

10.14	*Stock Option Agreement between the Company and Donald E. Brown, M.D., dated September 22, 1998	S-1 (Registration No. 333-79509)	10.14	5/28/1999

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.16
(i) Office Lease, dated April 1, 2001, between the Company and Duke-Weeks Realty Limited Partnership (Exhibits thereto will be furnished supplementally to the Securities and Exchange Commission upon request)
					X

(ii) Lease Modification Agreement, dated September 19, 2001, between the Company and Duke-Weeks Realty Limited Partnership (Exhibits thereto will be furnished supplementally to the Securities and Exchange Commission upon request)
					X

	(iii) Third Lease Amendment, dated June 19, 2007, between the Company and Duke Realty Limited Partnership (formerly Duke-Weeks Realty Limited Partnership)	8-K	10	6/25/2007

(iv) Sublease Agreement, dated December 29, 2004, between the Company and ANGEL Learning, Inc. (formerly CyberLearning Labs, Inc.) (Exhibits thereto will be furnished supplementally to the Securities and Exchange Commission upon request)
		10-K	10.16 (III)	3/28/2005

(v) Amendment No. 1 to Sublease, dated January 30, 2006, between the Company and ANGEL Learning, Inc. (formerly CyberLearning Labs, Inc.) (Exhibits thereto will be furnished supplementally to the Securities and Exchange Commission upon request)
		10-K	10.16 (IV)	3/29/2006

10.18	Consolidated Subordinated Promissory Note made by the Company in favor of Donald E. Brown, M.D., dated May 1, 1999	S-1 (Registration No. 333-79509)	10.18	5/28/1999

10.21	*Form of Agreement for Incentive Stock Options under 1999 Stock Option and Incentive Plan				X

10.22	*Form of Agreement for Nonqualified Stock Options under 1999 Stock Option and Incentive Plan				X

10.23	Form of Indemnity Agreement between the Company and each of its directors and executive officers	S-1/A (Registration No. 333-79509)	10.23	7/14/1999

10.24	*Form of Agreement for Outside Directors Stock Option under Outside Directors Stock Option Plan	10-Q	10.24	11/15/2004

10.25	*Employment Agreement dated January 3, 2005 between the Company and Joseph A. Staples	8-K	10.25	1/6/2005

10.26	*Summary of Certain Director and Executive Officer Compensation				X

10.28	*Amended Interactive Intelligence, Inc. Employee Stock Purchase Plan, as currently in effect	8-K	10.28	1/5/2006

10.29	*Interactive Intelligence, Inc. 401(k) Savings Plan	S-8 (Registration No. 333-33772)	4.3	3/31/2000

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.34	*Interactive Intelligence, Inc. 2006 Equity Incentive Plan	8-K	10.34	5/23/2006

10.35	*Form of Incentive Stock Option Agreement under 2006 Equity Incentive Plan	8-K	10.35	2/22/2007

10.36	*Form of Nonqualified Stock Option Agreement under 2006 Equity Incentive Plan	8-K	10.36	2/22/2007

10.37	*Form of Non-Employee Director Stock Option Agreement under 2006 Equity Incentive Plan	10-Q	10.37	8/9/2007

10.38	*Form of Non-Employee Director Change of Control Agreement	10-Q	10.38	8/9/2007

21	Subsidiaries of the Company as of December 31, 2007				X

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm				X

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of the Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of the Chief Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

*	The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Interactive Intelligence, Inc.
(Registrant)

Date: March 17, 2008	By:	/s/ Stephen R. Head
Stephen R. Head
Chief Financial Officer, Vice President of Finance and Administration, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITY	DATE

/s/ Donald E. Brown, M.D.	Chairman of the Board of Directors,	March 17, 2008
Donald E. Brown, M.D.	President, Chief Executive Officer
(Principal Executive Officer)

/s/ Stephen R. Head	Chief Financial Officer,	March 17, 2008
Stephen R. Head	Vice President of Finance and Administration, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Edward L. Hamburg, Ph. D.	Director	March 17, 2008
Edward L. Hamburg, Ph. D.

/s/ Mark E. Hill	Director	March 17, 2008
Mark E. Hill

/s/ Samuel F. Hulbert, Ph.D.	Director	March 17, 2008
Samuel F. Hulbert, Ph.D.

/s/ Michael C. Heim	Director	March 17, 2008
Michael C. Heim

/s/ Richard A. Reck	Director	March 17, 2008
Richard A. Reck