Form 10-Q
period 2008-03-31
INTERACTIVE INTELLIGENCE INC
filed 2008-05-12
CIK 1083318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

____________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ❒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	❒	Accelerated filer	☑

Non-accelerated filer	❒ (Do not check if a smaller reporting company)	Smaller reporting company	❒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ❒    No ☑

As of April 30, 2008, there were 17,966,531 shares outstanding of the registrant’s common stock, $0.01 par value.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements.

Interactive Intelligence, Inc.
Condensed Consolidated Balance Sheets
As of March 31, 2008 and December 31, 2007
(In thousands, except share and per share amounts)

	March 31, 2008	December 31, 2007
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$36,972	$29,270
Short-term investments	12,465	17,057
Accounts receivable, net of allowance for doubtful accounts of $1,262 at March 31, 2008 and $1,076 at December 31, 2007	27,373	27,527
Deferred tax assets, net	5,833	5,833
Prepaid expenses	6,283	5,501
Other current assets	1,255	1,414
Total current assets	90,181	86,602
Property and equipment, net	9,197	6,932
Deferred tax assets, net	6,699	7,520
Other assets, net	2,352	2,384
Total assets	$108,429	$103,438

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$11,942	$9,594
Accrued compensation and related expenses	3,325	4,381
Deferred product revenues	6,959	6,843
Deferred services revenues	30,352	28,711
Total current liabilities	52,578	49,529
Noncurrent deferred services revenues	4,839	5,290
Total liabilities	57,417	54,819

Commitments and contingencies	--	--

Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	--	--
Common stock, $0.01 par value: 100,000,000 shares authorized; 17,953,516 issued and outstanding at March 31, 2008 and 17,901,084 issued and outstanding at December 31, 2007	180	179
Additional paid-in capital	80,680	79,405
Accumulated deficit	(29,848)	(30,965)
Total shareholders’ equity	51,012	48,619
Total liabilities and shareholders’ equity	$108,429	$103,438

See Accompanying Notes to Condensed Consolidated Financial Statements

- back to table of contents -

Interactive Intelligence, Inc.
Condensed Consolidated Statements of Income (unaudited)
For the Three Months Ended March 31, 2008 and 2007
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Revenues:
Product	$14,845	$12,356
Services	14,638	11,932
Total revenues	29,483	24,288
Cost of revenues:
Product	3,130	2,441
Services	5,897	4,797
Total cost of revenues	9,027	7,238
Gross profit	20,456	17,050
Operating expenses:
Sales and marketing	10,178	8,654
Research and development	4,965	3,897
General and administrative	3,827	3,065
Total operating expenses	18,970	15,616
Operating income	1,486	1,434
Other income (expense):
Interest income, net	459	472
Other income (expense), net	97	(56)
Total other income, net	556	416
Income before income taxes	2,042	1,850
Income tax expense	(925)	(97)
Net income	$1,117	$1,753

Net income per share:
Basic	$0.06	$0.10
Diluted	0.06	0.09

Shares used to compute net income per share:
Basic	17,940	17,247
Diluted	19,216	19,236

See Accompanying Notes to Condensed Consolidated Financial Statements

- back to table of contents -

Interactive Intelligence, Inc.
Condensed Consolidated Statement of Shareholders’ Equity (unaudited)
For the Three Months Ended March 31, 2008
(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, December 31, 2007	17,901	$179	$79,405	$(30,965)	$48,619

Issuances of common stock	2	--	62	--	62
Exercise of stock options	50	1	281	--	282
Stock-based compensation	--	--	932	--	932
Net income	--	--	--	1,117	1,117

Balances, March 31, 2008	17,953	$180	$80,680	$(29,848)	$51,012

See Accompanying Notes to Condensed Consolidated Financial Statements

- back to table of contents -

Interactive Intelligence, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
For the Three Months Ended March 31, 2008 and 2007
(In thousands)

	Three Months Ended March 31,
	2008	2007
Operating activities:
Net income	$1,117	$1,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	795	573
Accretion of investment income	(4)	(153)
Stock-based compensation expense related to stock options	932	668
Deferred income tax	821	--
Changes in operating assets and liabilities:
Accounts receivable	154	2,792
Prepaid expenses	(782)	(272)
Other current assets	159	(518)
Other assets	32	6
Accounts payable and accrued liabilities	1,871	102
Accrued compensation and related expenses	(1,056)	(933)
Deferred product revenues	116	(345)
Deferred services revenues	1,190	1,185
Net cash provided by operating activities	5,345	4,858

Investing activities:
Sales of available-for-sale investments	11,200	8,165
Purchases of available-for-sale investments	(6,604)	(3,454)
Purchases of property and equipment	(2,583)	(1,308)
Net cash provided by investing activities	2,013	3,403

Financing activities:
Proceeds from stock options exercised	282	674
Proceeds from issuance of common stock	62	50
Net cash provided by financing activities	344	724

Net increase in cash and cash equivalents	7,702	8,985
Cash and cash equivalents, beginning of period	29,270	13,531
Cash and cash equivalents, end of period	$36,972	$22,516

Cash paid during the period for:
Income taxes	$128	$27

Other non-cash item:
Purchases of property and equipment payable at end of period	$(477)	$--

See Accompanying Notes to Condensed Consolidated Financial Statements

- back to table of contents -

Interactive Intelligence, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2008 and 2007 (unaudited)

1.	FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Interactive Intelligence, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and with the instructions for Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, certain information and footnote disclosures normally included in the Company’s financial statements prepared in accordance with US GAAP have been condensed, or omitted, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).

The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, at the respective balance sheet dates, and the reported amounts of revenues and expenses during the respective reporting periods.  Despite management’s best effort to establish good faith estimates and assumptions, actual results could differ from these estimates. In management’s opinion, the Company’s accompanying condensed consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented.

The Company’s accompanying condensed consolidated balance sheet as of December 31, 2007 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements. As a result, these accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2007, included in the Company’s most recent Annual Report on Form 10-K as filed with the SEC on March 17, 2008. The Company’s results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

Reclassifications and Adjustments

Certain reclassifications and adjustments have been made to prior year amounts to conform to the current period presentation.

Effective March 31, 2008, in order to properly classify noncurrent deferred revenues from the current portion, the Company reclassified its noncurrent deferred revenues to a separate line item on the accompanying condensed consolidated balance sheets.  In addition, the related prepaid commissions associated with the Company’s noncurrent deferred revenues have also been appropriately reclassified from the current portion of prepaid expenses and included in noncurrent other assets, net. This reclassification did not have any impact on results previously reported.

During the fourth quarter of 2007, the Company identified an error that affected amounts previously reported on its Quarterly Reports on Form 10-Q for the first three 2007 quarterly periods.  During the first three 2007 quarterly periods, the Company deferred maintenance and support revenues based on an assumed 18 month maintenance and support period but in certain cases, the actual support period was less than the maximum period.  With respect to the three months ended March 31, 2007, the Company under-recognized product revenues in the amount of $95,000 and related commission expenses during the same period was also under-recognized by $10,000.  This error did not have a material impact on results previously reported.

Prior to July 1, 2007, costs related to certain commissions for the sale of services were included in cost of services. Beginning July 1, 2007, for all periods, these costs have been reclassified from cost of services to sales and marketing expenses.

- back to table of contents -

Interactive Intelligence, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

2.	SUMMARY OF CERTAIN ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

The Company’s interim critical accounting policies and estimates include the recognition of income taxes using an estimated annual effective tax rate.  For a complete summary of the Company’s other significant accounting policies and other critical accounting estimates, refer to Note 2 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

During the three months ended March 31, 2008, there were no material changes to the Company’s significant accounting policies or critical accounting estimates other than the recent accounting pronouncements discussed below.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements– an amendment to ARB No. 51 (“SFAS 160”). SFAS 141R and SFAS 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both SFAS 141R and SFAS 160 are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS 141R will be applied to business combinations occurring after the effective date. SFAS 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The Company does not expect that the adoption of SFAS 141R and SFAS 160 will have a material impact on its results of operations and financial position.

In December 2007, the SEC released Staff Accounting Bulletin (“SAB”) No. 110, Share-Based Payment (“SAB 110”), an amendment of SAB No. 107, which extended the permissibility of the simplified method for calculating expected terms for options granted after December 31, 2007. SAB 110 became effective for the Company beginning January 1, 2008. The Company has determined that due to a change in the life of its options from ten years to six years, it currently does not have sufficient historical data to support using a method to determine the expected term of options to be outstanding other than the simplified method.  The Company will continue to monitor its use of the simplified method quarterly to determine if it is appropriate.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 became effective for the Company beginning January 1, 2008.  Upon adoption of SFAS 159, there was no material impact on the Company’s condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies to previous accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 became effective for the Company beginning January 1, 2008. Upon adoption of SFAS 157, there was no material impact on the Company’s condensed consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2 (“FSP 157-2”), which delays the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company elected a partial deferral of SFAS No. 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment. See Note 3 for further information and related disclosures regarding the Company’s fair value measurements.

- back to table of contents -

Interactive Intelligence, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

3.	FAIR VALUE MEASUREMENTS

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes the following three levels of inputs that may be used to measure fair value:

●	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

●
Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s assets that are measured at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.  The types of instruments valued based on quoted market prices in active markets include most money market securities and equity investments.  Such instruments are generally classified within Level 1 of the fair value hierarchy.  The Company invests in money market funds that are traded daily and does not adjust the quoted price for such instruments.  The types of instruments valued based on quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include the Company’s corporate notes, commercial paper and asset-backed securities.  Such instruments are generally classified within Level 2 of the fair value hierarchy.  The Company uses consensus pricing, which is based on multiple pricing sources, to value its fixed income investments.

The following table sets forth a summary of the Company’s financial assets, classified as cash and cash equivalents and short-term investments on its condensed consolidated balance sheet, measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash & cash equivalents:
Money Market Funds	$6,049	$6,049	$--	$--

Short-term investments:
Corporate Notes	$4,846	$--	$4,846	$--
Commercial Paper	4,600	--	4,600	--
Asset-Backed Securities	3,019	--	3,019	--
Total	$12,465	$6,049	$12,465	$--

- back to table of contents -

Interactive Intelligence, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

4.	NET INCOME PER SHARE

Basic net income per share is calculated based on the weighted-average number of common shares outstanding in accordance with SFAS No. 128, Earnings per Share. Diluted net income per share is calculated based on the weighted-average number of common shares outstanding plus the effect of dilutive potential common shares. When the Company reports net income, the calculation of diluted net income per share excludes shares underlying stock options outstanding that would be anti-dilutive. Potential common shares are composed of shares of common stock issuable upon the exercise of stock options. The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share amounts):
	Three Months Ended March 31,
	2008	2007
Net income, as reported (A)	$1,117	$1,753

Weighted average shares of common stock outstanding (B)	17,940	17,247
Dilutive effect of employee stock options	1,276	1,989
Common stock and common stock equivalents (C)	19,216	19,236

Net income per share:
Basic (A/B)	$0.06	$0.10
Diluted (A/C)	0.06	0.09

The Company’s calculation of diluted net income per share for the three months ended March 31, 2008 and 2007 excludes stock options to purchase approximately 1.1 million and 412,000 shares of the Company’s common stock, respectively, as their effect would be anti-dilutive.

5.	STOCK-BASED COMPENSATION

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

The Company currently issues two types of stock options: (1) non-executive officer and director grants and (2) executive officer grants. Stock options granted to non-executive officers and directors are subject only to time-based vesting.  The fair value of these option grants is determined on the date of grant and the related compensation expense is recognized for the entire award on a straight-line basis over the vesting period.

Performance-based stock options are typically granted to executive officers during the first quarter of the year with the grants subject to cancellation if specified performance targets, as approved by the Company’s Compensation Committee, are not achieved.  If the applicable performance targets have been achieved, the options will vest in four equal annual installments beginning one year after the performance-related year has ended.

The fair value of the executive officer option grants is determined on the date of grant and the related compensation expense is recognized over the requisite service period, including the initial period for which the specified performance targets must be met.  Although the valuation assumptions used for executive officer grants are similar to grants made to non-executive and director grants, the assumptions for executive officer grants are used to measure each vesting tranche of the awards.

For most options granted through December 31, 2004, the term of each option is ten years from the date of grant. In 2005, the Company began issuing options with a term of six years from the date of grant.

If an incentive stock option is granted to an employee who, at the time the option is granted, owns stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price of the option may not be less than 110% of the market value per share on the date the option is granted and the term of the option shall be not more than five years from the date of grant.

The plans may be terminated by the Company’s Board of Directors at any time.

- back to table of contents -

Interactive Intelligence, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

Stock-Based Compensation Expense Information

The following table summarizes the allocation of stock-based compensation expense related to employee and director stock options under SFAS No. 123 (revised 2004), Share-Based Payment, and the guidance of SAB 107, as amended by SAB 110,  for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Stock-based compensation expense by category:
Cost of services	$72	$46
Sales and marketing	362	300
Research and development	208	100
General and administrative	290	222
Total stock-based compensation expense	$932	$668

6.	CONCENTRATION OF CREDIT RISK

One of the Company’s partners represented a 10% concentration of the Company’s accounts receivables as of March 31, 2008. No customer or partner accounted for 10% or more of the Company’s accounts receivable as of December 31, 2007. In addition, no customer or partner accounted for 10% or more of the Company’s revenues for the three months ended March 31, 2008 and 2007.

7.	COMMITMENTS AND CONTIGENCIES

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

In November 2002, the Company received a notification from the French government as a result of a tax audit that had been conducted encompassing the years 1998, 1999, 2000 and 2001. In December 2005, the Company received an additional notification from the French government as a result of an updated tax audit that they conducted. Both of these assessments claim various taxes are owed related to Value Added Tax (“VAT”) and corporation taxes in addition to what has previously been paid and accrued. In May 2007, the French court ruled against the Company on the first notification and declared the amounts due ($3.7 million for VAT and $371,000 for corporation taxes). Because the judgment from the French court was against Interactive Intelligence France S.A.R.L. (“SARL”), a wholly owned subsidiary of the Company, the Company does not believe that the French government can impose the liability on Interactive Intelligence, Inc. and SARL does not have any significant assets with which to pay.  In addition, the Company’s tax counsel and advisors contend that the case is without merit and the Company has two more appeal routes, which could take up to ten years to resolve.

As of March 31, 2008, the assessment related to VAT was approximately $6.7 million and the assessment related to corporation taxes was approximately $807,000.  As of March 31, 2008, the Company has recorded an accrual for an amount it deems probable of payment for the corporation tax assessment. No accrual has been made by the Company with respect to the VAT assessment.

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

- back to table of contents -

Interactive Intelligence, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

Lease Commitment

The Company leases its world headquarters building under an operating lease agreement (“world headquarters lease”), which expires on March 31, 2018 (the “lease expiration date”). The 120,000 square foot building is located in Indianapolis, Indiana. In addition, on June 19, 2007 and March 14, 2008, the Company entered into the third and fourth amendments, respectively, of its world headquarters lease under which the current leased space is to be expanded in three installments through March 2009 totaling approximately 80,000 square feet in an office building that is adjacent to the Company’s world headquarters. Rent payments for the expanded space commenced in March 2008. In consideration for entering into the amendments, the landlord paid the Company a total discretionary allowance of $478,000. The allowance, which the Company intends to use for certain costs associated with its world headquarters building and/or the additional space, as defined in the amendment, will be recognized as a reduction of rent expense over the term of the world headquarters lease.

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

8.	INCOME TAXES

The following table sets forth the items accounting for the difference between expected income tax expense compared to actual income tax expense recorded in the Company’s condensed consolidated financial statements (in thousands):
	Three Months Ended
	March 31,
	2008	2007
Expected income tax expense at 35% tax rate	$(715)	$(648)
State taxes, net of federal benefit	(117)	(93)
Non-deductible stock-based compensation expense	(190)	(162)
Foreign income tax expense	104	77
Change in deferred tax asset valuation allowance	--	729
Other	7	--
Income tax expense	$(925)	$(97)

Upon adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109, the Company has identified an uncertain tax position related to certain tax credits that the Company currently believes meets the “more likely than not” recognition threshold to be sustained upon examination. Prior to the fourth quarter of 2007, this uncertain tax position had not been recognized because the Company had a valuation allowance established.  The balance of the unrecognized tax benefit was approximately $328,000 at December 31, 2007 and, if recognized, would impact the effective tax rate. As of March 31, 2008, the unrecognized tax benefit has not changed.

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

- back to table of contents -

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide our investors with an understanding of our past performance, our financial condition and our prospects and should be read in conjunction with other sections of this Quarterly Report on Form 10-Q. Investors should carefully review the information contained in this report under Part II, Item 1A “Risk Factors” and in the Item 1A “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The following will be discussed and analyzed:

●	Forward-Looking Information

●	Overview

●	Financial Highlights

●	Historical Results of Operations

●	Liquidity and Capital Resources

●	Critical Accounting Policies and Estimates

Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q contain “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended) that involves risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can often be identified by their use of such verbs as “expects”, “anticipates”, “believes”, “intend”, “plan”, “may”, “should”, “will”, “would”, “will be”, “will continue”, “will likely result”, or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, rapid technological changes in the industry; our ability to maintain profitability, to manage successfully our growth and increasingly complex third party relationships, to maintain successful relationships with our current and any new partners, to maintain and improve our current products and to develop new products and to protect our proprietary rights adequately; and other factors set forth in our Securities and Exchange Commission (“SEC”) filings, including the Item 1A “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Overview

Interactive Intelligence, Inc. (“Interactive Intelligence”, “we”, “us” or “our”) was formed in 1994 as an Indiana corporation and maintains its world headquarters and executive offices at 7601 Interactive Way, Indianapolis, Indiana 46278. Our telephone number is (317) 872-3000. You can find our website at http://www.inin.com. Our periodic and current reports and all amendments to those reports required to be filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our investor relations website located at http://investors.inin.com under “SEC Filings”.

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

●	Contact Centers

●	Enterprise IP Telephony

●	Enterprise Messaging

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

For further information on our business and the products and services we offer, refer to the Item 1 “Business” section of our Annual Report on Form 10-K for the year ended December 31, 2007.

- back to table of contents -

Financial Highlights

For the three months ended March 31, 2008, revenues grew 1% over the previous three month period and 21% over the three months ended March 31, 2007. The increase over the three months ended March 31, 2007 was primarily due to a 39% increase in the dollar value of orders.

Factors that affect revenues in any particular quarter include potential customers’ budget constraints, personnel resources to implement our solutions, historical product order patterns and willingness to implement a critical telecommunications system. Revenues in any particular quarter can greatly fluctuate from other periods.

The amount of orders we receive, while impacting product revenues, does not have an exact correlation to revenues because the terms in the contracts, collection history with the customer or partner, and other contractual conditions can affect whether we recognize the order during the quarter or in subsequent quarters.  Consequently, product revenues for any particular quarter are impacted not only by orders received in the current quarter but also by orders received in previous quarters that are being recognized in the current quarter.

The information below shows our total revenues (in millions) for the most recent five quarters and the years ended December 31, 2007, 2006 and 2005 and the percentage change over the previous period (including the impact of reclassifications and adjustments as discussed in Note 1 of Notes to Condensed Consolidated Financial Statements).

Period	Revenues	Growth %
Three Months Ended:
March 31, 2008	$29.5	1%
December 31, 2007	29.3	--%
September 30, 2007	29.2	8%
June 30, 2007	27.1	12%
March 31, 2007	24.3	2%

Year Ended December 31:
2007	$109.9	32%
2006	83.0	32%
2005	62.9	14%

During the first quarter of 2008, product revenues increased, compared to the same period in 2007, as a result of increased demand for our software and appliances, third party products we license and third party hardware we sell. We experienced a 19% and 25% increase in revenue growth in North America and Europe, the Middle East and Africa, respectively, during the first quarter of 2008 in part due to an increase in demand for our contact center solutions, compared to the same quarter in 2007. We also attribute revenue growth to a number of other factors including but not limited to: adoption of VoIP technologies by our customers; increasing market awareness of our solutions; improvements in scalability and the functionality of our products; reductions in hardware costs to deploy our solutions making our solutions more financially attractive to customers; changes in our sales program to target new customers; and establishment of an inside sales group to work with current customers.

During the first quarter of 2008, compared to the same period in 2007, services revenues primarily increased due to additional support fees and annually renewable license fees, which were recognized for our growing installed customer base. Professional services slightly increased due to the increased delivery of professional services that assisted in implementation of our solutions at our customers’ locations.

Our costs of product increased due to our media servers and gateways appliances that we have developed and licensed, additional hardware delivered by us and increased royalty expenses as a result of licensing more third party software as part of the orders received.

Our costs of services and operating expenses, which include sales and marketing, research and development and general and administrative expenses, increased for the three months ended March 31, 2008, compared to the same quarter in 2007, primarily due to a $2.6 million, or 17%, increase in company-wide staffing at March 31, 2008, compared to March 31, 2007. Included in the compensation expense increase during the first quarter of 2008 was $264,000 of additional stock-based compensation expense related to Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), compared to the same period in 2007. We expect stock-based compensation expense related to SFAS 123R to be approximately $2.7 million for the remainder of 2008. In addition, our general corporate allocable costs including rent, insurance and depreciation increased primarily due to additional offices we opened after the first quarter of 2007.  In March 2008, we expanded into one floor of a new building adjacent to our world headquarters and will be expanding into another floor later in the year. We also opened or expanded offices domestically and internationally.

During the first quarter of 2008, we recorded income tax expense of $925,000, compared to $97,000 in the same quarter during 2007. During the fourth quarter of 2007, we recorded a tax benefit of $8.1 million associated with the reduction in the valuation allowance for the deferred tax assets. There was no valuation allowance at December 31, 2007.  As the deferred tax assets recorded in our condensed consolidated financial statements are utilized, we record deferred income tax expense. Of the $925,000 total income tax expense recorded, only $104,000 is expected to result in cash payments, and the remainder was the impact of utilizing the deferred tax assets.

- back to table of contents -

Historical Results of Operations

The following table presents certain financial data, derived from our unaudited statements of income, as a percentage of total revenues for the periods indicated. The operating results for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results that may be expected for the full year or for any future period.
	Three Months Ended March 31,
	2008	2007
Revenues:
Product	50%	51%
Services	50	49
Total revenues	100	100
Cost of revenues:
Product	11	10
Services	20	20
Total cost of revenues	31	30
Gross profit	69	70
Operating expenses:
Sales and marketing	34	35
Research and development	17	16
General and administrative	13	13
Total operating expenses	64	64
Operating income	5	6
Other income (expense):
Interest income, net	2	2
Other income (expense), net	--	--
Total other income	2	2
Income before income taxes	7	8
Income tax expense	(3)	--
Net income	4%	7%

- back to table of contents -

Comparison of Three Months Ended March 31, 2008 and 2007

Revenues
	Three Months Ended
Product Revenues	March 31,
	2008	2007
	($ in thousands)
Product revenues	$14,845	$12,356
Change from prior year period	20%	39%
Percentage of total revenues	50%	51%

Product revenues, which include software and hardware revenues, increased $2.5 million during the first quarter of 2008 compared to the same period in 2007. During the three months ended March 31, 2008, orders received increased 39% and we received 15 orders between $250,000 and $1.0 million, compared to seven such orders received during the same quarter in 2007. Our existing installed customer base accounted for 75% of our orders received during the first quarter of 2008 while a majority of the orders entered into between $250,000 and $1.0 million were generated through new customers. We also received an increase in hardware orders of $882,000, or 96%, during the first quarter of 2008, compared to the same quarter in 2007, which was primarily due to a higher demand for our media server and interaction gateway appliances, which have added to the scalability and functionality of our solutions.

Product revenues can fluctuate from quarter to quarter depending on the mix of orders between perpetual licenses and annually renewable licenses.  If other revenue recognition criteria are satisfied, we recognize license revenue upfront for perpetual licenses, and we recognize revenue for annually renewable licenses ratably over the term.  The impact of the mix of contracts on our product revenues occurs only in the initial year of an order; subsequent renewal fees received for the annually renewable licenses and the renewal support fees for perpetual contracts are all allocated entirely to services revenues.

	Three Months Ended
Services Revenues	March 31,
	2008	2007
	($ in thousands)
Services revenues	$14,638	$11,932
Change from prior year period	23%	32%
Percentage of total revenues	50%	49%

Services revenues include the portion of the initial license arrangement allocated to maintenance and support revenues from annually renewable and perpetual contracts, license renewals of annually renewable contracts, and support fees for perpetual contracts, as well as professional services, educational and other miscellaneous revenues.

The increase during the first quarter of 2008 compared to the same period in 2007 was primarily due to our growing installed base of customers, both in number and size, and the related payments of annual license renewal fees and support fees for perpetual licenses. License renewal and support revenues increased by $2.3 million, or 26%, during the three months ended March 31, 2008, compared to the same period in 2007. As we sign contracts and install our solutions with new customers and partners, we expect that our services revenues will continue to increase as customers and partners renew licenses and pay for support on our software applications.  The actual percentage fee charged for renewal of annually renewable licenses and perpetual support agreements as compared to the initial annually renewable license fee and perpetual license, respectively, is comparable on a relative percentage basis, and therefore, the mix of these types of contracts in the future is not expected to impact our future services revenues.

During the first quarter of 2008, our professional services revenues increased $127,000, or 7%, and our educational and other services increased $255,000, or 22%, primarily due to the increased delivery of professional services, compared to the same period in 2007. These professional services revenues have and will fluctuate based on the number of customers and partners that attend our educational classes and the amount of assistance our customers and partners need for implementation and installation.

	Three Months Ended
Cost of Revenues	March 31,
	2008	2007
Cost of revenues:	($ in thousands)
Product	$3,130	$2,441
Services	5,897	4,797
Total cost of revenues	$9,027	$7,238
Change from prior year period	25%	65%
Product costs as a % of product revenues	21%	20%
Services costs as a % of services revenues	40%	40%

Costs of product consist of hardware costs, principally for media server and interaction gateway appliances which we have developed, servers, telephone handsets and gateways, royalties for third party software and other technologies included in our solutions and, to a lesser extent, software packaging costs, which include product media, duplication and documentation. Costs of product can fluctuate depending on which software applications are licensed to our customers, the third party software, if any, which is licensed by the end user from us as part of our software applications and the dollar amount of orders for hardware.

The majority of the increase in costs of product resulted from a $527,000 increase in hardware costs from $1.2 million to $1.7 million. The additional increase was due to slightly higher shipping costs and royalties paid to third parties.

- back to table of contents -

Costs of services consist primarily of compensation expenses for technical support, educational and professional services personnel and other costs associated with supporting our partners and customers. These expenses increased primarily due to a $962,000 increase in compensation expense, as a result of a 25% staffing increase in our services personnel at March 31, 2008 compared to March 31, 2007. In the second quarter of 2007, we acquired the professional services division of Alliance Systems Ltd. (“Alliance”), which added 13 engineers to our professional services group and contributed significantly to our increased compensation expenses in the first quarter of 2008 compared to the same period in 2007.  As a result of the increased professional services staff during the first quarter of 2008, travel related expenses also increased $125,000, compared to the same period in 2007. In addition, because of our Alliance acquisition, our expenses related to outsourced services decreased by $393,000 during the first quarter of 2008, compared to the same period in 2007.

We anticipate costs of services will continue to increase based on additional personnel costs and delivery of professional services to our existing installed customer base and potential new customers.

	Three Months Ended
Gross Profit	March 31,
	2008	2007
	($ in thousands)
Gross profit	$20,456	$17,050
Change from prior year period	20%	26%
Percentage of total revenues	69%	70%

Gross profit as a percentage of total revenues decreased slightly during the first quarter of 2008, compared to the same period in 2007, primarily due to additional costs of product as discussed previously. The gross margin on our hardware sales is less than the gross margin on our software licenses; therefore, as we continue to sell more hardware such as media servers, interaction gateways and telephone handsets, our total gross margin percentage may decrease compared to historical margins. Gross margins in any particular quarter are dependent upon revenues recognized versus costs of product and costs of services incurred and are expected to vary.

Operating Expenses
	Three Months Ended
Sales and Marketing	March 31,
	2008	2007
	($ in thousands)
Sales and marketing expenses	$10,178	$8,654
Change from prior year period	18%	26%
Percentage of total revenues	34%	35%
Percentage of net product revenues	87%	87%

Sales and marketing expenses are comprised primarily of compensation expenses, travel and entertainment expenses and promotional costs related to our sales, marketing, and channel management operations. Compensation expense increased $471,000 during the three months ended March 31, 2008, which was due in part to an 8% staffing increase in our sales and marketing personnel at March 31, 2008, compared to March 31, 2007. We increased our corporate marketing efforts during the first quarter of 2008 compared to the same period in 2007, which included increased advertising and brand promotions, seminars, web seminars and tradeshows resulting in an increased cost of $436,000.  Outsourced services increased $213,000 during the first quarter of 2008, compared to the same period in 2007, primarily due to lead generation activities and redevelopment of our corporate website. We also incurred an increase of $118,000 during the first three months in 2008, compared to the same period in 2007, primarily due to more referral fees paid to our customers and partners. General corporate expenses such as rent, communication and depreciation expenses increased a combined $198,000 during the first quarter of 2008, compared to the same period in 2007 and were mainly due to leasehold improvements and related purchases in several new sales and marketing offices.

We expect sales and marketing costs to continue to increase primarily due to additional personnel costs and expansion of our marketing and channels efforts to increase our brand awareness and distribution.

	Three Months Ended
Research and Development	March 31,
	2008	2007
	($ in thousands)
Research and development expenses	$4,965	$3,897
Change from prior year period	27%	25%
Percentage of total revenues	17%	16%

Research and development expenses are comprised primarily of compensation and depreciation expenses. Research and development expenses increased during the three months ended March 31, 2008, as compared to the same period in 2007, primarily due to an increase in compensation expense of $783,000, resulting from an 18% staffing increase in our research and development personnel at March 31, 2008 compared to March 31, 2007. General corporate expenses such as rent, communication and depreciation expenses increased a combined $140,000 during the first quarter of 2008, compared to the same period in 2007 and were mainly due to leasehold improvements and related purchases in the new building adjacent to our world headquarters.

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

- back to table of contents -

	Three Months Ended
General and Administrative	March 31,
	2008	2007
	($ in thousands)
General and administrative expenses	$3,827	$3,065
Change from prior year period	25%	21%
Percentage of total revenues	13%	13%

General and administrative expenses are comprised of compensation expense and general corporate expenses that are not allocable to other departments including legal and other professional fees and bad debt expense. General and administrative expenses increased during the three months ended March 31, 2008, as compared to the same period in 2007, primarily due to an increase in compensation expense of $336,000, as a result of a 17% staffing increase in our general and administrative personnel at March 31, 2008 compared to March 31, 2007. Professional services expenses increased $230,000 during the first quarter of 2008, compared to the same period in 2007, principally due to incremental accounting, legal and tax fees.

As we continue to expand, we expect general and administrative expenses will continue to increase primarily due to additional personnel costs, and increases in supplies and depreciation expense of leasehold improvements and other assets.

Other Income (Expense)
	Three Months Ended
Interest Income, Net	March 31,
	2008	2007
	($ in thousands)
Cash, cash equivalents and short-term investments (average)	$47,882	$29,300
Interest income	459	472
Return on investment (annualized)	3.8%	6.4%

Interest earned on investments during the first quarter of 2008, compared to the same period in 2007, decreased slightly due to lower interest rates on investments.  We continue to monitor the allocation of funds in which we have invested to maximize our return on investment.  We do not have any investments in subprime assets.

	Three Months Ended
Other Income (Expense), Net	March 31,
	2008	2007
	($ in thousands)
Other income (expense)	$97	$(56)

Other income (expense), net includes foreign currency transaction gains and losses, as well as foreign tax withholdings.  These amounts depend on the amount of revenue that is generated in certain international currencies, particularly the Euro, and the exchange gain or loss that results from foreign currency disbursements and receipts.  The income for the first quarter of 2008 consisted of $209,000 in gains related to foreign currency transactions, offset by $112,000 in foreign tax withholdings.  The expense during the first quarter of 2007 consisted primarily of foreign tax withholdings.

	Three Months Ended
Income tax expense	March 31,
	2008	2007
	($ in thousands)
Income tax expense	$(925)	$(97)

In the fourth quarter of 2007, we recorded an $8.1 million income tax benefit to reduce the valuation allowance of the deferred tax assets at December 31, 2007.  As a result, we began recording income tax expense in the first quarter of 2008. We incurred $925,000 of income tax expense during the three months ended March 31, 2008; however, only $104,000 of the income tax expense recorded is expected to result in cash payments and the remaining $821,000 was associated with the utilization of the deferred tax assets.

We had over $45.5 million of tax net operating loss carryforwards and $1.6 million in tax credit carryforwards at December 31, 2007. Included in the net operating loss carryforwards was $23.1 million of operating losses that were generated as a result of excess tax benefits for stock options.  In accordance with SFAS 123R, these stock option deductions have not been recognized for financial reporting purposes because they have not yet reduced taxes payable.  The tax benefit of these deductions will be primarily recorded as a credit to additional paid-in capital. The effective income tax rate was 45% for the three months ended March 31, 2008. However, due to the tax net operating loss carryforwards, the tax credit carryforwards and stock option related compensation deductions, we do not expect to have a significant cash outlay to pay income taxes in 2008. Most of the income tax expense during the first quarter of 2008 is a non-cash reduction of the deferred tax assets.

- back to table of contents -

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

On October 31, 2007, our shelf registration statement on Form S-3, as amended, was declared effective by the SEC.  This registration statement allows us to offer and sell up to 3,000,000 shares of our common stock, and allows Dr. Donald E. Brown, our Chairman of the Board, President and CEO, to sell up to 1,000,000 shares of our common stock that he owns, from time to time in one or more transactions.  The offer and sale of any shares of our common stock under the shelf registration statement remains at the discretion of our Board of Directors, and there is no assurance that we would be able to complete any such offering of our common stock.

Our liquidity position at March 31, 2008 and December 31, 2007 was as follows:
	March 31,	December 31,
	2008	2007
	($ in thousands)
Cash and cash equivalents	$36,972	$29,270
Short-term investments	12,465	17,057
Liquidity, net	$49,437	$46,327

The amount that we report as cash and cash equivalents or as short-term investments fluctuates depending on investing decisions in each period. Purchases of short-term investments and property and equipment are reported as a use of cash and the related receipt of proceeds upon maturity of investment is reported as a source of cash.

During the three months ended March 31, 2008 and 2007, our operating activities resulted in net cash provided of $5.3 million and $4.9 million, respectively.

Net cash provided by investing activities was $2.0 million and $3.4 million during the three months ended March 31, 2008 and 2007, respectively. The decrease in cash provided resulted primarily from property and equipment with a cost of $2.6 million purchased during the three months ended March 31, 2008, compared to $1.3 million purchased in the same period in 2007. In March 2008, we expanded into one floor of a new building adjacent to our world headquarters and will be expanding into another floor later in the year. These purchases related mainly to leasehold improvements for our new building. We also opened or expanded offices domestically and internationally. As staffing increases, our property and equipment becomes obsolete and our operations continue to increase, we anticipate that our purchases of property and equipment will continue to increase in future periods.

Net cash provided by financing activities was $344,000 and $724,000 for the three months ended March 31, 2008 and 2007, respectively. The decrease in cash provided was mainly due to lower proceeds from stock options that were exercised during the three months ended March 31, 2008, compared to the same period in 2007.

As of March 31, 2008, there have been no material changes in our contractual obligations as set forth in the Contractual Obligations table disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Off-Balance Sheet Arrangements

Except as set forth in the Contractual Obligations table disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as of March 31, 2008.

- back to table of contents -

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses.  Actual results may differ from those estimates and judgments under different assumptions or conditions.  We have discussed the critical accounting policies that we believe affect our more significant estimates and judgments used in the preparation of our consolidated financial statements in the “Management’s Discussion and Analysis of Financial Condition and Results of the Operations—Critical Accounting Policies and Estimates” section of our Annual Report on Form 10-K for the year ended December 31, 2007 and in Note 2 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.  For a further summary of certain accounting policies, see Note 2 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We develop software application products in the United States and license our products worldwide. As a result, our financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in certain markets. We transact business in certain foreign currencies including the British pound and the Euro. However, as a majority of the orders we receive are denominated in United States dollars, a strengthening of the dollar could make our products more expensive and less competitive in foreign markets. We have not historically used foreign currency options or forward contracts to hedge our currency exposures because of variability in the timing of cash flows associated with our larger contracts.  We did not have any such hedge instruments in place at March 31, 2008. Rather, we attempt to mitigate our foreign currency risk by generally transacting business and paying salaries in the functional currency of each of the major countries in which we do business, thus creating natural hedges. Additionally, as our business matures in foreign markets, we may offer our products and services in certain other local currencies. As a result, foreign currency fluctuations would have a greater impact on our company and may have an adverse effect on our results of operations. Historically, our gains or losses on foreign currency exchange translations have been immaterial to our consolidated financial statements.

We invest cash balances in excess of operating requirements in short-term securities that generally have maturities of one year or less. The carrying value of these securities approximates market value, and there is no long-term interest rate risk associated with these investments.

Item 4. Controls and Procedures.

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008 pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth in Note 7 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the information set forth in this Quarterly Report on Form 10-Q and before deciding to invest in, or retain, shares of our common stock, you also should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. Those risk factors could materially affect our business, financial condition and results of operations.

The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition and results of operations. During the three months ended March 31, 2008, there were no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

- back to table of contents -

Item 6. Exhibits.

(a)	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Restated Articles of Incorporation of the Company, as currently in effect	S-1 (Registration No. 333-79509)	3.1	5/28/1999

3.2	Amended By-Laws of the Company, as currently in effect	8-K	3.2	8/21/2007

10.16	Fourth Lease Amendment, dated March 14, 2008, between the Company and Duke Realty Limited Partnership (formerly Duke-Weeks Realty Limited Partnership)				X

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of the Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of the Chief Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

- back to table of contents -

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Interactive Intelligence, Inc. (Registrant)

Date: May 12, 2008	By:	/s/ Stephen R. Head
Stephen R. Head Chief Financial Officer, Vice President of Finance and Administration, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)