Form 10-Q
period 2008-06-30
INTERACTIVE INTELLIGENCE INC
filed 2008-08-08
CIK 1083318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

____________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of July 31, 2008, there were 17,991,526 shares outstanding of the registrant’s common stock, $0.01 par value.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements.

Interactive Intelligence, Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2008 and December 31, 2007
(In thousands, except share and per share amounts)

	June 30, 2008	December 31, 2007
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$35,684	$29,359
Short-term investments	13,967	16,968
Accounts receivable, net of allowance for doubtful accounts of $871 at June 30, 2008 and $1,076 at December 31, 2007	25,764	27,527
Deferred tax assets, net	5,833	5,833
Prepaid expenses	5,427	5,501
Other current assets	1,806	1,414
Total current assets	88,481	86,602
Property and equipment, net	9,361	6,932
Deferred tax assets, net	6,043	7,520
Other assets, net	2,533	2,384
Total assets	$106,418	$103,438

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$11,104	$9,594
Accrued compensation and related expenses	3,263	4,381
Deferred product revenues	5,436	6,843
Deferred services revenues	27,708	28,711
Total current liabilities	47,511	49,529
Noncurrent deferred services revenues	5,930	5,290
Total liabilities	53,441	54,819

Commitments and contingencies	--	--

Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	--	--
Common stock, $0.01 par value: 100,000,000 shares authorized; 17,991,426 issued and outstanding at June 30, 2008 and 17,901,084 issued and outstanding at December 31, 2007	180	179
Additional paid-in capital	81,800	79,405
Accumulated deficit	(29,003)	(30,965)
Total shareholders’ equity	52,977	48,619
Total liabilities and shareholders’ equity	$106,418	$103,438

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.
Condensed Consolidated Statements of Income (unaudited)
For the Three and Six Months Ended June 30, 2008 and 2007
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Product	$15,321	$14,602	$30,166	$26,958
Services	15,289	12,533	29,927	24,465
Total revenues	30,610	27,135	60,093	51,423
Cost of revenues:
Product	3,909	3,500	7,039	5,941
Services	6,088	5,145	11,985	9,942
Total cost of revenues	9,997	8,645	19,024	15,883
Gross profit	20,613	18,490	41,069	35,540
Operating expenses:
Sales and marketing	10,142	8,822	20,320	17,476
Research and development	5,336	4,227	10,301	8,124
General and administrative	3,882	3,285	7,709	6,350
Total operating expenses	19,360	16,334	38,330	31,950
Operating income	1,253	2,156	2,739	3,590
Other income (expense):
Interest income, net	344	384	803	856
Other income (expense), net	(52)	(42)	45	(98)
Total other income, net	292	342	848	758
Income before income taxes	1,545	2,498	3,587	4,348
Income tax expense	(700)	(103)	(1,625)	(200)
Net income	$845	$2,395	$1,962	$4,148

Net income per share:
Basic	$0.05	$0.14	$0.11	$0.24
Diluted	0.04	0.12	0.10	0.22

Shares used to compute net income per share:
Basic	17,972	17,401	17,956	17,325
Diluted	19,077	19,291	19,149	19,265

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.
Condensed Consolidated Statement of Shareholders’ Equity (unaudited)
For the Six Months Ended June 30, 2008
(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, December 31, 2007	17,901	$179	$79,405	$(30,965)	$48,619

Issuances of common stock	8	-	131	-	131
Exercise of stock options	82	1	441	-	442
Stock-based compensation	-	-	1,876	-	1,876
Comprehensive income:
Net income	-	-	-	1,962	1,962
Net unrealized investment loss	-	-	(53)	-	(53)
Total comprehensive income	-	-	(53)	1,962	1,909
Balances, June 30, 2008	17,991	$180	$81,800	$(29,003)	$52,977

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
For the Six Months Ended June 30, 2008 and 2007
(In thousands)

	Six Months Ended June 30,
	2008	2007
Operating activities:
Net income	$1,962	$4,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,690	1,231
Accretion of investment income	(89)	(240)
Stock-based compensation expense related to stock options	1,876	1,474
Deferred income tax	1,477	--
Changes in operating assets and liabilities:
Accounts receivable	1,763	(2,714)
Prepaid expenses	74	(57)
Other current assets	(392)	(151)
Other assets	(149)	(196)
Accounts payable and accrued liabilities	1,438	1,087
Accrued compensation and related expenses	(1,118)	51
Deferred product revenues	(1,407)	(90)
Deferred services revenues	(363)	2,372
Net cash provided by operating activities	6,762	6,915

Investing activities:
Sales of available-for-sale investments	17,650	10,315
Purchases of available-for-sale investments	(14,613)	(10,214)
Purchases of property and equipment	(4,047)	(2,556)
Acquisition of professional services division	-	(853)
Net cash used in investing activities	(1,010)	(3,308)

Financing activities:
Proceeds from stock options exercised	442	1,207
Proceeds from issuance of common stock	131	104
Net cash provided by financing activities	573	1,311

Net increase in cash and cash equivalents	6,325	4,918
Cash and cash equivalents, beginning of period	29,359	13,531
Cash and cash equivalents, end of period	$35,684	$18,449

Cash paid during the period for:
Income taxes	$170	$78

Other non-cash item:
Purchases of property and equipment payable at end of period	$(72)	$--

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2008 and 2007 (unaudited)

1.	FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Interactive Intelligence, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and with the instructions for Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, certain information and note disclosures normally included in the Company’s financial statements prepared in accordance with US GAAP have been condensed, or omitted, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).

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

The Company’s accompanying condensed consolidated balance sheet as of December 31, 2007 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and notes required by US GAAP for complete financial statements. These accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2007, included in the Company’s most recent Annual Report on Form 10-K as filed with the SEC on March 17, 2008. The Company’s results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

Reclassifications and Adjustments

During the second quarter of 2008, the Company identified an error in the classification of the unearned premium/discount between cash and cash equivalents and short-term investments.  In the December 31, 2007 balance sheet, $89,000 has been reclassified from cash and cash equivalents to short-term investments. This reclassification did not have any impact on results previously reported.

Effective March 31, 2008, in order to properly classify noncurrent deferred revenues from the current portion, the Company reclassified $5.3 million of noncurrent deferred revenues to a separate line item on the accompanying condensed consolidated balance sheets. In addition, $582,000 of related prepaid commissions associated with the Company’s noncurrent deferred revenues have also been appropriately reclassified from the current portion of prepaid expenses and included in noncurrent other assets, net. This error did not have any impact on results previously reported.

During the fourth quarter of 2007, the Company identified an error that affected amounts previously reported on its Quarterly Reports on Form 10-Q for the first three 2007 quarterly periods.  During the first three 2007 quarterly periods, the Company deferred maintenance and support revenues based on an assumed 18 month maintenance and support period but in certain cases, the actual support period was less than the maximum period. With respect to the three and six months ended June 30, 2007, the Company under-recognized product revenues in the amount of $155,000 and $250,000, respectively, and related commission expenses during the same periods was also under-recognized by $17,000 and $27,000, respectively. This error did not have a material impact on results previously reported.

Prior to July 1, 2007, costs related to certain commissions for the sale of services were included in cost of services. Beginning July 1, 2007, for all periods, these costs have been reclassified from cost of services to sales and marketing expenses, including $100,000 of commissions reclassified for the three months ended June 30, 2007.

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

During the six months ended June 30, 2008, there were no material changes to the Company’s significant accounting policies or critical accounting estimates other than the recent accounting pronouncements discussed below.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP. SFAS 162 is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of ‘Present Fairly in Conformity with Generally Accepted Accounting Principles’. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 162 on its consolidated financial statements.

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2 (“FSP 157-2”), which delays the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company elected a partial deferral of SFAS 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment. See Note 3 for further information and related disclosures regarding the Company’s fair value measurements.

3.	FAIR VALUE MEASUREMENTS

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes the following three levels of inputs that may be used to measure fair value:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•
Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

The following table sets forth a summary of the Company’s financial assets, classified as cash and cash equivalents and short-term investments on its condensed consolidated balance sheet, measured at fair value on a recurring basis as of June 30, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash & cash equivalents:
Money Market Funds	$21,729	$21,729	$--	$--

Short-term investments:
Corporate Notes	$6,661	--	$6,661	--
Commercial Paper	3,996	--	3,996	--
Asset-Backed Securities	2,310	--	2,310	--
Certificates of Deposits	1,000	--	1,000	--
Total	$13,967	$--	$13,967	$--

4.	NET INCOME PER SHARE

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income, as reported (A)	$845	$2,395	$1,962	$4,148

Weighted average shares of common stock outstanding (B)	17,972	17,401	17,956	17,325
Dilutive effect of employee stock options	1,105	1,890	1,193	1,940
Common stock and common stock equivalents (C)	19,077	19,291	19,149	19,265

Net income per share:
Basic (A/B)	$0.05	$0.14	$0.11	$0.24
Diluted (A/C)	0.04	0.12	0.10	0.22

The Company’s calculation of diluted net income per share for the three months ended June 30, 2008 and 2007 excludes stock options to purchase approximately 1.4 million and 741,000 shares of the Company’s common stock, respectively, and diluted net income per share for the six months ended June 30, 2008 and 2007, excludes stock options to purchase approximately 1.2 million and 577,000 shares of the Company’s common stock, respectively, as their effect would be antidilutive.

5.	STOCK-BASED COMPENSATION

Stock Option Plans

The Company’s Stock Option Plans, adopted in 1995, 1999 and 2006, authorize the Board of Directors or the Compensation Committee, as applicable, to grant incentive and nonqualified stock options, and, in the case of the 2006 Equity Incentive Plan, as amended (the “2006 Plan”), stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards. After adoption of the original 2006 Plan by the Company’s shareholders in May 2006, the Company may no longer make any grants under previous plans, but any shares subject to awards under the 1999 Stock Option and Incentive Plan and the Outside Directors Stock Option Plan (collectively, the “1999 Plans”) that are cancelled are added to shares available under the 2006 Plan. The exercise price of options granted under the 2006 Plan is equal to the closing price of the Company’s common stock, as reported by The NASDAQ Global Market, on the business day immediately preceding the date of grant. The number of shares available under the 2006 Plan is subject to adjustment for certain changes in the Company’s capital structure.

At the Company’s 2008 Annual Meeting of Shareholders held on May 30, 2008, the Company’s shareholders approved an amendment to the 2006 Plan. A maximum of 5,850,933 shares are available for delivery under the 2006 Plan, which consists of (i) the 2,150,000 shares, plus (ii) up to 320,000 shares available for issuance under the 1999 Plans, but not underlying any outstanding stock options or other awards under the 1999 Plans, plus (iii) up to 3,380,933 shares subject to outstanding stock options or other awards under the 1999 Plans that expire, are forfeited or otherwise terminate unexercised on or after May 18, 2006.

The Company currently issues two types of stock options: (1) non-executive employee and director grants and (2) executive officer grants. Stock options granted to non-executive employees and directors are subject only to time-based vesting. The fair value of these option grants is determined on the date of grant and the related compensation expense is recognized for the entire award on a straight-line basis over the vesting period.

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

The fair value of the executive officer option grants is determined on the date of grant and the related compensation expense is recognized over the requisite service period, including the initial period for which the specified performance targets must be met. Although the valuation assumptions used for executive officer grants are similar to grants made to non-executive employee and director grants, the assumptions for executive officer grants are used to measure each vesting tranche of the awards.

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

Stock-Based Compensation Expense Information

The following table summarizes the allocation of stock-based compensation expense related to employee and director stock options under SFAS No. 123 (revised 2004), Share-Based Payment, and the guidance of Staff Accounting Bulletin No. 107, as amended by Staff Accounting Bulletin No. 110, for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Stock-based compensation expense by category:
Cost of services	$69	$68	$141	$114
Sales and marketing	382	330	744	630
Research and development	224	158	432	258
General and administrative	269	250	559	472
Total stock-based compensation expense	$944	$806	$1,876	$1,474

6.	CONCENTRATION OF CREDIT RISK

No customer or partner accounted for 10% or more of the Company’s accounts receivable as of June 30, 2008 or December 31, 2007. In addition, no customer or partner accounted for 10% or more of the Company’s revenues for the three and six months ended June 30, 2008 and 2007.

7.	COMMITMENTS AND CONTINGENCIES

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

As of June 30, 2008, the assessment related to VAT was approximately $6.7 million and the assessment related to corporation taxes was approximately $807,000. As of June 30, 2008 and December 31, 2007, the Company has recorded an accrual for an amount it deems probable of payment for the corporation tax assessment. No accrual has been made by the Company with respect to the VAT assessment.

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

The Company has recently been in negotiations with the French Taxing Authority to settle all the claims. Currently, the Company does not believe it is necessary to make any adjustments to its financial statements based upon these discussions.

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

Lease Commitment

The Company leases its world headquarters building under an operating lease agreement (“world headquarters lease”), which expires on March 31, 2018. The 120,000 square foot building is located in Indianapolis, Indiana. In addition, on June 19, 2007 and March 14, 2008, the Company entered into the third and fourth amendments, respectively, of its world headquarters lease under which the current leased space is to be expanded in three installments through March 2009 totaling approximately 80,000 square feet in an office building that is adjacent to the Company’s world headquarters. Rent payments for the expanded space commenced in March 2008. In consideration for entering into the amendments, the landlord paid the Company a total discretionary allowance of $478,000. The allowance, which the Company intends to use for certain costs associated with its world headquarters building and/or the additional space, as defined in the amendment, will be recognized as a reduction of rent expense over the term of the world headquarters lease.

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

The following table is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate, 35%, on income before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Expected income tax expense	$(541)	$(874)	$(1,255)	$(1,522)
State taxes, net of federal benefit	(77)	(125)	(179)	(217)
Non-deductible stock-based compensation expense	(154)	(178)	(344)	(340)
Change in deferred tax asset valuation allowance	--	971	--	1,679
Other	72	103	153	200
Income tax expense	$(700)	$(103)	$(1,625)	$(200)

Upon adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109, the Company has identified an uncertain tax position related to the tax credits that the Company currently believes meets the “more likely than not” recognition threshold to be sustained upon examination. Prior to the fourth quarter of 2007, this uncertain tax position had not been recognized because the Company had a valuation allowance established. The balance of the unrecognized tax benefit was approximately $328,000 at December 31, 2007 and, if recognized, would impact the effective tax rate. As of June 30, 2008, the unrecognized tax benefit has not changed.

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

Financial Highlights

The information below shows our total revenues (in millions) for the most recent five quarters and the years ended December 31, 2007, 2006 and 2005 and the percentage change over the previous period.

Period	Revenues	Growth %
Three Months Ended:
June 30, 2008	$30.6	4%
March 31, 2008	29.5	1%
December 31, 2007	29.3	--%
September 30, 2007	29.2	8%
June 30, 2007	27.1	12%

Year Ended December 31:
2007	$109.9	32%
2006	83.0	32%
2005	62.9	14%

We have experienced revenue growth of 4%, 1% and 0% over the most recent three quarterly periods, respectively, as illustrated in the table above. We believe that these growth rates are attributable to the general economic conditions and the fact that companies are being more cautious in making large system purchases. In the second quarter of 2008, we saw a decline in the dollar amount of orders we received from existing customers wanting new functionality or additional licenses. Although the sequential growth rates for the last three quarters are lower than historical growth rates, the volume of activity we are experiencing in the sales cycle is still high and we believe that our success rates remain consistent. We expect that as the economic conditions improve so will the dollar value of orders that we receive.

For the three months ended June 30, 2008, revenues grew 13% over the three months ended June 30, 2007 primarily due to contracts that were deferred in previous periods being recognized during the quarter, partially offset by a lower dollar amount of orders from existing customers compared to the same period in the prior year.

The dollar amount of orders we receive does not entirely determine the amount of revenues recognized because the terms in the contracts, collection history with the customer or partner and other contractual conditions can affect whether we recognize the order during the quarter or in subsequent quarters. Consequently, product revenues for any particular quarter are impacted not only by orders received in the current quarter but also by orders received in previous quarters that are being recognized in the current quarter.

During the three and six months ended June 30, 2008, services revenues increased primarily due to additional support fees and annually renewable license fees, which were recognized for our growing installed customer base, compared to the same periods in 2007. The increase in recognized support was offset in part by professional services revenues decreases for the three and six months ended June 30, 2008 compared to same periods in 2007. These professional services are not essential to the functionality of our software. Professional services revenues decreased due to a reduction in the delivery of professional services that assisted in implementation of our solutions at our customers’ locations.

Our costs of product increased due to our media servers and gateway appliances that we have developed and licensed, additional hardware delivered by us and increased royalty expenses as a result of licensing more third party software as part of the orders received.

Our costs of services and operating expenses, which include sales and marketing, research and development and general and administrative expenses, increased for the three and six months ended June 30, 2008, compared to the same periods in 2007, primarily due to a $2.4 million and $5.1 million increase, respectively, in company-wide compensation and related costs. Staffing increased 14% overall at June 30, 2008 from June 30, 2007. In addition, our general corporate allocable costs including rent, insurance and depreciation increased primarily due to additional offices we opened during the last two years. In March 2008, we expanded into one floor of a new building adjacent to our world headquarters and will be expanding into another floor during the third quarter of 2008. We also opened or expanded offices domestically and internationally.

During the three and six months ended June 30, 2008, we recorded income tax expense of $700,000 and $1.6 million, respectively, compared to $103,000 and $200,000 in the same periods during 2007. During the fourth quarter of 2007 we recorded a tax benefit of $8.1 million associated with the elimination of the valuation allowance on the deferred tax assets. Of the total income tax expense recorded, only $44,000 and $148,000 for the three and six months ended June 30, 2008, respectively, is expected to result in cash payments, and the remainder of the expense reduced recorded deferred tax assets.

Due to the growth rate in the dollar amount of orders during the last three quarters, we have reduced our spending plans for the rest of 2008 where possible. We expect to hire for certain positions but expect to maintain a relatively steady total number of staff. We do have certain facilities and related equipment and furniture commitments which will increase our expenses. As a result, we expect to recognize higher operating expenses in the third and fourth quarters of 2008 compared to the first two quarters of 2008.

Historical Results of Operations

The following table presents certain financial data, derived from our unaudited statements of income, as a percentage of total revenues for the periods indicated. The operating results for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of the results that may be expected for the full year or for any future period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Product	50%	54%	50%	52%
Services	50	46	50	48
Total revenues	100	100	100	100
Cost of revenues:
Product	13	13	12	12
Services	20	19	20	19
Total cost of revenues	33	32	32	31
Gross profit	67	68	68	69
Operating expenses:
Sales and marketing	33	33	34	34
Research and development	17	16	17	16
General and administrative	13	12	12	12
Total operating expenses	63	60	63	62
Operating income	4	8	5	7
Other income (expense):
Interest income, net	1	1	1	2
Other income (expense), net	--	--	--	--
Total other income	1	1	1	2
Income before income taxes	5	9	6	9
Income tax expense	(2)	--	(3)	(1)
Net income	3%	9%	3%	8%

Comparison of Three and Six Months Ended June 30, 2008 and 2007

Revenues
Product Revenues	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	($ in thousands)
Product revenues	$15,321	$14,602	$30,166	$26,958
Change from prior year period	5%	52%	12%	46%
Percentage of total revenues	50%	54%	50%	52%

     Product revenues, which include software and hardware, increased $719,000 during the three months ended June 30, 2008 compared to the same period in 2007. This increase was primarily due to contracts that were deferred in previous periods being recognized during the quarter, partially offset by a lower dollar amount of orders from existing customers compared to the same period in the prior year.

Product revenues increased $3.2 million for the six months ended June 30, 2008 compared to the same period in 2007 primarily due to an increase in the dollar amount of orders received during the six months ended June 30, 2008 compared to the same period in 2007.

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

Services Revenues	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	($ in thousands)
Services revenues	$15,289	$12,533	$29,927	$24,465
Change from prior year period	22%	30%	22%	31%
Percentage of total revenues	50%	46%	50%	48%

Services revenues include the portion of the initial license arrangement allocated to maintenance and support revenues from annually renewable and perpetual contracts, license renewals of annually renewable contracts, and support fees for perpetual contracts, as well as professional services, educational and other miscellaneous revenues.

The increase during the three and six months ended June 30, 2008 compared to the same periods in 2007 was primarily due to our growing installed base of customers, both in number and dollar amount of licenses, and the revenue recognition of related annual license renewal fees and support fees for perpetual licenses. License renewal and support revenues increased by $2.3 million, or 24%, and $4.6 million, or 25%, during the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. As we sign contracts and install our solutions with new customers and partners, we expect that our services revenues will continue to increase as customers and partners renew licenses and pay for support on our software applications. The actual percentage fee charged for renewal of annually renewable licenses and perpetual support agreements as compared to the initial annually renewable license fee and perpetual license, respectively, is comparable on a relative percentage basis, and therefore, the mix of these types of contracts in the future is not expected to impact our future services revenues.

 During the second quarter of 2008, our professional services revenues decreased $508,000, or 26%, but our educational and other services increased $891,000, or 85%. For the six months ended June 30, 2008, our professional services revenues decreased $380,000, or 10%, but education revenues and other services increased $1.1 million, or 52%. Professional services revenues fluctuate based on the amount of assistance our customers and partners need for implementation and installation.  Education revenues and other services increased primarily due to more partners and customers attending our training sessions as we expanded these globally and due to an increase in hosted and managed services.

Cost of Revenues	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	($ in thousands)
Cost of revenues:
Product	$3,909	$3,500	$7,039	$5,941
Services	6,088	5,145	11,985	9,942
Total cost of revenues	$9,997	$8,645	$19,024	$15,883
Change from prior year period	16%	64%	20%	64%
Product costs as a % of product revenues	26%	24%	23%	22%
Services costs as a % of services revenues	40%	41%	40%	41%

Costs of product consist of hardware costs, principally for media server and interaction gateway appliances which we have developed; servers, telephone handsets and gateways which we purchase and resell; royalties for third party software and other technologies included in our solutions; and, to a lesser extent, software packaging costs, which include product media, duplication and documentation. Costs of product can fluctuate depending on which software applications are licensed to our customers, the third party software, if any, which is licensed by the end user from us as part of our software applications and the dollar amount of orders for hardware.

Most of the increase in costs of product resulted primarily from a $457,000 increase in hardware costs from $1.8 million to $2.3 million for the three months ended June 30, 2008 and a $984,000 increase in hardware costs from $3.0 million to $4.0 million for the six months ended June 30, 2008 compared to the same periods in 2007.

Costs of services consist primarily of compensation expenses for technical support, educational and professional services personnel and other costs associated with supporting our partners and customers. These expenses increased primarily due to a $763,000 increase in compensation expense as a result of an 18% staffing increase in our services personnel for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, and a $1.8 million increase as a result of an 18% staffing increase for the six months June 30, 2008 compared to the six months ended June 30, 2007. Depreciation expense increased $127,000 and $270,000 for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. During the six months ended June 30, 2008, travel and related expenses increased $160,000 compared to the six months ended June 30, 2007, which increase was offset by a $400,000 decrease in outsourced services. The need for outsourced services decreased as we increased the number of professional services staff.

Gross Profit	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	($ in thousands)
Gross profit	$20,613	$18,490	$41,069	$35,540
Change from prior year period	11%	32%	16%	29%
Percentage of total revenues	67%	68%	68%	69%

Gross profit as a percentage of total revenues decreased slightly during the three and six months ended June 30, 2008, compared to the same periods in 2007, primarily due to additional costs of product as discussed previously. The gross margin on our hardware sales is less than the gross margin on our software licenses; therefore, as we continue to sell more hardware such as media servers and interaction gateways, our total gross margin percentage may decrease compared to historical margins. Gross margins in any particular quarter are dependent upon revenues recognized versus costs of product and costs of services incurred and are expected to vary.

Operating Expenses
Sales and Marketing	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	($ in thousands)
Sales and marketing expenses	$10,142	$8,822	$20,320	$17,476
Change from prior year period	15%	29%	16%	27%
Percentage of total revenues	33%	33%	34%	34%
Percentage of net product revenues	89%	79%	88%	83%

Sales and marketing expenses are comprised primarily of compensation expenses, travel and entertainment expenses and promotional costs related to our sales, marketing, and channel management operations. Compensation expense increased $543,000 and $1.0 million during the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007, which was due in part to a 12% staffing increase in our sales and marketing personnel at June 30, 2008, compared to June 30, 2007. We increased our corporate marketing costs by $149,000 and $585,000 during the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007, which included increased advertising and brand promotions, seminars, web seminars and tradeshows. Travel expenses increased during the second quarter of 2008 by $158,000 compared to the second quarter of 2007 and $181,000 for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Outsourced services, mainly related to marketing efforts, increased $243,000 during the six months ended June 30, 2008 compared to the prior period. Finally, the fees we paid to certain third parties for referring customers increased by $176,000 for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and $299,000 for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The additional increases from the prior periods were related to general corporate expense increases including rent, depreciation and corporate insurance.

Research and Development	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	($ in thousands)
Research and development expenses	$5,336	$4,227	$10,301	$8,124
Change from prior year period	26%	28%	27%	27%
Percentage of total revenues	17%	16%	17%	16%

Research and development expenses are comprised primarily of compensation and depreciation expenses. Research and development expenses increased during the three months ended June 30, 2008, as compared to the same period in 2007, primarily due to an increase in compensation expense of $906,000, resulting from a 26% staffing increase in our research and development personnel at June 30, 2008 compared to June 30, 2007 and increased compensation expense of $1.7 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Of the new hires, 18 were summer internship students. Depreciation expense increased $147,000 and $258,000 for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. Allocated general corporate expenses such as rent, communication and office expenses also increased.

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

General and Administrative	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	($ in thousands)
General and administrative expenses	$3,882	$3,285	$7,709	$6,350
Change from prior year period	18%	16%	21%	18%
Percentage of total revenues	13%	12%	13%	12%

General and administrative expenses are comprised of compensation expense and general corporate expenses that are not allocable to other departments including legal and other professional fees and bad debt expense. General and administrative expenses increased during the three and six months ended June 30, 2008, as compared to the same periods in 2007, primarily due to an increase in compensation expense of $280,000 and $615,000 for the three and six months ended June 30, 2008, respectively, compared to same periods in 2007. This increase was the result of a 12% staffing increase in our general and administrative personnel as of June 30, 2008 compared to June 30, 2007.

Other Income (Expense)

Interest Income, Net	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	($ in thousands)
Cash, cash equivalents and short-term investments (average)	$49,544	$31,828	$47,989	$29,615
Interest income	344	384	803	856
Return on investment (annualized)	2.8%	4.8%	3.4%	5.8%

Interest earned on investments during the three and six months ended June 30, 2008, compared to the same periods in 2007, decreased slightly due to lower interest rates as a result of decreases in interest yields on investments. We continue to monitor the allocation of funds in which we have invested to maximize our return on investment within our established investment policy. We had short-term investments of $14.0 million as of June 30, 2008, compared to $17.0 million as of December 31, 2007. We do not have any investments in subprime assets.

Other Income (Expense), Net	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	($ in thousands)
Other income (expense), net	$(52)	$(42)	$45	$(98)

Other income (expense), net includes foreign currency transaction gains and losses, as well as foreign tax withholdings. These amounts depend on the amount of revenue that is generated in certain international currencies, particularly the Euro, and the exchange gain or loss that results from foreign currency disbursements and receipts. The income for the three and six months ended June 30, 2008 consisted of $50,000 and $259,000 in gains related to foreign currency transactions, respectively, offset by $102,000 and $214,000, respectively, in foreign tax withholdings. For the three and six months ended June 30, 2007, the majority of the amounts related to foreign tax withholdings.

Income tax expense	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	($ in thousands)
Income tax expense	$(700)	$(103)	$(1,625)	$(200)

In the fourth quarter of 2007, we recorded an income tax benefit of $8.1 million to reduce the valuation allowance of the deferred tax assets at December 31, 2007. As a result, we began recording income tax expense in the first quarter of 2008. We incurred $700,000 and $1.6 million of income tax expense during the three and six months ended June 30, 2008, respectively; however, only $44,000 and $148,000 of the income tax expense recorded for the three and six months ended June 30, 2008, respectively, is expected to result in cash payments and the remainder was the impact of utilizing the deferred tax assets.

We had over $45.5 million of tax net operating loss carryforwards and $1.6 million in tax credit carryforwards at December 31, 2007. Included in the net operating loss carryforwards was $23.1 million of operating losses that were generated as a result of compensation for tax purposes for stock option exercises. In accordance with SFAS 123R, these stock option compensation deductions have not been recognized for financial reporting purposes because they have not yet reduced taxes payable. The tax benefit of these deductions will be primarily recorded as a credit to additional paid-in capital if and when realized. The effective income tax rate was 45% as of June 30, 2008. However, due to the tax net operating loss carryforwards, the tax credit carryforwards and stock option related compensation deductions, we do not expect to have a significant cash outlay to pay income taxes in 2008.

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

On October 31, 2007, our shelf registration statement on Form S-3, as amended, was declared effective by the SEC. This registration statement allows us to offer and sell up to 3,000,000 shares of our common stock, and allows Donald E. Brown, our Chairman of the Board, President and CEO, to sell up to 1,000,000 shares of our common stock that he owns, from time to time in one or more transactions. The offer and sale of any shares of our common stock under the shelf registration statement remains at the discretion of our Board of Directors, and there is no assurance that we would be able to complete any such offering of our common stock.

On July 28, 2008, we announced the approval of a share repurchase program by our Board of Directors. Under the share repurchase program, we may purchase our common stock for up to a maximum aggregate purchase price of $10 million from time to time over the next year. Any repurchases that we make will be made using our cash resources.

Our liquidity position at June 30, 2008 and December 31, 2007 was as follows:

	June 30,	December 31,
	2008	2007
	($ in thousands)
Cash and cash equivalents	$35,684	$29,359
Short-term investments	13,967	16,968
Liquidity, net	$49,651	$46,327

The amount that we report as cash and cash equivalents or as short-term investments fluctuates depending on investing decisions in each period. Purchases of short-term investments and property and equipment are reported as a use of cash and the related receipt of proceeds upon maturity of investment is reported as a source of cash.

During the six months ended June 30, 2008 and 2007, our operating activities resulted in net cash provided of $6.8 million and $6.9 million, respectively.

Net cash used in investing activities was $1.0 million and $3.3 million during the six months ended June 30, 2008 and 2007, respectively. We purchased property and equipment with a cost of $4.0 and $2.6 million during the six months ended June 30, 2008 and 2007, respectively. During the last two years, we have opened or expanded offices domestically and internationally, including one floor of an office building next to our headquarters. As staffing increases, our property and equipment becomes obsolete and our operations continue to increase, we anticipate that our purchases of property and equipment will continue to increase in future periods.

Net cash provided by financing activities was $573,000 and $1.3 million for the six months ended June 30, 2008 and 2007, respectively. The decrease in cash provided was mainly due to lower proceeds from stock options that were exercised during the six months ended June 30, 2008 compared to the same period in 2007.

As of June 30, 2008, there have been no material changes in our contractual obligations as set forth in the Contractual Obligations table disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Off-Balance Sheet Arrangements

Except as set forth in the Contractual Obligations table disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as of June 30, 2008.

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

We develop software application products in the United States and license our products worldwide. As a result, our financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in certain markets. We transact business in certain foreign currencies including the British pound and the Euro. However, as a majority of the orders we receive are denominated in United States dollars, a strengthening of the dollar could make our products more expensive and less competitive in foreign markets. We have not historically used foreign currency options or forward contracts to hedge our currency exposures because of variability in the timing of cash flows associated with our larger contracts. We did not have any such hedge instruments in place at June 30, 2008. Rather, we attempt to mitigate our foreign currency risk by generally transacting business and paying salaries in the functional currency of each of the major countries in which we do business, thus creating natural hedges. Additionally, as our business matures in foreign markets, we may offer our products and services in certain other local currencies. As a result, foreign currency fluctuations would have a greater impact on our company and may have an adverse effect on our results of operations. Historically, our gains or losses on foreign currency exchange translations have been immaterial to our consolidated financial statements.

We invest cash balances in excess of operating requirements in short-term securities that generally have maturities of one year or less. The carrying value of these securities approximates market value, and there is no long-term interest rate risk associated with these investments.

Item 4.	Controls and Procedures.

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008 pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition and results of operations. During the three months ended June 30, 2008, there were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Shareholders on May 30, 2008. At that meeting, our shareholders:

•	reelected Donald E. Brown, M.D. and Richard A. Reck as Directors of the Company for three-year terms or until their successors are elected and have qualified and

•
approved an amendment to our 2006 Equity Incentive Plan that a) increased the total number of shares of our common stock available for issuance by 900,000 from 1,250,000 shares to 2,150,000 shares and b) revised certain definitions and payment provisions to comply with the final IRS regulations under Section 409A of the Internal Revenue Code of 1986, as amended.

The final results of the votes taken at the annual meeting were as follows:

	Votes FOR	Votes WITHHELD
Election of Directors:
Donald E. Brown, M.D.	15,877,727	343,093
Richard A. Reck	15,631,608	589,212

	Votes FOR	Votes AGAINST	Votes ABSTAINED	Broker Non-Votes
Vote on Proposal:
To approve the amendment to the Interactive Intelligence, Inc. 2006 Equity Incentive Plan	7,106,306	5,470,762	17,533	3,626,219

In addition, the following Directors also have terms in office that continue until the annual meeting of shareholders in the year indicated:

Director	Year
Edward L. Hamburg, Ph.D.	2009
Samuel F. Hulbert, Ph.D.	2009

Michael C. Heim	2010
Mark E. Hill	2010

Item 6.	Exhibits.

(a)	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Restated Articles of Incorporation of the Company, as currently in effect	S-1 (Registration No. 333-79509)	3.1	5/28/1999

3.2	Amended By-Laws of the Company, as currently in effect	8-K	3.2	8/21/2007

10.33	Interactive Intelligence, Inc. 2006 Equity Incentive Plan, As Amended May 30, 2008	8-K	10.33	6/4/2008

10.38	Form of Non-Employee Director Change of Control Agreement dated May 29, 2008 by and between Interactive Intelligence, Inc. and each of Michael C. Heim and Samuel F. Hulbert, Ph.D.	10-Q	10.38	8/9/2007

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of the Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of the Chief Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Interactive Intelligence, Inc. (Registrant)

Date: August 8, 2008	By:	/s/ Stephen R. Head
Stephen R. Head Chief Financial Officer, Vice President of Finance and Administration, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)