Form 10-Q
period 2008-09-30
INTERACTIVE INTELLIGENCE INC
filed 2008-11-06
CIK 1083318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

____________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑No *

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	*	Accelerated filer	☑

Non-accelerated filer	* (Do not check if a smaller reporting company)	Smaller reporting company	*

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes * No ☑

As of October 31, 2008, there were  17,051,677 shares outstanding of the registrant’s common stock, $0.01 par value.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements.

Interactive Intelligence, Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2008 and December 31, 2007
(In thousands, except share and per share amounts)

	September 30, 2008	December 31, 2007
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$34,476	$29,359
Short-term investments	14,845	16,968
Accounts receivable, net of allowance for doubtful accounts of $904 at September 30, 2008 and $1,076 at December 31, 2007	25,231	27,527
Deferred tax assets, net	5,833	5,833
Prepaid expenses	5,297	5,501
Other current assets	2,513	1,414
Total current assets	88,195	86,602
Property and equipment, net	11,091	6,932
Deferred tax assets, net	5,735	7,520
Other assets, net	2,781	2,384
Total assets	$107,802	$103,438

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$12,856	$9,594
Accrued compensation and related expenses	3,589	4,381
Deferred product revenues	5,104	6,843
Deferred services revenues	28,611	28,711
Total current liabilities	50,160	49,529
Noncurrent deferred services revenues	6,151	5,290
Total liabilities	56,311	54,819

Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	--	--
Common stock, $0.01 par value: 100,000,000 shares authorized; 17,749,984 issued and outstanding at September 30, 2008 and 17,901,084 issued and outstanding at December 31, 2007	177	179
Treasury stock	(3,357)	--
Additional paid-in capital	82,750	79,405
Accumulated deficit	(28,079)	(30,965)
Total shareholders’ equity	51,491	48,619
Total liabilities and shareholders’ equity	$107,802	$103,438

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.
Condensed Consolidated Statements of Income (unaudited)
For the Three and Nine Months Ended September 30, 2008 and 2007
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Product	$14,687	$15,526	$44,853	$42,484
Services	15,369	13,676	45,296	38,141
Total revenues	30,056	29,202	90,149	80,625
Cost of revenues:
Product	3,702	4,232	10,741	10,173
Services	6,059	5,533	18,044	15,475
Total cost of revenues	9,761	9,765	28,785	25,648
Gross profit	20,295	19,437	61,364	54,977
Operating expenses:
Sales and marketing	9,569	9,286	29,889	26,762
Research and development	5,801	4,348	16,102	12,472
General and administrative	3,560	3,310	11,269	9,660
Total operating expenses	18,930	16,944	57,260	48,894
Operating income	1,365	2,493	4,104	6,083
Other income (expense):
Interest income, net	329	412	1,132	1,268
Other income (expense), net	(71)	29	(26)	(69)
Total other income, net	258	441	1,106	1,199
Income before income taxes	1,623	2,934	5,210	7,282
Income tax benefit (expense)	(699)	37	(2,324)	(163)
Net income	$924	$2,971	$2,886	$7,119

Net income per share:
Basic	$0.05	$0.17	$0.16	$0.41
Diluted	0.05	0.15	0.15	0.37

Shares used to compute net income per share:
Basic	17,976	17,461	17,969	17,388
Diluted	18,855	19,407	19,059	19,336

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.
Condensed Consolidated Statement of Shareholders’ Equity (unaudited)
For the Nine Months Ended September 30, 2008
(In thousands)

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balances, December 31, 2007	17,901	$179	$79,405	$--	$(30,965)	$48,619
Issuances of common stock	15	--	205	--	--	205
Exercise of stock options	187	2	715	98	--	815
Stock-based compensation	--	--	2,315	--	--	2,315
Stock option income tax benefits	--	--	177	--	--	177
Purchase of treasury stock	(353)	(4)	--	(3,455)	--	(3,459)
Comprehensive income:
Net income	--	--	--	--	2,886	2,886
Net unrealized investment loss	--	--	(67)	--	--	(67)
Total comprehensive income	--	--	(67)	(3,357)	2,886	2,819
Balances, September 30, 2008	17,750	$177	$82,750	$(3,357)	$(28,079)	$51,491

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
For the Nine Months Ended September 30, 2008 and 2007
(In thousands)

	Nine Months Ended September 30,
	2008	2007
Operating activities:
Net income	$2,886	$7,119
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,621	1,941
Stock-based compensation expense	2,315	2,286
Deferred income tax	1,785	--
Accretion of investment income	(104)	(317)
Excess tax benefits from stock-based payment arrangements	(177)	--
Changes in operating assets and liabilities:
Accounts receivable	2,296	(8,191)
Prepaid expenses	204	(617)
Other current assets	(1,099)	216
Other assets	(397)	(49)
Accounts payable and accrued liabilities	2,845	1,192
Accrued compensation and related expenses	(792)	662
Deferred product revenues	(1,505)	908
Deferred services revenues	527	4,682
Net cash provided by operating activities	11,405	9,832

Investing activities:
Sales of available-for-sale investments	20,050	18,115
Purchases of available-for-sale investments	(17,890)	(15,192)
Purchases of property and equipment	(6,186)	(3,601)
Acquisition of professional services division	--	(1,033)
Net cash used in investing activities	(4,026)	(1,711)

Financing activities:
Proceeds from stock options exercised	717	1,628
Proceeds from issuance of common stock	205	150
Excess tax benefits from stock-based payment arrangements	177	--
Repurchase of treasury stock	(3,361)	--
Net cash provided by (used in) financing activities	(2,262)	1,778

Net increase in cash and cash equivalents	5,117	9,899
Cash and cash equivalents, beginning of period	29,359	13,531
Cash and cash equivalents, end of period	$34,476	$23,430

Cash paid during the period for:
Income taxes	$195	$147

Other non-cash item:
Purchases of property and equipment payable at end of period	$594	$--

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2008 and 2007 (unaudited)

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

The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, at the respective balance sheet dates, and the reported amounts of revenues and expenses during the respective reporting periods. Despite management’s best effort to establish good faith estimates and assumptions, actual results could differ from these estimates. In management’s opinion, the Company’s accompanying condensed consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature, except as otherwise noted) for the fair presentation of the results of the interim periods presented.

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

During the fourth quarter of 2007, the Company identified an error that affected amounts previously reported on its Quarterly Reports on Form 10-Q for the first three 2007 quarterly periods.  During the first three 2007 quarterly periods, the Company deferred maintenance and support revenues based on an assumed 18 month maintenance and support period, but in certain cases the actual support period was less than the maximum period. With respect to the three and nine months ended September 30, 2007, the Company under-recognized product revenues in the amount of $494,000 and $744,000, respectively, and related commission expenses during the same periods were also under-recognized by $54,000 and $82,000, respectively. This error did not have a material impact on results previously reported.

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

During the nine months ended September 30, 2008, there were no material changes to the Company’s significant accounting policies or critical accounting estimates other than the recent accounting pronouncements discussed below.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP. SFAS 162 will be effective beginning November 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 162 on its consolidated financial statements.

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company elected a partial deferral of SFAS 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment. See Note 3 for further information and related disclosures regarding the Company’s fair value measurements. Upon adoption of FSP 157-2, there was no material impact on the Company’s condensed consolidated financial statements.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP 157-3”), which clarifies the application of SFAS 157 in an inactive market. FSP 157-3 explains that when relevant and observable market information is not available to determine the measurement of an asset’s fair value, management must use their judgment about the assumptions a market participant would use in pricing the asset in a current sale transaction.  Appropriate risk adjustments that a market participant would use must also be taken into account when determining the fair value. Application of this guidance should be accounted for as a change in estimate and FSP 157-3 was effective upon issuance. Upon adoption of FSP 157-3, there was no material impact on the Company’s condensed consolidated financial statements.

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

The Company’s assets that are measured at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.  The types of instruments valued based on quoted market prices in active markets include most money market securities and equity investments.  Such instruments are generally classified within Level 1 of the fair value hierarchy.  The Company invests in money market funds that are traded daily and does not adjust the quoted price for such instruments.  The types of instruments valued based on quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include the Company’s corporate notes, commercial paper, asset-backed securities and certificates of deposits.  Such instruments are generally classified within Level 2 of the fair value hierarchy.  The Company uses consensus pricing, which is based on multiple pricing sources, to value its fixed income investments.

The following table sets forth a summary of the Company’s financial assets, classified as cash and cash equivalents and short-term investments on its condensed consolidated balance sheet, measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash & cash equivalents:
Money Market Funds	$24,151	$24,151	$--	$--

Short-term investments:
Corporate Notes	$6,690	$--	$6,690	$--
Commercial Paper	6,355	--	6,355	--
Asset-Backed Securities	800	--	800	--
Certificates of Deposits	1,000	--	1,000	--
Total	$14,845	$--	$14,845	$--
4.	NET INCOME PER SHARE

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income, as reported (A)	$924	$2,971	$2,886	$7,119

Weighted average shares of common stock outstanding (B)	17,976	17,461	17,969	17,388
Dilutive effect of employee stock options	879	1,946	1,089	1,948
Common stock and common stock equivalents (C)	18,855	19,407	19,059	19,336

Net income per share:
Basic (A/B)	$0.05	$0.17	$0.16	$0.41
Diluted (A/C)	0.05	0.15	0.15	0.37

The Company’s calculation of diluted net income per share for the three months ended September 30, 2008 and 2007 excludes stock options to purchase approximately 1.6 million and 756,000 shares of the Company’s common stock, respectively, and diluted net income per share for the nine months ended September 30, 2008 and 2007 excludes stock options to purchase approximately 1.3 million and 618,000 shares of the Company’s common stock, respectively, as their effect would be antidilutive.

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

The Company currently issues two types of stock options: (1) non-executive employee and director grants and (2) executive officer and sales management grants. Stock options granted to non-executive employees and directors are subject only to time-based vesting. The fair value of these option grants is determined on the date of grant and the related compensation expense is recognized for the entire award on a straight-line basis over the vesting period.

Performance-based stock options are typically granted to executive officers and certain sales management during the first quarter of the year with the grants subject to cancellation if specified performance targets, as approved by the Company’s Compensation Committee, are not achieved. If the applicable performance targets have been achieved, the options will vest in four equal annual installments beginning one year after the performance-related year has ended.

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

Stock-Based Compensation Expense Information

The following table summarizes the allocation of stock-based compensation expense related to employee and director stock options under SFAS No. 123 (revised 2004), Share-Based Payment, and the guidance of Staff Accounting Bulletin No. 107, as amended by Staff Accounting Bulletin No. 110, for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Stock-based compensation expense by category:
Cost of services	$13	$70	$154	$184
Sales and marketing	132	313	876	943
Research and development	205	157	637	419
General and administrative	89	272	648	739
Total stock-based compensation expense	$439	$812	$2,315	$2,285

During the third quarter of 2008, the Company determined that it was improbable that the performance targets for any of the executive and certain sales management performance-based awards granted at the beginning of 2008 would be met. Therefore, during the third quarter of 2008, the Company stopped accruing stock option expense and reversed stock option expense recorded in previous periods of $432,000 related to these performance-based options.

Valuation Assumptions

The Company estimated the fair value of stock options using the Black-Scholes valuation model. There were no material changes in the way the assumptions were calculated, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.  The weighted-average estimated per option value of options granted to employees and directors for the nine months ended September 30, 2008 and September 30, 2007 used the following assumptions:

	Nine months ended September 30,	Nine months ended September 30,
Valuation assumptions for non-executive officer and director options:	2008	2007
Dividend yield	--%	--%
Expected volatility	63.21 - 65.72%	61.18 - 63.85%
Risk-free interest rate	2.22 – 3.34%	4.15 – 5.02%
Expected life of option (in years)	4.25 years	4.25 years

	Nine months ended September 30,	Nine months ended September 30,
Valuation assumptions for executive officer options:	2008	2007
Dividend yield	--%	--%
Expected volatility	63.66%	67.27%
Risk-free interest rate	2.39%	4.48%
Expected life of option (in years)	4.75 years	4.75 years

Stock Option Activity

The following table sets forth a summary of option activity for the nine months ended September 30, 2008:

	As of September 30, 2008
	Options	Weighted- Average Exercise Price

Balances, beginning of year	3,232,483	$8.71
Options granted	588,065	15.22
Options exercised	(186,883)	4.35
Options cancelled	(59,000)	12.73
Options outstanding, nine months ended	3,574,665	9.94
Option price range	$2.51 - 50.50
Weighted-average fair value of options granted during the nine months ended	$7.80
Options exercisable	2,087,516	$7.36
Options available for grant	1,133,719

6.	STOCK REPURCHASE PROGRAM

On July 28, 2008, the Company’s Board of Directors approved a share repurchase program to facilitate the repurchase of its common stock over the course of one year.  Under this program, the Company may purchase shares of its common stock up to a maximum aggregate purchase price of $10 million. Repurchases may be made from time to time in the open market and in privately negotiated transactions, based on business and market conditions under plans designed to comply with Rule 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. The program may be amended, suspended or discontinued at any time and does not commit the Company to repurchase shares of its common stock.  Any shares acquired will be available for stock-based compensation awards and other corporate purposes.

During the three months ended September 30, 2008, the Company repurchased 353,000 shares of its common stock at an aggregate cost of $3.4 million. As of September 30, 2008, approximately $6.6 million was available for future repurchases. Through October 31, 2008, the Company has repurchased 1.1 million shares at an aggregate cost of $9.0 million. Approximately $1.0 million was available for future repurchases as of October 31, 2008.

7.	CONCENTRATION OF CREDIT RISK

No customer or partner accounted for 10% or more of the Company’s accounts receivable as of September 30, 2008 or December 31, 2007. In addition, no customer or partner accounted for 10% or more of the Company’s revenues for the three and nine months ended September 30, 2008 and 2007. The Company manages its operations as a single segment for purposes of assessing performance and making operating decisions.

8.	COMMITMENTS AND CONTINGENCIES

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

In November 2002, the Company received a notification from the French government as a result of a tax audit that had been conducted encompassing the years 1998, 1999, 2000 and 2001. In December 2005, the Company received an additional notification from the French government as a result of an updated tax audit that they conducted, which included the years 2002, 2003 and 2004.   Both of these assessments claim various taxes are owed related to Value Added Tax (“VAT”) and corporation taxes in addition to what has previously been paid and accrued.  As of September 30, 2008, the assessment related to VAT for all years encompassed in the audit was approximately $6 million and the assessment related to corporation taxes was approximately $719,000.  As of September 30, 2008 and December 31, 2007, the Company has recorded an accrual for an amount it deems probable of payment for the corporation tax assessment. No accrual has been made by the Company with respect to the VAT assessment.  In addition, the Company has filed for VAT refunds in France of more than $600,000, which the Company has not recorded as a receivable.

The Company is negotiating with the French Taxing Authorities to settle the dispute.  During the negotiations, the French Taxing Authorities indicated that the Company would receive a VAT refund in return for paying all the VAT owed.  The Company has agreed to offset the VAT refund it would receive with the VAT expense that the French Taxing Authorities claim the Company owes.  A condition of the negotiated settlement includes the French Taxing Authorities releasing a portion of the $600,000 in VAT refunds the Company has already claimed.  Due to the uncertainty of this situation, the Company has made no additional accruals for gain or loss contingencies related to the VAT and corporation taxes during the three and nine months ended September 30, 2008.  The Company believes that the matters should be settled within the first half of 2009, however the outcome is difficult to predict and could change.

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

Lease Commitment

The Company leases its world headquarters building under an operating lease agreement (“World Headquarters Lease”), which expires on March 31, 2018. The 120,000 square foot building is located in Indianapolis, Indiana. In addition, on June 19, 2007 and March 14, 2008, the Company entered into the third and fourth amendments, respectively, of its World Headquarters Lease under which the current leased space is to be expanded in three installments through March 2009 totaling approximately 80,000 square feet in an office building that is adjacent to the Company’s world headquarters. Rent payments for the expanded space commenced in March 2008. In October 2008 the Company entered into a fifth amendment of its World Headquarters Lease under which the current leased space in an office building adjacent to the Company’s world headquarters is to be expanded by 300 square feet. Rent payments for this space commenced in September 2008. In consideration for entering into the amendments, the landlord paid the Company a total discretionary allowance of $478,000. The allowance, which the Company intends to use for certain costs associated with its world headquarters building and/or the additional space, as defined in the amendment, will be recognized as a reduction of rent expense over the term of the World Headquarters Lease.

Other Contingencies

The Company has received and may continue to receive certain state and local payroll tax credits and real estate tax abatements that were granted to the Company based upon certain growth projections. If the Company’s actual results are less than those projections, the Company may be subject to repayment of some or all of the payroll tax credits or payment of additional real estate taxes in the case of the abatements. The Company does not believe that it will be subject to payment of any money related to these taxes, however the Company cannot provide assurance as to the outcome.

9.	INCOME TAXES

The following table is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate, 35%, on income before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Expected income tax expense	$(568)	$(1,027)	$(1,824)	$(2,549)
State taxes, net of federal benefit	(81)	(147)	(261)	(364)
Non-deductible stock-based compensation expense	(137)	(165)	(481)	(506)
Non-deductible meals and entertainment expense	(37)	(37)	(112)	(98)
Research and experimentation tax credit	169	54	169	162
Change in deferred tax asset valuation allowance	--	1,359	--	3,192
Other	(45)	--	185	--
Income tax benefit (expense)	$(699)	$37	$(2,324)	$(163)

Upon adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109, the Company has identified an uncertain tax position related to the tax credits that the Company currently believes meets the “more likely than not” recognition threshold to be sustained upon examination. Prior to the fourth quarter of 2007, this uncertain tax position had not been recognized because the Company had a valuation allowance established. The balance of the unrecognized tax benefit was approximately $328,000 at December 31, 2007 and, if recognized, would impact the effective tax rate. As of September 30, 2008, the unrecognized tax benefit has not changed.

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

•           Financial Highlights

•           Historical Results of Operations

•           Liquidity and Capital Resources

•           Critical Accounting Policies and Estimates

Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q contain “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended) that involves risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can often be identified by their use of such verbs as “expects”, “anticipates”, “believes”, “intend”, “plan”, “may”, “should”, “will”, “would”, “will be”, “will continue”, “will likely result”, or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, unstable economic conditions, rapid technological changes in the industry; our ability to maintain profitability, to manage successfully our growth and increasingly complex third party relationships, to maintain successful relationships with our current and any new partners, to maintain and improve our current products and to develop new products and to protect our proprietary rights adequately; and other factors set forth in our Securities and Exchange Commission (“SEC”) filings, including the Item 1A “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

We are a leading provider of software applications for contact centers and we are leveraging that leadership position to provide mission-critical Voice over Internet Protocol (“VoIP”) applications to enterprises. Our solutions are installed by customers in a wide range of industries including, but not limited to, financial institutions, higher education, healthcare, retail, technology, government, business services and increasingly for the remote and mobile workforce.  We also offer a pre-integrated all-software Internet Protocol Private Branch Exchange (“IP PBX”) system, a phone and communications solution for mid- to large-sized enterprises that rely on the Microsoft Corporation (“Microsoft”) platform. We offer innovative software products and services for multi-channel contact management, business communications, messaging, and VoIP solutions supported on the Session Initiation Protocol (“SIP”) global communications standard. Many of our solutions can be deployed at the customer’s site or can be provided in a Software as a Service (“SaaS”) model.

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

		Increase
Period	Revenues	(Decrease)%
Three Months Ended:
September 30, 2008	$30.1	(2)%
June 30, 2008	30.6	4%
March 31, 2008	29.5	1%
December 31, 2007	29.3	0%
September 30, 2007	29.2	8%

Year Ended December 31:
2007	$109.9	32%
2006	83.0	32%
2005	62.9	14%

Product orders in the first quarter of 2008 were up 39% compared to the same period in 2007.  Product orders were down 13% and 4% in the second and third quarters of 2008, respectively, compared to the same periods in 2007. We have received increased orders from new customers each of the first three quarters of 2008 compared to 2007; however, orders from existing customers decreased as many existing customers limited expansions of our systems in response to economic conditions. Product revenues may fluctuate from quarter to quarter depending on the mix of orders between perpetual licenses and annually renewable licenses.

During the three and nine months ended September 30, 2008, service revenues increased, compared to the same periods in 2007, as a result of our growing installed base of customers, both in number and dollar amount of licenses, and the revenue recognition of related annual license renewal fees and support fees for perpetual licenses. This increase was also due to an increase in revenues from education and SaaS, as more partners and customers participated in our globally expanding training sessions and more customers purchased our SaaS solution.

Operating expenses increased in the three and nine months ended September 30, 2008, compared to the same periods in 2007, primarily due to increases of $1.6 million and $6.4 million, respectively, in salaries related to growth of 14% in our worldwide staff.  Operating expenses also increased due to an increase in referral fees and foreign exchange losses for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007. Referral fees are fees paid to certain third parties for customer referrals related to product sales; foreign exchange gains and losses relate to the exchange gain or loss that results from foreign currency receipts. General corporate allocable costs, which include rent, insurance and depreciation increased for the three and nine months ended September 30, 2008 compared to the same periods in 2007 due to additional offices opening in 2008.  In March 2008, we relocated staff from another facility into one floor of a new building adjacent to our world headquarters and in September 2008 we expanded into an additional floor in the same building. We have also opened or expanded offices domestically and internationally.

Research and development expense increased for the three and nine months ended September 30, 2008 compared to the same periods in 2007 by $1.4 million and $3.6 million, respectively. We continue to believe that investment in research and development, even in these uncertain economic conditions, is critical to extending our competitive position in the marketplace and accelerating our future growth.

On July 28, 2008, our Board of Directors approved a share repurchase program. Under the share repurchase program, we may purchase our common stock for up to a maximum aggregate purchase price of $10 million from time to time over the next year During the three months ended September 30, 2008, we repurchased 353,000 shares of our common stock for an aggregate cost of $3.4 million at an average price of $9.82 per share. We did not repurchase any of our common stock during 2007.

During the nine months ended September 30, 2008, stock option expense increased by $29,000 compared to the nine months ended September 30, 2007. Although the expense in total did not materially change, the quarter to quarter expenses did. During the first three quarters of 2008, stock option expense amounted to $932,000, $944,000 and $439,000, respectively. Stock option expense for the first three quarters in 2007 was $668,000, $806,000 and $812,000, respectively. The greatest variance occurred during the third quarter of 2008, compared to the third quarter of 2007. This difference was due to the fact that the company stopped accruing stock option expense and reversed the expense recorded in previous periods related to certain performance-based options as it was determined that it was improbable that the performance targets would be met.

We have seen a slowdown in orders during the last three quarters due to the current economic conditions. We plan to carefully monitor expenses until the order volume increases on a year-over-year basis.

Historical Results of Operations

The following table presents certain financial data, derived from our unaudited statements of income, as a percentage of total revenues for the periods indicated. The operating results for the three and nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results that may be expected for the full year or for any future period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Product	49%	53%	50%	53%
Services	51	47	50	47
Total revenues	100	100	100	100
Cost of revenues:
Product	12	14	12	13
Services	20	19	20	19
Total cost of revenues	32	33	32	32
Gross profit	68	67	68	68
Operating expenses:
Sales and marketing	32	32	33	33
Research and development	19	15	18	16
General and administrative	12	11	12	12
Total operating expenses	63	58	63	61
Operating income	5	9	5	7
Other income (expense):
Interest income, net	1	1	1	2
Other income (expense), net	--	--	--	--
Total other income	1	1	1	2
Income before income taxes	6	10	6	9
Income tax expense	(3)	--	(3)	--
Net income	3%	10%	3%	9%

Comparison of Three and Nine Months Ended September 30, 2008 and 2007

Revenues
	Three Months Ended		Nine Months Ended
Product Revenues	September 30,		September 30,
	2008	2007	2008	2007
	($ in thousands)
Product revenues	$14,687	$15,526	$44,853	$42,484
Change from prior year period	(5)%	30%	6%	40%
Percentage of total revenues	49%	53%	50%	53%

Product revenues, which include software and hardware, decreased $839,000 during the three months ended September 30, 2008 compared to the same period in 2007, primarily because our existing customers are not licensing as many additional users or expanding functionality of our systems compared to the prior year. In the three months ended September 30, 2008, orders from existing customers decreased by 20% compared to our existing customer orders in the same period in 2007. This decrease was substantially offset by a 25% increase in orders from new customers in the three months ended September 30, 2008 compared to the same period in 2007.

Product revenues increased $2.4 million for the nine months ended September 30, 2008 compared to the same period in 2007 due mostly to an increase in the dollar amount of orders received. During the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, we experienced an increase in orders from new customers that more than offset the decrease in orders from existing customers.

Product revenues can fluctuate from quarter to quarter depending on the mix of orders between perpetual licenses and annually renewable licenses. If other revenue recognition criteria are satisfied, we recognize license revenue upfront for perpetual licenses, and we recognize revenue for annually renewable licenses ratably over the term. The impact of the mix of contracts on our product revenues occurs only in the initial year of an order; subsequent renewal fees received for the annually renewable licenses and the renewal support fees for perpetual contracts are allocated entirely to services revenues.

Services Revenues	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	($ in thousands)
Services revenues	$15,369	$13,676	$45,296	$38,141
Change from prior year period	12%	36%	19%	33%
Percentage of total revenues	51%	47%	50%	47%

Services revenues include the portion of the initial license arrangement allocated to maintenance and support revenues from annually renewable and perpetual contracts, license renewals of annually renewable contracts, and support fees for perpetual contracts, as well as professional services, educational services and SaaS offerings.

The increase during the three and nine months ended September 30, 2008 compared to the same periods in 2007 was primarily due to our growing installed base of customers, both in number and dollar amount of licenses, and the revenue recognition of related annual license renewal fees and support fees for perpetual licenses. License renewal and support revenues increased by $1.8 million, or 18%, and $6.4 million, or 23%, during the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. As we sign contracts and install our solutions with new customers, we expect that our services revenues will continue to increase as customers renew licenses and pay for support on our software applications. The actual percentage fee charged for renewal of annually renewable licenses and perpetual support agreements as compared to the initial annually renewable license fee and perpetual license, respectively, is comparable on a relative percentage basis, and therefore, the mix of these types of contracts in the future is not expected to impact our future services revenues.

 During the third quarter of 2008, our professional services revenues decreased $785,000, or 32%, but our educational and SaaS services increased $636,000, or 56%, compared to the same period in 2007. For the nine months ended September 30, 2008, our professional services revenues decreased $1.2 million, or 19%, and education revenues and SaaS services increased $1.8 million, or 54%, compared to the same period in 2007. Professional services revenues fluctuate based on the amount of assistance our customers and partners contract with us for implementation and installation.  Education revenues and SaaS services increased primarily due to more partners and customers attending our globally expanding training sessions and additional SaaS agreements.

Although we have not experienced a significant increase in our customers choosing not to renew their licenses and support fees, if more of our customers choose to not renew, those decisions could have an adverse effect on our future services revenue.

Cost of Revenues	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	($ in thousands)
Cost of revenues:
Product	$3,702	$4,232	$10,741	$10,173
Services	6,059	5,533	18,044	15,475
Total cost of revenues	$9,761	$9,765	$28,785	$25,648
Change from prior year period	0%	49%	12%	58%
Product costs as a % of product revenues	25%	27%	24%	24%
Services costs as a % of services revenues	39%	40%	40%	41%

Costs of product consist of hardware costs, principally for media server and interaction gateway appliances which we have developed; servers, telephone handsets and gateways which we purchase and resell; royalties for third party software and other technologies included in our solutions; personnel costs; and, to a lesser extent, software packaging costs, which include product media, duplication and documentation. Costs of product can fluctuate depending on which software applications are licensed to our customers, the third party software that is licensed by the end user from us as part of our software applications and the dollar amount of orders for hardware.

The decrease in cost of products resulted from an $800,000 decrease in hardware cost of goods sold, partially offset by a $236,000 increase in third party software costs for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. For the nine months ended September 30, 2008, hardware cost of goods sold, royalties and third party software increased in total by $492,000 compared to the nine months ended September 30, 2007.

The cost of services consists primarily of compensation expenses for technical support, educational and professional services personnel and other costs associated with supporting our partners and customers. The cost of services increased primarily due to a $254,000 increase in services compensation expense as a result of a 7% staffing increase for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Depreciation expense increased $86,000 for the three months ended September 30, 2008, compared to the same period in 2007, due to an increase in fixed assets; and we incurred additional costs of $119,000 related to a professional services implementation.

Compensation expense increased by $1.8 million, which was partially offset by a $434,000 decrease in outsourced services expense for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Depreciation expense increased $314,000 for the nine months ended September 30, 2008, compared to the same period in 2007 due to an increase in fixed assets. SaaS telecommunications expense increased $162,000 for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. The need for outsourced services decreased during the nine months ended September 30, 2008 compared to the prior year as a result of our ability to deliver services using the increased number of our professional services staff.

Gross Profit	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	($ in thousands)
Gross profit	$20,295	$19,437	$61,364	$54,977
Change from prior year period	4%	26%	12%	28%
Percentage of total revenues	68%	67%	68%	68%

Gross profit as a percentage of total revenues increased slightly during the three months ended September 30, 2008, and remained consistent during the nine months ended September 30, 2008, compared to the same periods in 2007. Gross margins in any particular quarter are dependent upon revenues recognized versus costs of product and costs of services incurred and are expected to vary.

Operating Expenses
Sales and Marketing	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	($ in thousands)
Sales and marketing expenses	$9,569	$9,286	$29,889	$26,762
Change from prior year period	3%	23%	12%	26%
Percentage of total revenues	32%	32%	33%	33%
Percentage of net product revenues	87%	82%	88%	83%

Sales and marketing expenses are comprised primarily of compensation expenses, travel and entertainment expenses and promotional costs related to our sales, marketing, and channel management operations. Sales and marketing compensation expense increased $445,000 during the three months ended September 30, 2008 compared to the same period in 2007, due to an 11% staffing increase in sales and marketing personnel and an increase of $131,000 in referral fees. Referral fees are sometimes paid to third parties for customer referrals related to product sales. These increases were partially offset by a decrease in marketing related event costs of $235,000 for the three months ended September 30, 2008 compared to the same period in 2007.

Sales and marketing compensation expense increased $1.5 million during the nine months ended September 30, 2008 compared to the same period in 2007 primarily due to a staffing increase in our sales and marketing personnel as of September 30, 2008 compared to September 30, 2007. In addition, fees paid to certain third parties for customer referrals increased by $437,000 for the nine months ended September 30, 2008 compared to the same period in 2007. Outsourced services, primarily related to assistance with lead generation, increased by $261,000 for the nine months ended September 30, 2008 compared to the same period in 2007, which related mainly to an increase in marketing efforts. Corporate marketing expenses increased by $226,000 for the nine months ended September 30, 2008 compared to the same period in 2007 due to an increase in advertising, public relations, and marketing related events from efforts to continue to increase our brand awareness and distribution.

Research and Development	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	($ in thousands)
Research and development expenses	$5,801	$4,348	$16,102	$12,472
Change from prior year period	33%	24%	29%	26%
Percentage of total revenues	19%	15%	18%	16%

Research and development expenses are comprised primarily of compensation, rent and depreciation expenses. Research and development expenses increased during the three months ended September 30, 2008, as compared to the same period in 2007, primarily due to an increase in research and development compensation expense of $1.0 million, resulting from a 25% staffing increase in our research and development personnel at September 30, 2008 compared to September 30, 2007. In addition, the allocated rent expense increased by $165,000 due to staff additions in the research and development department and depreciation expense increased $67,000 for the three months ended September 30, 2008 compared to the same period in 2007 due to an increase in property, plant and equipment.

During the nine months ended September 30, 2008, compensation expense increased $2.7 million compared to the nine months ended September 30, 2007 due to the increase in research and development staffing at September 30, 2008 compared to September 30, 2007. For the nine months ended September 30, 2008 compared to the same period in 2007, allocated rent and communication costs increased by $356,000 and $97,000, respectively; depreciation expense increased $220,000; and outsourced services related to the localization of our products increased by $164,000.

We believe that investment in research and development is critical to our future growth and competitive position in the marketplace and is directly related to timely development of new and enhanced solutions that are central to our business. As a result, we expect research and development expenses will increase in future periods.

General and Administrative	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	($ in thousands)
General and administrative expenses	$3,560	$3,310	$11,269	$9,660
Change from prior year period	8%	21%	17%	19%
Percentage of total revenues	12%	11%	13%	12%

General and administrative expenses are comprised of compensation expense and general corporate expenses that are not allocable to other departments, such as legal and other professional fees and bad debt expense. General and administrative expenses increased during the three and nine months ended September 30, 2008, as compared to the same periods in 2007, due to an increase in foreign exchange losses of $178,000 and $120,000, respectively, and an increase in bad debt expense of $100,000 and $97,000, respectively, due to the general economic conditions. Salary expense decreased for the three months ended September 30, 2008 compared to the same period in 2007 by $111,000 mostly due to a decrease in incentive stock option expenses, but increased overall for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 by $509,000. The increase for the nine month period was due to an increase in staffing in the general and administrative department.

Other Income (Expense)

Interest Income, Net	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	($ in thousands)
Cash, cash equivalents and short-term investments (average)	$49,486	$33,261	$47,824	$30,733
Interest income	329	412	1,132	1,268
Return on investment (annualized)	2.66%	4.95%	3.16%	5.50%

Interest earned on investments during the three and nine months ended September 30, 2008, compared to the same periods in 2007, decreased due to lower interest rates as a result of decreases in interest yields on investments. We continue to monitor the allocation of funds in which we have invested to maximize our return on investment while utilizing safe investment alternatives within our established investment policy. We had short-term investments of $14.8 million as of September 30, 2008, compared to $17.0 million as of December 31, 2007. We do not have any investments in subprime assets.

Other Income (Expense), Net	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	($ in thousands)
Other income (expense), net	$(71)	$29	$(26)	$(69)

Other income (expense), net includes foreign currency transaction gains and losses, as well as foreign tax withholdings prior to 2008. Foreign currency transaction gains and losses can fluctuate based on the strength of the dollar, particularly against the Euro and British pound.

During the three months ended September 30, 2008, we determined that we would make an election in our 2008 federal tax return to treat the foreign withholding tax as a credit instead of as a deduction, which has been the historical election. As such, we reversed the expense recorded for the foreign withholding tax in the first two quarters of 2008 totaling $188,000 and have recognized deferred tax assets for the foreign withholding tax credit as of September 30, 2008. Foreign exchange losses increased for the three months ended September 30, 2008, compared to the same period in 2007.

Income tax expense	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	($ in thousands)
Income tax benefit (expense)	$(699)	$37	$(2,324)	$(163)

As a result of our recording an income tax benefit of $8.1 million in December 2007 to reduce the valuation allowance of our deferred tax assets, we began recording income tax expense in the first quarter of 2008. We recorded $699,000 and $2.3 million of income tax expense during the three and nine months ended September 30, 2008, respectively; however, only $64,000 and $212,000 of the income tax expense recorded for the three and nine months ended September 30, 2008, respectively, is expected to result in cash payments, with the remainder representing the impact of utilizing the deferred tax assets.

We had over $45.5 million of tax net operating loss carryforwards and $1.6 million in tax credit carryforwards at December 31, 2007. Included in the net operating loss carryforwards was $23.1 million of operating losses that were generated as a result of compensation for tax purposes for stock option exercises. In accordance with SFAS 123R, these stock option compensation deductions have not been recognized for financial reporting purposes because they have not yet reduced taxes payable. The tax benefit of these deductions will be primarily recorded as a credit to additional paid-in capital if and when realized. The effective income tax rate was 43.9% as of September 30, 2008. However, due to the tax net operating loss carryforwards, the tax credit carryforwards and stock option related compensation deductions, we do not expect to make significant cash payments for income taxes in 2008.

Liquidity and Capital Resources

Our liquidity position at September 30, 2008 and December 31, 2007 was as follows:

	September 30,	December 31,
	2008	2007
	($ in thousands)
Cash and cash equivalents	$34,475	$29,359
Short-term investments	14,845	16,968
Liquidity, net	$49,320	$46,327

We generate cash from the collections we receive related to licensing our contact center and IP-PBX applications and from annual license renewals, maintenance and support and other services revenues. We use cash primarily for paying our employees (including salaries, commissions and benefits), leasing office space, paying marketing and travel expenses, paying vendors for hardware, other services and supplies, purchasing property and equipment and, beginning in the third quarter of 2008, repurchasing our common stock. We continue to be debt free.

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

On July 28, 2008, we announced the approval of a share repurchase program by our Board of Directors. Under the share repurchase program, we may repurchase our common stock for up to a maximum aggregate purchase price of $10 million from time to time over the next year. Any repurchases that we make will be made using our cash resources. During the three months ended September 30, 2008, we repurchased 353,000 shares of our common stock for an aggregate cost of $3.4 million at an average price of $9.82 per share. As of September 30, 2008, we had the authority to purchase an additional $6.6 million of our common stock under the plan approved by the Board of Directors. Through October 31, 2008, the Company has repurchased 1.1 million shares at an aggregate cost of $9.0 million. Approximately $1.0 million was available for future repurchases as of October 31, 2008.

The amount that we report as cash and cash equivalents or as short-term investments fluctuates depending on investing decisions in each period. Purchases of short-term investments and property and equipment are reported as a use of cash and the related receipt of proceeds upon maturity of investment is reported as a source of cash.

During the nine months ended September 30, 2008 and 2007, our operating activities resulted in net cash provided of $11.4 million and $9.8 million, respectively.

Net cash used in investing activities was $4.0 million and $1.7 million during the nine months ended September 30, 2008 and 2007, respectively. We purchased property and equipment with a cost of $6.2 and $3.6 million during the nine months ended September 30, 2008 and 2007, respectively. During the last two years, we have opened or expanded offices domestically and internationally.

Net cash used in financing activities was $2.3 million for the nine months ended September 30, 2008.  Net cash provided by financing activities was $1.8 million for the nine months ended September 30, 2007. The decrease in cash provided was mainly due to the repurchase of our common stock, which began in July 2008.

As of September 30, 2008, there have been no material changes in our contractual obligations as set forth in the Contractual Obligations table disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Off-Balance Sheet Arrangements

Except as set forth in the Contractual Obligations table disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as of September 30, 2008.

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

We develop software application products in the United States and license our products worldwide. As a result, our financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in certain markets. We transact business in certain foreign currencies including the British pound and the Euro. However, as a majority of the orders we receive are denominated in United States dollars, a strengthening of the dollar could make our products more expensive and less competitive in foreign markets. We have not historically used foreign currency options or forward contracts to hedge our currency exposures because of variability in the timing of cash flows associated with our larger contracts. We did not have any such hedge instruments in place at September 30, 2008. Rather, we attempt to mitigate our foreign currency risk by generally transacting business and paying salaries in the functional currency of each of the major countries in which we do business, thus creating natural hedges. Additionally, as our business matures in foreign markets, we may offer our products and services in certain other local currencies. As a result, foreign currency fluctuations would have a greater impact on our company and may have an adverse effect on our results of operations. Historically, our gains or losses on foreign currency exchange translations have been immaterial to our consolidated financial statements.

We invest cash balances in excess of operating requirements in short-term securities that generally have maturities of one year or less. The carrying value of these securities approximates market value, and there is no long-term interest rate risk associated with these investments.

Item 4.	Controls and Procedures.

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008 pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The information set forth in Note 8 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition and results of operations. Except as set forth below, there have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

The Overall Weakened Economic Climate Could Result in Decreased Demand for Our Products and Services.

Our products typically represent substantial capital commitments by customers and involve a potentially long sales cycle. As a result, our operations and performance depend significantly on worldwide economic conditions and their impact on customer purchasing decisions.  In this current weakened economic climate, customers are reviewing the allocation of their capital spending budgets to communication software, services and systems, which may result in our customers delaying and/or reducing their capital spending related to information systems. Some of the factors that could influence the levels of spending by our customers include continuing increases in energy costs, availability of credit, labor and healthcare costs, consumer confidence and other factors affecting spending behavior.  These and other economic factors could have a material adverse effect on demand for our products and services and on our financial condition and operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents a summary of the share repurchases we made during the three months ended September 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2008–July 31, 2008	--	--	--	--
Aug 1, 2008–Aug 31,2008	70,178	$9.73	70,178	$9,332,289
Sept 1, 2008–Sept 30, 2008	283,073	9.84	283,073	$6,559,621
Total	353,251	$9.82	353,251

(1) Represents the number of shares repurchased through our repurchase program authorized by our Board of Directors.

Item 6.	Exhibits.

(a)	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Restated Articles of Incorporation of the Company, as currently in effect	S-1 (Registration No. 333-79509)	3.1	5/28/1999

3.2	Amended By-Laws of the Company, as currently in effect	8-K	3.2	8/21/2007

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of the Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of the Chief Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Interactive Intelligence, Inc. (Registrant)

Date: November 6, 2008	By:	/s/ Stephen R. Head
Stephen R. Head Chief Financial Officer, Vice President of Finance and Administration, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)