Form 10-K
period 2008-12-31
INTERACTIVE INTELLIGENCE INC
filed 2009-03-09
CIK 1083318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☑

Assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing sale price per share of the registrant’s common stock on June 30, 2008 as reported on The NASDAQ Global Market on that date was $161,877,771.

As of February 28, 2009, there were 16,953,058 shares outstanding of the registrant’s common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Form 10-K are incorporated by reference from portions of the registrant’s Proxy Statement for its 2009 Annual Meeting of Shareholders to be held on May 28, 2009, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2008.

TABLE OF CONTENTS

PART I.

SPECIAL NOTE ABOUT FORWARD-LOOKING INFORMATION

Certain statements in this Annual Report on Form 10-K contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended) that involves risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can often be identified by their use of such verbs as “believes”, “intend”, “plan”, “may”, “should”, “will”, “would”, “will be”, “will continue”, or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, those set forth in the Item 1A “Risk Factors” section of this Annual Report on Form 10-K.

ITEM 1. BUSINESS.

Company Overview

Interactive Intelligence, Inc. (“Interactive Intelligence,” “we,” “us” or “our”) was formed in 1994 as an Indiana corporation and maintains its world headquarters and executive offices at 7601 Interactive Way, Indianapolis, IN 46278. Our telephone number is (317) 872-3000. We are located on the web at http://www.inin.com. We file annual, quarterly and current reports, proxy statements and other documents with the United States Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended. These periodic and current reports and all amendments to those reports are available free of charge on the investor relations page of our website at http://investors.inin.com.

Unified Business Communications Solutions

We are a leading provider of software application suites for Voice over Internet Protocol (“VoIP”) business communications and are increasingly leveraging our leadership position in the worldwide contact center market to offer our solutions to enterprises. Businesses, as well as organizations that employ remote and mobile workers, utilize our solutions in industries including, but not limited to, teleservices, financial services (banks, credit unions), insurance, higher education (universities), healthcare, retail, technology, government and business services. For enterprises that rely on the Microsoft® Corporation (“Microsoft”) platform, we offer a pre-integrated all-software Internet Protocol Private Branch Exchange (“IP PBX”) phone and communications system that enables straightforward integration to Microsoft applications for data management. In all, our innovative software products and services are designed expressly for multichannel contact management, business communications and messaging using the Session Initiation Protocol (“SIP”) global communications standard that supports VoIP. To supplement our software solutions, our product lineup includes a full-featured media server, media gateways and SIP proxy for IP-based communications networks and infrastructures. Our customers can deploy our solutions as an on-premise system at their site or as a Communications as a Service (“CaaS”) model offered via our off-site CaaS data center.

Our application-based solutions are integrated on a single software platform. Overall, our platform has been developed to deliver security, broaden integration to business systems and end-user devices, enhance mobility for today’s workforce, scale to thousands of users and more wholly satisfy diverse business communications and interaction management needs in markets for:

•	The Contact Center

•	Enterprise IP Telephony

•	Enterprise Messaging

By implementing our all-in-one solutions, businesses are able to unify multichannel communications media (phone, fax, e-mail and web chat); improve workforce performance, effectiveness and productivity; and more readily adapt to changing market and customer requirements. Organizations in the industries we serve are further able to reduce equipment and maintenance costs over traditional “multipoint” communications hardware and reduce the complexity of such non-integrated systems, through our integrated solutions.

Innovation and Value

We have long been recognized for our innovative, bundled contact center application solutions. Our single integrated platform and all-in-one application suites allow contact centers and business enterprises to queue and manage multichannel communications media. Contact centers can leverage this same software platform for predictive outbound dialing, workforce management, quality monitoring, post-call customer satisfaction surveys, call and screen recording and agent scoring, interaction tracking, speech recognition, and other enhanced contact management and compliance capabilities.

Our principal competitors are vendors who follow traditional proprietary (“legacy”) approaches and offer a combination of hardware-centric PBX phone systems, automated call distributors (“ACD”), voice mail systems, interactive voice response (“IVR”) systems and associated equipment. Contrasting such multipoint hardware systems, our unified platform is architected on open standards software developed to run on the Microsoft® Windows® ("Microsoft Windows") operating system and our own industry standard servers. This allows businesses to reduce both the number of devices and the cost of expensive communications equipment from proprietary vendors. Our media server, media gateways and SIP proxy also replace comparable, more expensive components from proprietary vendors.

The added value of our open software approach is in the clear migration path it provides to VoIP using the SIP standard for networked voice and data. In addition to VoIP, this open approach enables broader integration to business systems and end-user telephones, while reducing overall costs for network management, system administration and functionality upgrades. Our application solutions also pre-integrate to popular business applications for customer relationship management (“CRM”), enterprise resource planning (“ERP”) and other processes, enabling businesses to fully integrate and automate their specific business rules with minimal interruption.

Continued Global Success and Recognition

We began licensing our software in 1997. We market our software solutions around the globe, directly to customers and through a channel of approximately 300 value-added partners. Our software applications are available in 21 languages and are installed in more than 80 countries.

Partners and customers who license our products are certified through our professional education curriculum and are supported by our global support network of trained technology and implementation partners.

We have been an ISO 9001:2000 Certified company since January 2005 and obtained our re-certification in February 2009, marking our fourth consecutive year of compliance. Being certified to ISO 9001:2000 gives assurance to our customers and partners that we are able to satisfy ISO requirements by having in place the means to continuously improve our business processes.

Other recent company recognition includes the following:

•	2008 Product of the Year, Internet Telephony® Magazine, Enterprise Interaction Center®;

•	Leaders Quadrant, Gartner, Inc’s “Magic Quadrant for Contact Center Infrastructure, Worldwide,” 2008 report;

•	Number One Unified Communications Vendor by North American Contact Centers, Datamonitor "Business Trends: Contact Center Investments in Developed Markets (Customer Focus)" 2008 report;

•	Number 196 in the Top 500 Global Software & Services Companies list, Software Magazine;

•	2008 Top 50 Hot Growth companies, BusinessWeek magazine;

•	60 fastest growing software companies in the United States, CIOZone; and

•	2008 Product of the Year, Customer Interaction Solutions® Magazine, Interactive Intelligence Customer Interaction Center®.

Industry Overview and Current Developments

Process automation, VoIP, high-speed Internet access, Internet-based commerce (“eServices”), and the growing acceptance of data networks configured to transmit voice traffic continue to cause a major shift in business communications technologies. Organizations in many industries, and in increasing numbers, are moving from one-dimensional, hardware-based PBX phone systems to multichannel software platforms. Such platforms incorporate VoIP, IP telephony and a unified communications approach to bring networks and voice and data applications together, allowing businesses to reduce communications equipment costs and administration, and to automate communications and business processes to improve organizational effectiveness. We have followed an open standards all-in-one software approach since 1994 to develop our industry-leading solutions for these unique business communications technology components.

The Convergence of Voice and Data

In a technology trend that continues to gain acceptance worldwide, the IP has prompted many businesses to begin moving voice traffic from circuit-switched networks and bulky hardware equipment to more agile “converged” voice and data networks, applications servers, and lower cost end-user devices based on the popular Transmission Control Protocol/ Internet Protocol (“TCP/IP”) for network interconnections and VoIP. One result of this transition is that traditional PBX phone system hardware is being replaced by software-based IP PBX solutions. We provide these software-based solutions along with other vendors including Avaya Inc. (“Avaya”), Cisco Systems, Inc. (“Cisco”), Nortel Networks Corporation (“Nortel”), Genesys Telecommunications Laboratories, Inc. (“Genesys”), Aspect Software, Inc. (formerly Aspect Communications Corporation) (“Aspect”) and others.

Unified Communications

According to industry analysts at Gartner, Inc., unified communications are defined as the “direct result of convergence in communication networks and applications.” Microsoft also has defined unified communications as a solution that “bridges the gap between telephony and computing to deliver real-time messaging, voice and conferencing to the desktop environment.” The convergence of voice and data communications on IP networks leveraging open standards software platforms is continuing to generate a new paradigm for business communications and how people, groups and organizations communicate. Unified communications products based on software solutions and equipment such as servers, gateways and IP-based phones and end-user devices are proving to reduce costs over their proprietary counterparts, while at the same time enhancing organizational productivity by facilitating the integration and use of presence management and multiple enterprise communication methods. Most unified communications products, including our own, are currently offered either as a stand-alone product solution or from a portfolio of integrated applications and platforms.

Internet-based Interactions

In addition to more traditional communications media such as the telephone, voice mail, and the fax machine, the Internet has expanded communications media to include e-mail, Internet chat sessions, web callback requests and VoIP calls. As consumers have continued to leverage these web-based contact options, companies have learned to utilize the Internet as a key channel for sales, distribution and customer service. With customer service as an objective, many of these companies are deploying web applications for e-mail management, web auto response, web collaboration and other online services to satisfy consumer habits and raise service levels. Though many online services are unified in an applications approach, most companies still support online media channels using separate e-mail platforms, web servers, chat servers and other disjointed equipment that can lead to inconsistencies and inefficiencies across customer touch points.

Moving from Call Centers to Contact Centers

Until a few years ago, a call center consisting of phone banks and agents handling inbound and outbound calls was sufficient for businesses and their customers. While relegated to a single communications channel, these “call-only” centers nevertheless required multipoint systems consisting of a PBX, ACD and an automated attendant to handle voice-based interactions, along with optional systems such as an IVR system, a predictive outbound dialer and a call logger. Most call centers also were forced to spend time and money to integrate their disparate phone system devices. In a continuing movement away from conventional call center operations, “contact centers” are incorporating multichannel communications technologies that pair e-mail and web interaction options alongside phone calls, allowing businesses to offer more contact options for customers plus a wider range of service and support channels. As multichannel platforms play a broader role in customer service, sales, and functions such as CRM, organizations are beginning to realize the value of formal “full service” contact centers. In turn, information technology leaders continue to adopt a bundled application approach to multichannel contact management, primarily to replace multiple hardware-centric systems and more easily migrate to network-based IP telephony.

The Need to Integrate Telecommunications and Information Systems

For many businesses, telecommunications systems and information systems remain distinct components in a communications infrastructure. Yet to interact internally and externally, and do so more effectively, businesses must be able to access and utilize these systems in a seamless manner. Many vendors therefore offer computer telephony integration (“CTI”) middleware products and services to integrate various types of telecommunications devices with information technology, to “bring the two sides together.” For example in a contact center, a CTI-based screen pop application can enable a data window to pop up on an agent’s monitor and present information about a caller at the same time the agent’s telephone or headset rings. For customer service in particular, screen pops allow the agent to view the customer’s account information, which is usually maintained in a CRM record or ERP application.

While effective for customer service, we believe that using CTI middleware products to integrate communications and information systems raises a number of fundamental problems. In addition to being expensive and time-consuming to implement, the total cost of ownership for any CTI integration over time is high due to multiple points of configuration (and potential failure), administration and maintenance. Managing and modifying an integrated CTI infrastructure is also difficult in that each device may be independently configured by different vendors. For instance, adding just one new agent in a contact center may require configuring a new extension in the center’s PBX phone system, defining a new mail box in its voice mail system, and creating a new agent entry in an ACD to route calls to the new agent. This process can result in the new user’s information being entered into each device inconsistently or incorrectly. With an emphasis on web-based objectives in particular, we believe CTI used in this traditional multi-device approach makes it more difficult for businesses to interact over the Internet.

Broader Integration to Business/Data Systems and End-user Devices

With the increasing emphasis on business processes, automation is key to broadening integration between a communications platform and business applications, information systems, databases, knowledge bases and end-user devices such as phone sets, hand-held devices, cell phones and laptop computers. Compared to traditional communications hardware systems and CTI, by using industry-standard servers and low-cost IP devices for users across an organization, IP-based applications and open standards increase integration capability to a wider range of business systems. Especially within dispersed multi-site organizations, integration is easier to accomplish since different locations can leverage IP networks to integrate business system servers, use SIP connections from the same network to integrate IP phones and devices at the desktop, and use wireless connections to equip mobile workers. Organizations that rely on separate PBX, ACD and associated equipment for communications are not afforded the same integration flexibility. Even though many proprietary vendors are now beginning to take an applications approach to their solutions, they have yet to reach the same levels of openness that more established applications vendors reached years ago. Consequently, the customers of many proprietary vendors must still utilize expensive CTI methods, third-party integration services, and higher-priced proprietary devices to manage their business and communications systems.

Enhanced Security

As IP telephony becomes more prevalent in business communications, the potential of attacks to an IP communications system makes security a critical priority for contact centers as well as for healthcare providers, financial institutions, government agencies, public companies and other organizations that manage confidential voice and data communications over an IP network. Open standards including SIP provide a rigorous approach to user authentication and message encryption in a VoIP environment, as do standards such as the Payment Card Industry Data Security Standard, which allows businesses that utilize VoIP technologies to safeguard confidential data stemming from credit card transactions. While many standards focus on security, SIP is the most regulated given the actions of the Internet Engineering Task Force (“IETF”), which continuously introduces, amends and strictly monitors SIP security specifications worldwide. Our solutions leverage the SIP security standard specification. Our new breed of all-in-one IP communications application suites improve security inherently, in that they pre-integrate applications on a single platform for all voice and data functions, and allow organizations to reduce the number systems and access points for potential attacks by streamlining security down to a central underlying platform. Single software-based platforms likewise extend security mechanisms to all critical points between an IP network and the desktop, allowing organizations to deploy virtual private networks (“VPN”), virtual local area networks (“VLAN”), access lists, authentication, Transport Layer Security (“TLS”), Secure Real-time Transport Protocol (“SRTP”) and encryption mechanisms from the network to their IP communications system’s application server, gateway, data servers and phone devices.

Migration from Voice Mail to Unified Messaging and Enhanced Messaging

Unified messaging efficiently combines voice mail, fax and e-mail messages in an end-user’s “unified” inbox, with messages accessible via the desktop, a web browser, a handheld device, or even the telephone using Text-to-Speech technology. With certain of the current voice mail and fax systems now reaching end-of-life status, and with e-mail now a commonly used communication medium, more enterprises are upgrading to unified messaging solutions that integrate with existing PBXs equipped for IP telephony and VoIP. Many of these IP PBXs natively support e-mail and directory servers that are already components in most technology and telecommunication infrastructures, allowing an organization to protect much of its technology investment as they make the move to a unified messaging solution. Also, as workers become more mobile, organizations are studying the value of enhanced messaging, which supplements unified messaging with features such as customizable personal call rules and greetings for users, Follow-Me call routing, real-time presence management, speech- and browser-based voice mail access, workgroup capabilities and more.

Communications as a Service

        CaaS is a communications specific way of implementing many of the benefits of Software as a Service (“SaaS”) on a monthly subscription basis. The service provider maintains the core communications system in its own data center. The benefit of the CaaS model — commonly referred to as “hosted services” or “on-demand services” — is that it requires little or no capital expenditure for on-premise equipment at the customer’s location and limited up-front payment for deployment. The CaaS model also requires less user overhead to maintain compared to an on-premise information technology infrastructure since application servers reside at the provider’s off-site data center location, with the provider implementing the solution and monitoring security and disaster recovery mechanisms.

        There are significant differences between the SaaS and CaaS approaches. SaaS provides software to manage information and data flows for applications such as CRM, sales force automation and human resources. CaaS involves interaction with customers and these offerings typically include contact center-type applications for IP PBX-based call processing, ACD call routing, auto attendant, IVR, voice mail, call recording, quality monitoring, conferencing, messaging, automated outbound notifications and other communications services.

Business Process Automation (“BPA”) and Communications-Based Process Automation (“CBPA”)

We believe process automation will improve a new or existing customer’s position in the global marketplace and strengthen their foundation for growth. Our applications have long taken an intelligence-based approach to automation, beginning with the ability to unify and handle multichannel interactions in the same manner, and followed thereafter with features such as multichannel queuing, skills-based (agent) routing, and speech-enabled IVR and auto attendant processes structured according to an organization’s business rules. More recently Communications-based Process Automation (“CBPA”) combines these established communications automation practices with the automation of formal business processes, such as help desk personnel formulating and tracking customer trouble tickets or human resource staff handling employee time-off requests. We are leveraging our current technology to extend our solutions to encompass this communications-based approach to automating business and interaction processes with a full-featured process automation product solution scheduled for release during 2009, as well as with our newly-released post-call satisfaction survey product and the ongoing automation of interaction management functionality now deployed in our solutions.

Target Markets

We have developed our solutions to meet the requirements of three distinct target markets in which our all-in-one approach delivers value. These markets include a strong and growing demand for the inherent standards-based IP telephony, VoIP and unified communications functionality that our application solutions offer.

The Contact Center

We remain an industry leader in helping contact centers move from traditional time division multiplex (“TDM”) phone equipment, multipoint call center technology and CTI to pre-integrated application solutions for multichannel contact management, developed on open standards for VoIP. Our scalable all-in-one contact center platform and application suite enables centers to intelligently route, monitor, record, track, and report on phone calls as well as fax, e-mail and web interactions, whether in a single location or across multi-site operations. Contact centers can also easily license our pre-integrated add-on applications for predictive dialing, workforce management, screen recording and multichannel recording and agent scoring, automated post-call satisfaction surveys and other enhanced functionality.

For self-service automation in the contact center environment, including speech-enabled IVR and e-mail auto response technologies, we offer a full range of solutions that help organizations support their sales and service objectives while standardizing customer service options and reducing operations costs. Among the more popular self-service applications our customers have implemented are Frequently Asked Questions (“FAQ”) auto response via e-mail and IVR-based processes for order status inquiries.

Moreover as on-demand CaaS offerings take hold in the contact center market, our contact center platform and application suite is already positioned to deliver ACD, IVR, multimedia queuing, recording, real-time supervisory monitoring and other critical services via the CaaS model and VoIP, with local control for services implementation and administration.

Enterprise IP Telephony

Leveraging our strength in the contact center sector has enabled us to offer IP telephony to the “larger enterprise” market. In positioning our contact center solution for enterprise requirements, organizations can implement a single solution for IP PBX, ACD, IVR, multimedia queuing, messaging, mobile access and other capabilities that meet the needs of enterprise business users and workgroups as well as contact center agents. We also continue to strengthen our position in the mid-sized enterprise market with our “all-software” IP PBX phone and communications solution for companies consisting of 100 to 1,500 users, and especially for enterprises that rely on the Microsoft platform. In addition to mid-sized enterprises, this market sector includes distributed organizations such as banks and credit unions, and organizations that maintain mobile and remote workforces, such as sales and service-oriented companies.

Enterprise Messaging

We have defined enterprise messaging as being a comprehensive yet adaptable solution for voice mail, unified messaging (voice mail, e-mail and fax in one inbox), and enhanced messaging — which builds upon unified messaging with advanced features such as Find-Me/Follow-Me, customizable call rules, real-time presence management, and other features. With certain existing voice mail systems continuing to near end-of-life status, with organizations evaluating their messaging solutions and requirements, and with the increased popularity of e-mail and mobile communications technology, we believe we are well-positioned in the enterprise messaging space.

We offer a single, highly-scalable, multichannel messaging platform that allows organizations to route live communications to desk phones as well as mobile phones and telephony-enabled handheld devices, and to help users manage their inbox for e-mail, voice mail and fax messages. Our platform’s inherent IP architecture also paves a straightforward migration path to VoIP for organizations looking to make the move to IP telephony. By providing flexible choose-by-function deployment and licensing options for voice mail, unified messaging, enhanced messaging, or a combination of all three, organizations can configure and centrally administer the precise messaging environment needed, by department or enterprise-wide. Our single IP platform/adaptable applications approach has been successfully deployed by universities and large companies.

Our All-in-One Platform, Single-System Approach, Products, Customer Support and Services

All-in-One Platform, Single-System Approach

We provide a comprehensive solution of contact management and business communications applications developed to run on our pre-integrated Interaction Center Platform® multichannel event-processing platform and the Microsoft Windows operating system. Our platform-based software solutions do not require multipoint hardware or integrations to third-party products or CTI middleware, and are capable of processing thousands of interactions per hour.

As a true all-in-one solution for voice and data, the Interaction Center Platform does not require separate servers or integration, allowing contact centers and enterprises to process telephone calls, e-mails, faxes, voice mail messages, Internet chat sessions, IP telephony calls, Short Message Service (“SMS”) messages, and generic media such as trouble tickets seamlessly and consistently across various media channels. Organizations can further apply business rules across media types for uniform customer service processes and end-to-end tracking and reporting that improves workforce performance and service quality.

Our platform provides a single point of system management to simplify administration and maintenance, eliminates hardware “boxes” to reduce equipment costs and complexity and is flexibly deployed as a PBX/IP PBX or with an organization’s existing PBX/IP PBX.

These differentiating characteristics of our integrated software solutions allow businesses to more effectively communicate internally and externally, and do so at a much lower total cost of ownership compared to legacy hardware systems and computer telephony integration products. Strategic advantages of our all-in-one, single-system approach to unified business communications are described in the following sections.

Automating Interaction Processes and Business Processes

From the beginning, the Interaction Center Platform was designed to queue and distribute a variety of communications objects via automated processes.  Now with the emergence of CBPA as a viable business technology, the Interaction Center Platform provides a logical and proven foundation for automating the business rules, information, and voice and data interaction components that drive most business processes.

Standards-Based All-Software Architecture and IP Capabilities

Our software applications incorporate native IP capabilities based on the international SIP communications standard developed by the IETF and adopted by a number of industry leaders including Microsoft. Unlike proprietary PBX phone systems and associated legacy hardware that other vendors often advertise as “IP-enabled,” our core platform and application solutions are inherently architected on SIP and open standards throughout, eliminating the costly SIP extension “lock-ins” required when using proprietary communications hardware systems to support VoIP. To further reduce costs, our software runs on standard commodity servers with no need for expensive and unreliable voice board hardware, allowing organizations to incrementally scale to more users and distributed office locations. In all, the open standards capabilities of our solutions allow businesses to make use of a wide variety of low-cost IP soft phones and telephone devices, gateways and other components from a number of different vendors.

Broader Range of Functions, No Need to Integrate Disparate Technologies

With traditional legacy communications systems, contact center and business enterprise operations must typically implement separate multipoint products such as a PBX for phone calls, a web server for chat, and other systems for other voice and data functions. To work together, these systems often require significant, and complex, integration hardware, middleware and services. Our pre-integrated application suites instead offer a single software solution for common communications features in the contact center and the enterprise: PBX/IP PBX, telephony, e-mail processing, ACD, IVR, web interaction event processing, inbound and outbound fax, conferencing, multichannel recording and screen recording, quality monitoring and more. To protect existing system investments, businesses can use our software applications to supplement their PBX with web-based interaction management, unified messaging, IVR, departmental contact center services, and other phone system functions. Our solutions also include supervisory features to view communications statistics in real time, supplemented by workforce management, coaching features, interaction tracking and end-to-end reporting to improve operational performance.

Open Architecture and Greater Compatibility with Leading Technologies

To accommodate our standards-based approach to business communications, we developed our Interaction Center Platform on an open architecture completely different from traditional telecommunications systems that are based on a proprietary, closed architecture. Traditional systems limit an organization’s ability to readily adapt to change or customize communications processes. With proprietary systems, even simple changes such as adding a new employee or changing an employee’s location can require costly vendor services. Our solutions are built using industry-standard server, network and software components such as Intel Corporation’s (“Intel”) microprocessors, the Microsoft Windows operating system, and gateways from a select list of certified vendors (including our own Interaction Gateway™). Our open platform architecture allows organizations to easily configure our applications to meet precise communications requirements and to flexibly make hardware or software modifications as necessary. Our products also easily interact with popular technology products that include:

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

Greater Ability to Utilize the Internet

With online initiatives now playing a significant sales and marketing role in many businesses, our solutions provide a number of web-based interaction options. These options include e-mail, FAQ auto response, web chat and callback requests, online forms, and VoIP calls. Such options are increasingly important for effective e-commerce initiatives, eServices and online customer service as consumers continue to use the Internet to conduct business transactions.

Greater Ability to Configure Communications to Meet Specific Needs

Our core Interaction Center Platform includes the built-in Interaction Designer® graphical application generator that allows an organization to integrate specific business rules and required interaction processes. In addition to deploying applications quickly with minimal configuration, organizations can use the pre-built tool sets in Interaction Designer to configure specific routines for nearly any aspect of their communications processing. This capability allows organizations to bypass expensive customization and still tailor communications processes for their customers, employees and other users using a single tool to structure dial plans, call distribution rules, IVR menus, web services, voice mail system menus, fax applications and other communications applications.

Lower Total Cost of Ownership

We believe our pre-integrated applications-based solutions result in a lower total cost of ownership compared to traditional multipoint communications systems with similar functionality. Our all-in-one platform and application solutions are developed specifically to replace costly hardware equipment, reduce energy consumption, and simplify configuration and ongoing administration while delivering enhanced multichannel communications features. The ability to deploy a single application suite on a single server, or group of servers, and license new features and users rather than procure additional hardware products, provides additional cost control by eliminating excessive integration costs from different vendors. Also, contributing to a lower total cost of ownership is that our solutions reduce end-user training with their intuitive Windows-driven environment and reduce the time and expense typically required to manage changes in a multi-component business communications system.

Business Strategy

We intend to highlight our CBPA effort during 2009 to solidify our position in the contact center market and expand our IP telephony solutions further into the enterprise market. We also plan to emphasize our new packaged approach to professional services, market these services and enhanced product functionality to existing customers, and focus on growing our CaaS offering as a viable option that allows an organization to pay for a communications solution on a monthly subscription basis. Our strategy for achieving this overall mission includes multiple objectives, described as follows.

Communications-based Process Automation

        Communications-“enabled” business process (“CEBP”) solutions are currently offered by other vendors. These CEBP solutions initiate simple notifications via e-mail or the telephone. For example, CEBP technologies are what banks use to issue an alert e-mail or phone call whenever a customer’s database record indicates an account balance less than a defined threshold. CEBP does not automate the entire business process.

        Our Interaction Center Platform technology with our Interaction Attendant® and graphical call flow manager provides a unique foundation for business process automation. Leveraging our established platform, during 2009 we intend to offer our Interaction Process Automation™ (“IPA”) application as a CBPA solution that differs significantly from the current vendor offerings. With our IPA solution, the communications system becomes the process automation platform. As an example of CBPA, while our solution is able to handle the outbound notifications of the current offerings, a bank could also use our solution to queue up new mortgage applications submitted online and route the application along with all work tasks and due dates to the next available underwriter — much as a contact center would route an incoming call to the first available agent or an agent skilled in a particular product or language.

Promote Our Packaged Services Offerings

During 2009, we intend to launch and promote our professional services as packaged offerings. As tightly-defined, fixed-cost services, these packages are intended to help our customers control costs for implementation, system configuration, technical support, managed support and administration, and ongoing education, and are intended to eliminate the series of open-ended services engagements that many legacy vendors require for their multipoint hardware systems. We believe that these packaged services offerings will more effectively position us against our competitors.

Market More Effectively to Our Existing Customers

Our existing customers have long represented a core revenue stream for new application solutions, services and our business overall. Our customers also provide input on our products, which assists in our development efforts. Throughout 2009, we intend to market recently-released application solutions to these established customers, such as the Interaction Feedback™ solution for automated post-call satisfaction surveys, and the Interaction Monitor™ client/server module for full-time off-site system monitoring and administration. We further anticipate an interest from existing customers for our IPA application solution and for the new fixed-cost packaged solutions from our Worldwide Services organization. Intended marketing activities are to include promotional campaigns and special offers for our existing customer base, executed primarily via e-mail and call campaigns conducted by our Lead Team and inside sales personnel.

Rapidly Grow our Communications as a Service Customer Base

In its December 2008 “Market Trends: Forecast for North American Hosted Contact Center Market, 2007-2013” report, Gartner, Inc. notes that “the 2008 to 2009 economic slowdown should favor hosted contact center adoption.” The report forecasts the North American hosted contact center market to increase from $104 million in 2007 to $361 million by 2013, yielding a 23% compound annual growth rate (CAGR). Moving forward, our Interactive Intelligence Customer Interaction Center® (“CIC”) all-in-one communications software suite positions us to capitalize on opportunities in the growing hosted or CaaS market. In addition to providing robust contact center features, CIC is inherently architected for VoIP, a critical component of the CaaS model for the services delivery, redundancy and highest reliability that CaaS-based offerings require. More importantly, in providing contact center services with local control, our CaaS offering enables us to offer an option that we believe no one else in the industry provides.

Specifically, our local control deployment VoIP model allows a contact center to use its own telephone lines, choose the best-suited telephone signal carrier, and maintain voice traffic on its own network. With control over call recordings on their network and in file storage systems, a contact center will be able to encrypt recordings for greater security. For data, local control allows contact centers to manage information in their database server to distribute as they like. Most of all, contact centers maintain their own dedicated virtual machine in our data center, allowing them to run their selected applications with complete isolation from all other CaaS customers, ensuring that no other customer can corrupt data or disable another system, as is possible with shared tenant solutions offered by our competitors.

Our CaaS offerings currently include Interactive Contact Center Services ("ICCS") along with Interactive Notification Services. ICCS provide IVR and ACD, plus call recording, screen pop integration and multimedia routing for e-mail and text chat. Agents and supervisors also get a desktop client for call control, desktop faxing, unified messaging, and real-time presence and monitoring. Interactive Notification Services allow organizations to automate outbound messages such as appointment reminders and time-sensitive announcements that typically require manual calling. We believe these comprehensive CaaS offerings will differentiate us against our competitors.

Innovation and Enhancing Our Core Product Offerings

Forward-thinking has been the cornerstone of our company. We will continue to leverage our knowledge of contact center, telecommunications, IP, and process automation technologies to improve our solutions with enhanced functionality, maintainability, security, mobility, scalability and broader integration. We also will continue to improve and add to our global offerings for VoIP and unified business communications with our own media server, gateways and SIP proxy. By continuing to invest in research and development of new and existing products for contact centers, enterprises and VoIP infrastructures, we intend to improve our technology to address the requirements of large-scale organizations with thousands of users.

New applications, services and functionality scheduled to be released by us in 2009 include our previously described IPA application to automate business processes leveraging our communications platform, our Interaction Monitor™ client/server solution for remote system monitoring and administration, and our CaaS offerings for contact center capabilities and outbound notifications based on the CaaS model for “pay-as-you-go” monthly subscription services.

Expand in Our Markets

For all markets we serve, our strategy is to appeal to a broad audience of customers and partners by providing “whole solutions” for business communications worldwide. We maintain offices and dedicated field marketing managers throughout the world, and intend to focus our marketing efforts to execute our global corporate marketing objectives.

On the application solution front, we have leveraged the already strong position of our CIC IP application suite to appeal to larger single- and multi-site contact center operations with 50 to 5,000 ACD agents. The single-platform CIC solution utilizes VoIP via the international SIP communications standard, and offers a pre-integrated all-in-one application suite for multichannel interaction management, CRM integration, screen pop, self-service automation, multi-lingual support, and communications features for enterprise business users as well as contact center agents, remote agents and supervisors.

We also have continued to position our pre-integrated Enterprise Interaction Center® (“EIC”) IP PBX offering for enterprises from 100 to 1,500 users. As a whole product model for businesses using the Microsoft platform, EIC is delivered complete with the EIC server and application solution, SIP proxy, gateways and IP phones. We are positioning the EIC solution to a global audience of mid-sized enterprises, and especially to those that employ growing mobile workforces, that require increased contact center and workgroup capabilities, and that see the need for a more unified communications infrastructure using VoIP.

We have additionally enhanced our Messaging Interaction Center™ (“MIC”) enterprise messaging solution by positioning it as a combined application server/telephony user interface solution to deliver advanced voice and IP capabilities alongside its messaging features. With these enhancements, we believe MIC offers a clear path to VoIP messaging through a cost-effective, easy to use system that is easy to install and administer.

Leverage our Relationships with Multi-National Partners to Open New Selling Opportunities

To reach a broader geographic customer base and expand our markets, we intend to work closely with our approximately 300 partner organizations worldwide. Our partners include Affiliated Computer Services, Unisys Corporation, IBM, General Dynamics Corporation and many other firms that are focused on contact center and/or enterprise telephony. Along with the name and brand recognition of these partners, we will leverage their marketing capabilities to bring attention to our brand. We believe that working in conjunction with companies such as these will provide us with opportunities worldwide.

Develop Effective Relationships with Companies in Specific Vertical Industries

In the last several years, we have attracted an increasing number of customers in higher education, healthcare, financial services (banks and credit unions), insurance, teleservices, and other industry-specific markets. To further penetrate these markets, our strategy is to leverage our existing business relationships with customers and partners in these industries, and build new relationships with other established companies in the vertical segments we serve. To supplement our vertical market offerings, we will work alongside these companies, as well as with our partners who specialize in specific industries, to create custom applications and solutions, most notably in the financial services sector, and will present such offerings throughout our entire partner channel.

Increase Awareness of our All-in-One Solution and Launch Aggressive Replacement Programs

Our Interaction Center Platform technology and pre-integrated application suite solutions have offered a true all-in-one system for unified business communications since being initially designed in 1994 and first implemented in 1997. It is this approach that many of our competitors have tried to replicate often by acquiring products from other companies and/or attempting to develop a similar platform and supported applications. We intend to market directly to our competitors’ customers to make them aware of our all-in-one application solutions as a viable replacement for their existing systems. With the economic uncertainty that many of our competitors now face, we believe that our financial position and our continuous introduction of new forward-thinking products position us to attract these customers.

Our Products

We have developed a comprehensive product solution to serve the contact management and business communications needs of organizations in our three target markets:

•	The Contact Center

•	Enterprise IP Telephony

•	Enterprise Messaging

It is important to note that our pre-integrated application solutions, as well as the core Interaction Center Platform that supports them, are designed expressly to work with one another as fully-integrated all-in-one solutions that require no third party products or CTI. Because our products are not acquired from other vendors, our customers avoid the complexities and costs of trying to integrate disparate multipoint systems that were not originally designed to work together.

Interactive Intelligence Customer Interaction Center® (“CIC”)
Unified Communications from a Single Integrated Platform for the Contact Center and Enterprise IP Telephony for the Larger Enterprise

CIC gives contact centers and enterprises a single platform and a pre-integrated all-in-one application solution for IP telephony, highlighted by multimedia ACD to uniformly manage phone calls, faxes, e-mails and web interactions. CIC’s inherent PBX/IP PBX call processing, voice mail, fax server and unified messaging further enhance performance and customer service for agents, supervisors and business users. The SIP-architected CIC provides a straightforward migration path for VoIP, and is well-suited for contact centers, including remote agents. CIC also serves as a communication solution for enterprises and multi-site organizations, including mobile workers. CIC can be deployed as an on-premise product or provided through a CaaS deployment model.

Enterprise Interaction Center® (“EIC”)
Enterprise IP Telephony for the Mid-sized Enterprise

EIC is a complete all-software IP PBX phone and communications system built on the Microsoft platform and architected for SIP-supported VoIP. The EIC solution is targeted at mid-sized businesses from 100 to 1,500 users, whether in one location, in distributed branch offices or in mobile workgroups. In one system, EIC includes IP PBX call processing, ACD, automated attendant, voice mail, operator console, Find-Me/Follow-Me, built-in fax server, and web chat and web callback. The EIC software additionally offers features including real-time presence management and remote access, with pre-integrated unified messaging, IVR and Interaction Client® integrations for Microsoft applications optionally available.

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

Functionality included in CIC that can be managed by configuration settings and license keys is identified in the following sections:

Interaction Dialer®

Interaction Dialer leverages the CIC platform for outbound and blended predictive dialing, and provides call scripting, multi-site campaign management, intelligent campaign staging, compliance options and more. Version 2.4 of the Interaction Dialer application also works with our Interaction Gateway for SIP-based outbound dialing that scales to higher call levels per hour.

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

Interaction Feedback™

Interaction Feedback integrates to CIC to automate post-call IVR-based customer satisfaction surveys, including survey development and results scoring.

Interaction Optimizer®

Interaction Optimizer supports workforce management forecasting, scheduling and real-time adherence for contact centers.

Integration to Microsoft® Office Communications Server (“OCS”) 2007

OCS leverages CIC’s Interaction Client® functionality to give users the ability to call other users and originate conference calls between any OCS client, Interaction Client, or external party. OCS and Interaction Client users can also transfer calls and record calls and conference calls on demand via the Interaction Client. “Shared” users can additionally leverage an integrated office communicator contacts list in the Interaction Client to initiate chats and launch OCS instant messages and video calls.

Pre-integrated add-on modules for CIC and EIC are identified in the following sections.

Interaction Monitor™

Interaction Monitor is a client/server solution to remotely observe and administer the servers, gateways and other associated devices in an Interaction Center (CIC, EIC, and MIC) network configuration. For Interaction Center system administrators, as well as for partners and sales engineers who maintain Interaction Center servers for their customers, Interaction Monitor fully automates the monitoring process in a single environment, 24 hours a day, seven days a week.

Interaction Supervisor™

Interaction Supervisor pre-integrates to CIC and to the EIC solution to provide a single real-time interface for monitoring agent, user and workgroup activities, along with interaction events and Interaction Center system and queue statistics.

Interaction Tracker®

Interaction Tracker is a full interaction/contact history management application that works with CIC and EIC to track multimedia interactions and allows authorized users to resolve new contacts and search for and view historical interaction-based information. Interaction Tracker can function as a customer interaction tracking system, but can also be integrated with packaged CRM solutions and/or special purpose customer information management systems.

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

For the mobile workforce:

Interaction Mobile Office™

Interaction Mobile Office integrates to the CIC, EIC and MIC application solutions to extend each system to mobile users. By leveraging the Interaction Mobile Office application’s speech-enabled telephone user interface, users can change presence management settings and access Microsoft Exchange-based voice mails, e-mails, faxes, corporate directories, and calendars from wherever they are located.

For voice mail and unified messaging enhancement:

Interaction Message Indicator™ (“IMI”)

IMI monitors Microsoft Exchange Server 2007 Unified Messaging mailboxes for the presence of voice mail messages. IMI initiates the message waiting indicator on a user’s desktop phone and discontinues the message waiting indicator when new voice mails have been reviewed. IMI is engineered to work with all third-party phone systems, and with our EIC and CIC application solutions.

We also have developed SIP and VoIP solutions that enhance our software offerings, including the following:

Interaction Gateway®

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

Interaction Media Server™ and Interaction SIP Proxy™

The Interaction Media Server and Interaction SIP Proxy for CIC and EIC is available in version 2.4 and version 3.0 and increases Interaction Center system performance by moving audio recording, processing and compression to this appliance. Interaction Media Server features, which utilize our next-generation Interaction Over Networks® technology, also allow organizations to support supervisory monitoring, recording at remote sites, and the playback of recorded music during ACD wait states. Interaction SIP Proxy likewise allows organizations employing the SIP communications standard for VoIP to support all SIP methods and status codes, comply with SIP specifications, and more effectively balance and route SIP-based messages.

Hardware

As part of our EIC solution we sell servers, gateways and telephone handsets. Some customers licensing our CIC software require that we deliver certain hardware, such as servers and telephone handsets, and occasionally including networking hardware, as part of the solution. In addition, we have developed our Interaction Media Server, Interaction SIP Proxy and Interaction Gateway appliances as a combination of hardware and our software.

Research and Development

Leveraging technology is part of our strategic position, and we continue to invest a substantial percentage of our revenue in research and development. Our research and development group is comprised of professionals with backgrounds in telecommunications, software, and hardware. This combination of diverse technical and communications expertise contributes to our competitive advantage with a differentiated technology approach. A series of packaged customer solutions are available from this group, such as integration to SAP Corporation, Oracle's Siebel, Inc., and Microsoft Dynamics® CRM. These solutions allow partners to quickly install sophisticated applications for customers.

We are both a Microsoft Certified Developer as well as a Microsoft Certified Solutions Provider. These designations provide us early access to Microsoft technology and the opportunity to develop products quicker and which effectively interoperate with Microsoft products.

Research and development expenses were $21.5 million, $17.0 million and $13.6 million in 2008, 2007 and 2006, respectively. Our research and development group is structured as technical teams, each of which follows formal processes for enhancements, release management and technical reviews. Research and development expenses include a testing department that is increasingly utilizing automated techniques to stress test significant portions of our core software. We continue to make research and development a priority in our business in order to remain on the forefront of innovation.

Customer Support and Services

We recognize the importance of offering quality service and support to our partners and customers. Our partners provide valuable initial support and implementation services to many of our customers. We provide a wide range of services and support to both partners and customers via our Worldwide Services teams, including Professional Services, Support Services, Managed Services, and Education Services. These services teams are described in more detail in the following sections.

Professional Services

Our Professional Services team takes an innovative approach to the delivery of our services. This team handles strategic accounts and enhances partner expertise on advanced offerings such as predictive dialing, speech recognition and third-party CRM integrations. Our Professional Services team can also, among other things, help integrate our products to applications such as Salesforce.com, embed call control into in-house applications and speech-enable IVR applications. The system configuration services and ad-hoc consulting services from our Professional Services team ensure that the customer has the solution that drives their business to success. The Professional Services team works closely with new partners as they implement our products at their sites, and is often involved with the early release of our products to assist in new release implementations. We are continuing to invest in this team as we provide more consultative services and implementation services for strategic customers globally.

Support Services

Our Support Services team offers global technical support for our partners and customers 24 hours a day, 7 days a week by phone, fax, e-mail, web chat and from our website. We have support centers at our world headquarters in Indianapolis, Indiana, and in the United Kingdom and Malaysia. Other secondary support resources are available in California and Virginia in the United States, and in the Netherlands, Australia, Japan and Korea. We utilize our CIC products, leveraged with technologies such as knowledge base, CRM and the Internet, to maximize the effectiveness of our support services.

Our Support Services team is divided into regions that align with our worldwide sales teams. Interactions are routed to the respective region based on the customer location. This enables Support Services team members to better know their customers and offer quality support services. The engineers on our Support Services team are also specialists. They focus their efforts on very specific areas of our offerings, allowing them to develop a deeper knowledge set. This enables us to do skills-based routing that directs the customer to the best engineer based on their domain, thus reducing the time to resolve the problem. We use Interaction Director to route incidents globally in a “follow-the-sun” manner.

Managed Services

With our growing base of strategic partners and end customers, we now offer a Managed Care Program in which an assigned Managed Services team of knowledge experts provides off-site support and day-to-day support on-site within our customers’ locations. We use Interaction Monitor to enable our engineers to have a constant view of the health of the customer system.  Our goal is to provide proactive system management.

Education Services

Our Education Services team is also divided into regions that align with our worldwide sales teams and provides technical certification and advanced instruction through on-site courses, classroom presentations, and web-based training. This team develops and maintains course curriculum for formal certification programs such as sales, product installation, troubleshooting, system administration and custom design. Web-based training courses offer enhanced topics such as reporting, system administration, and computer-based user training. All of our partners are required to maintain updated certifications to license and support our products. Classes are also offered to all of our end customers to encourage the most effective use of the applications. We have moved our classroom sessions to a VoIP structure and focused our Education Services resources on the IP-based Interaction Center. This enables our partners and our end customers to build a deeper understanding of the networking infrastructure and telephony technology of the future.

Marketing

Our marketing team is organized by five departments: Product Management, Solutions Marketing, Market Communications, Lead Management, and the Marketing Services Group.

Our Product Management team is responsible for coordinating activities with our development teams to define product requirements and to manage the process for market requirements, product development approvals, pricing definitions, release scheduling and beta test coordination. The Product Management team oversees the product management process from product concept through the end of the beta test cycle.

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

Our Lead Management team drives all lead-generation activities resulting from tradeshows, seminars, and web-based marketing programs and utilizes purchased lists of prospective customers. This team leverages joint marketing activities with strategic partners such as Intel, Microsoft and Polycom, Inc. to generate qualified leads for partners as well as our Territory Managers and Channel Sales Managers. This Lead Management team additionally organizes our annual User Forum customer conference and Partner Conference.

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

Global Distribution and Sales

We distribute our products through partners and direct arrangements with end-user customers. In 2008 product orders we received through partners were 67% of total orders.

We assign geographic or account responsibilities to Territory Managers/Channel Sales Managers who manage partners and direct customer opportunities.

As of December 31, 2008, we had 52 Territory Managers/Channel Sales Managers and maintained a global channel network of approximately 300 partners with a presence in over 70 countries.

For the growing VoIP and IP telephony market, our distribution channel is anchored by knowledgeable and experienced “converged” partners who understand voice and data networking. We continue to expand this partner network to cover new geographic and product markets worldwide.

In the Americas, we license and distribute mainly through our partners. However, in the United States and Canada, we also maintain certain direct customers, primarily with major corporations or in areas lacking adequate partner relationships. In such cases, we utilize our Territory Managers, supplemented by lead generation and inside sales teams that generate potential opportunities. In EMEA and APAC, we license and distribute our solutions principally through a joint strategy between our Master Distributors and partners at the Elite and Premier Partner levels. Our EMEA headquarters are located near London, England and our APAC headquarters are located in Kuala Lumpur, Malaysia.

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

•
Elite Partners provide full-scale marketing, sales, services and support for one or more of our products. By acquiring requisite sales, technical and support certifications, Elite Partners earn the highest margins possible through implementation, support and other services in addition to sales. We also assign a Territory Manager/ Channel Sales Manager to each Elite Partner for continuous oversight. Elite Partners also receive all marketing and business development advantages of the Partner Enablement Program. Elite Partner candidates can begin at the Elite level by obtaining all appropriate sales and technical certifications, or can migrate from the Premier Partner designation by satisfying Elite-level certification requirements.

•
Premier Partners focus on marketing and sales and receive product training along with marketing and business development support. Premier Partners are required to be sales certified, which requires taking certain sales courses that we offer and successfully passing a sales examination administered by us. We assign a Territory Manager/ Channel Sales Manager to each Premier Partner to provide ongoing assistance. The Premier Partner level permits partners to grow their customer base while providing the framework to earn technical certification, build a service and support practice for our products, and ultimately move to the Elite Partner level where revenues and margin potentials are much greater.

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

We also have a Channel Ready team that extends beyond the software aspects of our solution to the hardware. Our Channel Ready team takes the final product and produces an image that enables the partner to install solutions faster and easier, provide back-up and recovery for normal maintenance, and reduce the cost of ongoing support. Our Channel Ready team works with hardware providers globally and has built relationships that enable us to provide a full solution for our partners. This team also develops appliances that use our software, such as the Interaction Media Server and Interaction Gateway.

Our Technical Sales team is responsible for demonstration facilities, systems and services at our Indianapolis, Indiana headquarters and regional offices throughout the U.S. and around the world. This team builds and maintains demonstration scripts and provides training to our partners and internal sales teams. All of our partners are granted access to our systems and services for live customer demonstrations on a global basis, and are assisted by our Technical Sales team as needed to perform demonstrations. Our Technical Sales team further assists with marketing efforts and presentations at industry tradeshows, regional seminars, and events including our annual partner conference and global user forum.

Customers and Geographic Areas of Operations

As of December 31, 2008, we had licensed our products to more than 2,000 active customers in the Americas, EMEA and APAC. No customer or partner accounted for 10% or more of our revenues or accounts receivable in 2008, 2007 or 2006. As such, no material part of our business is dependent upon a single customer or partner or a small group of customers or partners. Therefore, the loss of any one customer or partner would not have a material adverse effect on our operations.

See Note 12 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for financial information about each of the geographic areas in which we operate.

Competition

The markets for our application-based solutions are highly competitive. Our competition varies depending on the different market segments in which we license our software applications: Contact Centers, Enterprise IP Telephony, and Enterprise Messaging. Unlike those solutions from several of our competitors, customers can choose to deploy many of our solutions on-premise or leverage them in a CaaS model. In the contact center sector our main competitors are Aspect, Avaya, Cisco and Nortel. Significant enterprise IP telephony competitors include Alcatel-Lucent, Avaya, Cisco, Nortel, Siemens AG and ShoreTel, Inc. For enterprise messaging we compete mainly with Avaya, Cisco, Intervoice, Inc., Nortel and Applied Voice & Speech Technologies, Inc. We compete, on a smaller scale, with many other established and recent entrants in each marketplace.

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

As of December 31, 2008, we and our subsidiaries held 12 patents and have filed other patent applications relating to technology embodied in our software products. In addition, we and our subsidiaries hold 12 United States and 64 foreign trademark registrations and have numerous other trademark applications pending worldwide, as well as common law rights in other trademarks and service marks. We and our subsidiaries also hold 18 registered copyrights and have numerous other applications pending.

Environmental Issues

Compliance with federal, state and local provisions regulating the discharge of material into the environment or otherwise relating to the protection of the environment has not had a material effect upon our capital expenditures, earnings or competitive position. We believe the nature of our operations have little, if any, environmental impact. We therefore anticipate no material capital expenditures for environmental control facilities for our current fiscal year or for the foreseeable future.

Employees

As of February 28, 2009, we had 594 employees worldwide, including 175 in research and development, 166 in client services, 160 in sales and marketing and 93 in administration. Our future performance depends in significant part upon the continued service of our key sales, marketing, technical and senior management personnel and our continuing ability to attract and retain highly qualified personnel. Competition for such personnel is intense and we may not be successful in attracting or retaining these individuals in the future.

We believe that we have a corporate culture that attracts highly qualified and motivated employees. We emphasize teamwork, flexible work arrangements, local decision-making and open communications. Certain key employees have been granted stock options. We do not have any employees represented by a labor union. We have not experienced any work stoppages. We consider our relations with our current employees to be good.

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

The Overall Weakened Economic Climate Could Result in Decreased Demand for Our Products and Services

Our products typically represent substantial capital commitments by customers and involve a potentially long sales cycle. As a result, our operations and performance depend significantly on worldwide economic conditions and their impact on customer purchasing decisions.  In this current economic climate, current or prospective customers are reviewing the allocation of their capital spending budgets to communication software, services and systems, which has resulted, and may continue to result, in our current or prospective customers delaying and/or reducing their capital spending related to information systems. Some of the factors that could influence the levels of spending by our current or prospective customers include availability of credit, labor and healthcare costs, consumer confidence and other factors affecting spending behavior. These and other economic factors could have a material adverse effect on demand for our products and services and on our financial condition and operating results.

We May Not Sustain Profitability

We have been profitable for the past five consecutive years. Prior to 2004, we historically incurred losses and may do so again in the future. At December 31, 2008, we had accumulated net losses since inception of $26.1 million. We intend to continue to make significant investments in our research and development, sales and marketing, and services operations.

Our Quarterly Operating Results Have Varied Significantly

Our operating results may vary significantly from quarter to quarter depending on a number of factors affecting us or our industry, including many that are beyond our control. As a result, we believe that period-to-period comparisons of our operating results should not be relied on as an indication of our future performance. In addition, our operating results in a future quarter or quarters may fall below expectations of securities analysts or investors and, as a result, the price of our common stock may fluctuate.

Because we do not know if or when our partners and current or potential customers will place orders and finalize licenses, we cannot accurately forecast our licensing activity, our revenues and our operating results for future quarters. We recognize revenues from different licenses over different periods depending on the satisfaction of the requirements of relevant accounting literature, including American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, AICPA Statement of Position 98-9, SEC Staff Accounting Bulletin (“SAB”) No. 104, and all related AICPA Technical Practice Aids (5100.38 - 5100.76). As a result, our quarterly revenues and operating results depend on many factors, including the type of license, the size, quantity and timing of orders received for our products during each quarter, the delivery of the related software or hardware and our expectations regarding collection. If a large number of orders or several large orders do not occur or are deferred or delayed, our revenues in a quarter could be substantially reduced. This risk is heightened by the significant investment and executive level decision-making typically involved in our customers’ decisions to license our products. Since a large portion of our operating expenses, including salaries and rent, is fixed and difficult to reduce or modify in a short time period, our business, financial condition or results of operations could be materially adversely affected if revenues do not meet our expectations.

Our limited number of products, changes in pricing policies, the timing of development completion, and announcement and sale of new or upgraded versions of our products are some of the additional factors that could cause our revenues and operating results to vary significantly from period to period.

We Are Exposed to Fluctuations in the Market Value of Our Money Market Funds and Investments. The Financial Pressure on Investment Institutions Managing Our Investments or the Failure of Such Entities May Lead to Restrictions on Access to Our Investments Which Could Negatively Impact Our Balance of Cash and Cash Equivalents, thus Affecting Our Overall Financial Condition

        We maintain an investment portfolio of various holdings and maturities. These securities are recorded on our consolidated balance sheets at fair value. This portfolio includes money market funds, notes, bonds and commercial paper of various issuers. If the debt of these issuers is downgraded, the carrying value of these investments could be impaired. In addition, we could also face default risk from some of these issuers, which could cause the carrying value to be impaired. Financial institutions have been under significant pressure over the past several quarters. Should one or more of the financial institutions managing our invested funds experience increased financial pressure resulting in bankruptcy, or the threat of bankruptcy, access to our funds may be restricted for a period of time and may also result in losses on those funds.

        Our cash and cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. We maintain the cash and cash equivalents with reputable major financial institutions. Deposits with these banks exceed the Federal Deposit Insurance Corporation insurance limits or similar limits in foreign jurisdictions. While we monitor daily the cash balances in the operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial or credit markets. To date we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial and credit markets.

We Have a Lengthy Product Sales Cycle Which May Contribute to Variability of Quarterly Operating Results

We have generally experienced a lengthy initial sales cycle, which can last six to nine months and sometimes longer. The lengthy sales cycle is one of the factors that has caused, and may in the future continue to cause, our product revenues and operating results to vary significantly from quarter to quarter which may in turn affect the market price of our common stock. The lengthy sales cycle also makes it difficult for us to forecast product license revenues. Because of the unique characteristics of our products and our prospective customers’ internal evaluation processes, decisions to license our products often require significant time and executive-level decision making. We believe that many companies currently are not aware of the benefits of interaction management software of the type that we license or of our products and capabilities. For this reason, we must provide a significant level of education to prospective customers about the use and benefits of our products, which can cause potential customers to take many months to make these decisions. As a result, sales cycles for customer orders vary substantially from customer to customer. Excessive delay in product sales could materially adversely affect our business, financial condition or results of operations.

The length of the sales cycle for customer orders depends on a number of other factors over which we have little or no control, including:

•	a customer’s budgetary constraints;

•	the timing of a customer’s budget cycle;

•	concerns by customers about the introduction of new products by us or our competitors; and

•	downturns in general economic conditions, including reductions in demand for contact center services.

Our Inability to Successfully Manage Our Increasingly Complex Supplier and Other Third Party Relationships Could Adversely Affect Us

As the complexity of our product technology and our supplier and other third party relationships have increased, the management of those relationships and the negotiation of contractual terms sufficient to protect our rights and limit our potential liabilities are complicated, and we expect this trend to continue in the future. In addition, because we offer, through suppliers, a whole product solution, this has added complexity to those third party relationships. As a result, our inability to successfully manage these relationships or negotiate sufficient contractual terms could have a material adverse effect on us.

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

We cannot assure you that we would be able to locate alternative hardware sources in a timely manner, on terms favorable to us, or at all. Even if we and/or our distributors are successful in locating alternative sources of supply, alternative suppliers could increase prices significantly. In addition, alternative components may malfunction or interact with existing components in unexpected ways. The use of new suppliers and the modification of our products to function with new systems would require testing and may require further modifications, which may result in additional expense, diversion of management attention and other resources, inability to fulfill customer orders or delay in fulfillment, reduction in quality and reliability, customer dissatisfaction and other adverse effects on our reputation, business and operating results.

We May Not be Able to Grow Our Business If We Do Not Maintain Successful Relationships With Our Reseller Partners and Continue to Recruit and Develop Additional Successful Reseller Partners

Our ability to achieve revenue growth in the future will depend in part on our success in maintaining productive relationships with our existing and future reseller partners and in recruiting and training additional reseller partners. We rely primarily on these partners to market and support our products and plan on continuing to rely heavily on such partners in the future. We continue to expand our partner and distribution networks and may be unable to attract additional partners with both voice and data expertise or appropriate partners that will be able to market our products effectively and that will be qualified to provide timely and cost-effective customer support and service. We generally do not have long-term or exclusive agreements with our partners, and the loss of specific larger partners or a significant number of partners could materially adversely affect our business, financial condition or results of operations. In addition, due to the current weakened economic conditions, the risk of failure of a specific partner or a significant number of partners is increased, which failure could also materially adversely affect our business, financial condition or results of operations.

We Face Competitive Pressures, Which May Have a Material Adverse Effect on Us

The market for our software applications is highly competitive and, because there are relatively low barriers to entry in the software market, we expect competitive pressures to continue to be a risk to our ongoing success in the market. In addition, because our industry is evolving and characterized by rapid technological change, it is difficult for us to predict whether, when and by whom new competing technologies or new competitors may be introduced into our markets. Currently, our competition comes from several different market segments, including computer telephony platform developers, computer telephony applications software developers and telecommunications equipment vendors. Additionally, alternative deployment strategies such as software as a service, are offered by certain companies. We cannot provide assurance that we will be able to compete effectively against current and future competitors in these segments, nor new segments with new types of competitors. In addition, increased competition or other competitive pressures may result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on our business, financial condition or results of operations.

Many of our current and potential competitors have longer operating histories, significantly greater resources, greater name recognition and a larger installed base of customers than we do. Competitors may be able to respond to new or emerging technologies and changes in customer requirements more effectively than we can, or devote greater resources to the development, promotion and sale of products than we can. In addition, for a number of our larger competitors, the product segment in which they currently compete with us is a small portion of their overall offering. These competitors might be willing and able to dramatically cut prices in our segment in order to protect or grow other segments that are more important to their overall business. Current and potential competitors have established, and may in the future establish, cooperative relationships among themselves or with third parties, including mergers or acquisitions, to increase the ability of their products to address the needs of our current or prospective customers. If these competitors were to acquire significantly increased market share, it could have a material adverse effect on our business, financial condition or results of operations.

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

Our Products Require Wide Area Networks, and We May be Unable to Sell Our Products Where Networks Do Not Perform Adequately

Our products also depend on the reliable performance of the wide area networks of enterprise customers. If enterprise customers experience inadequate performance with their wide area networks, whether due to outages, component failures, or otherwise, our product performance would be adversely affected. As a result, when these types of problems occur with these networks, our enterprise customers may not be able to immediately identify the source of the problem, and may conclude that the problem is related to our products. This could harm our relationships with our current enterprise customers and make it more difficult to attract new enterprise customers, which could negatively affect our business.

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

Changes in Corporate Taxes or Adverse Outcomes Resulting from Examination of Our Income Tax Returns Could Adversely Affect Our Results

Our provision for income taxes is subject to volatility and could be adversely affected by changes in the valuation of our deferred tax assets and liabilities; by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by expiration of or lapses in the research and development tax credit laws; by transfer pricing adjustments including the post-acquisition integration of purchased intangible assets from certain acquisitions into our intercompany research and development cost sharing arrangement; by tax effects of nondeductible stock option expense; by tax costs related to intercompany realignments; or by changes in tax laws, regulations and accounting principles, including accounting for uncertain tax positions or interpretations thereof. If amounts included in tax returns are reduced or disallowed, it would reduce our carryforward losses and tax credits and the amount of expected future non-cash income tax expense used by management and investors. Significant judgment is required to determine the recognition and measurement attribute prescribed in Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). In addition, FIN 48 applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates and in some cases is wholly exempt from tax. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities.  We have also recorded state and local income tax incentives as a reduction of certain operating expenses and if those incentives were to be disallowed we may be required to record additional expense. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

We Depend on Key Personnel and Will Need to Retain and Recruit Skilled Personnel, for Which Competition Is Intense, to Conduct and Grow Our Business Effectively

Our success depends in large part on the continued service of our key personnel, particularly Dr. Donald E. Brown, our Chief Executive Officer and largest stockholder. The loss of the services of Dr. Brown or other key personnel could have a material adverse effect on our business, financial condition or results of operations. Our future success also depends on our ability to attract, train, assimilate and retain additional qualified personnel. Competition for persons with skills in the software industry is intense, particularly for those with relevant technical and/or sales experience. We cannot assure you that we will be able to retain our key employees or that we can attract, train, assimilate or retain other highly qualified personnel in the future.

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

Our International Operations Involve Financial and Operational Risks Which May Adversely Affect Our Business and Operating Results

Our international operations require significant management attention and financial resources to establish and operate, including hiring appropriate personnel and recruiting effective international partners. Non-North American revenues accounted for 27%, 25% and 25% of our total revenues for the years ended December 31, 2008, 2007 and 2006, respectively. We intend to continue to emphasize our international operations and we may enter additional international markets. Revenues from international operations may be inadequate to cover the expenses of those operations. Risks inherent in our international business activities may include the following:

•	economic and political instability;

•	unexpected changes in foreign regulatory requirements and laws;

•	tariffs and other trade barriers;

•	timing, cost and potential difficulty of adapting our software products to the local language in those foreign countries that do not use the English alphabet, such as Japan, Korea and China;

•	lack of acceptance of our products in foreign countries;

•	longer sales cycles and accounts receivable payment cycles;

•	potentially adverse tax consequences;

•	restrictions on the repatriation of funds;

•	acts of terrorism; and

•	increased government regulations related to increasing or reducing business activity in various countries.

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

In addition, the stock market has experienced significant price and volume fluctuations in the past few months that have particularly affected the trading prices of equity securities of many technology companies, including us. These price and volume fluctuations often have been unrelated to the operating performance of the affected companies. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has sometimes been instituted against that company. This type of litigation, regardless of the outcome, could result in substantial costs and a diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition or results of operations.

Our Common Stock is Subject to Various Listing Requirements

The various markets operated by The NASDAQ Stock Market, LLC (“NASDAQ”) have quantitative maintenance criteria for continued listing of common stock. We may be delisted from one or more NASDAQ markets if we fail to comply with the criteria. While we believe that we currently meet criteria for listing on a market operated by NASDAQ, we can offer no assurance that our common stock will continue to meet the various criteria for continued listing on any market operated by NASDAQ. Any delisting may result in a reduction in the liquidity of our common stock, which may have a material adverse effect on the price of our common stock.

Changes Made to Generally Accepted Accounting Principles and Other Legislative Changes May Impact Our Business

Revisions to generally accepted accounting principles will require us to review our accounting and financial reporting procedures in order to ensure continued compliance with required policies. From time to time, such changes may have a short-term impact on our reporting, and these changes may impact market perception of our financial condition. In addition, legislative changes, and the perception these changes create, can have a material adverse effect on our business.

We are Required to Recognize Stock-Based Compensation Expense Related to Employee Stock Options, and There is No Assurance that the Expense that We are Required to Recognize is Indicative of the Accurate Value of Our Share-Based Payment Awards

The application of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) requires the use of an option-pricing model to determine the fair value of share-based payment awards on the day they are granted. As a result of adopting SFAS 123R, beginning with 2006, our earnings were lower than they would have been had we not been required to adopt SFAS 123R. This will continue to be the case for future periods as long as we have either new grants or unvested stock-based payment awards. We cannot predict the effect that this adverse impact on our reported operating results will have on the trading price of our common stock.

This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. If factors change and we use different assumptions for estimating stock-based compensation expense in future periods, stock-based compensation expense may differ materially in the future from that recorded in 2008. Although the fair value of employee stock options is determined in accordance with SFAS 123R and SAB No. 107, Share-Based Payment, as amended by SAB No. 110, Share-Based Payment, using an option-pricing model such as Black-Scholes, that value may not be indicative of the fair value observed in a willing buyer and willing seller market transaction.

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

If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. Failure to maintain effective internal control over financial reporting could result in investigation by regulatory authorities, and could have a material adverse effect on our business and operating results, investor confidence in our reported financial information, and the market price of our common stock.

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

Man-Made Problems and/or Catastrophic Events May Disrupt Our Operations and Harm Our Operating Results

Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business, operating results, and financial condition. Efforts to limit the ability of malicious third parties to disrupt the operations of the Internet or undermine our own security efforts may meet with resistance. In addition, the continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to the economies of the United States and other countries and create further uncertainties or otherwise materially harm our business, operating results, and financial condition. Likewise, events such as widespread blackouts could have similar negative impacts. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders or the manufacture or shipment of our products, our business, operating results and financial condition could be materially and adversely affected.

A disruption or failure of our systems or operations in the event of a major earthquake, weather event, or other catastrophic event could cause delays in completing sales, providing services or performing other mission-critical functions. A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could harm our ability to conduct normal business operations and our operating results.

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

Our world headquarters are located in a 200,000 square foot space in two office buildings in Indianapolis, Indiana. We lease the space under an operating lease agreement and amendments which expire on March 31, 2018. In addition to our world headquarters, we occupy two regional offices in the United States, one in Herndon, Virginia, and one in Irvine, California. We also lease offices for each of our EMEA and APAC operations in Berkshire, United Kingdom and Kuala Lumpur, Malaysia, respectively. We lease space for our various sales, services and development offices located throughout the United States and in other countries with varying terms and lengths of contract.  All of these leases are short-term operating leases.

We believe that all of our facilities, including our world headquarters, regional offices and international offices in EMEA and APAC, are adequate and well suited to accommodate our business operations. We continuously review space alternatives to ensure we have adequate room for growth in the future.

ITEM 3.	LEGAL PROCEEDINGS.

The information set forth in Note 13 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.
PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on The NASDAQ Global Market under the ticker symbol ININ. The following table sets forth, for the quarterly periods indicated, the high and low common stock prices per share as reported by The NASDAQ Global Market:

	2008		2007
Quarter Ended:	High	Low	High	Low
March 31	$26.99	$11.00	$23.10	$13.50
June 30	13.71	10.88	21.42	14.50
September 30	12.37	6.60	22.87	17.88
December 31	9.48	5.51	30.16	19.00

We have never declared or paid cash dividends on our common stock and do not expect to declare or pay any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and to expand our business. Any future determination to declare or pay cash dividends will be at the discretion of our Board of Directors and will depend upon our financial condition, operating results, capital requirements and other factors that our Board of Directors deem relevant.

As of February 28, 2009, there were 127 registered holders of record of our common stock.

Share Repurchase Program

On July 28, 2008, our Board of Directors approved a share repurchase program to facilitate the repurchase of our common stock over the course of one year.  Under this program, we could purchase shares of our common stock up to a maximum aggregate purchase price of $10.0 million. Repurchases could be made from time to time in the open market and in privately negotiated transactions, based on business and market conditions under plans designed to comply with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The program could be amended, suspended or discontinued at any time and did not commit us to repurchase shares of our common stock.  All shares acquired are available for stock-based compensation awards and other corporate purposes.

As of December 31, 2008, we repurchased 1,204,454 shares of our common stock at an aggregate cost of $10.0 million. The share repurchase program was completed on November 12, 2008. No additional shares have been repurchased. Below is a summary of the shares repurchased in the fourth quarter of fiscal 2008:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Oct 1, 2008 – Oct 31, 2008	721,715	7.59	721,715	$1,039,051
Nov 1, 2008 - Nov 30, 2008	129,488	7.98	129,488	-
Dec 1, 2008 - Dec 31, 2008	-	-	-	-
Total	851,203	7.65	851,203

Performance Graph

The following graph compares the cumulative total return to shareholders of our  common stock from December 31, 2003 through December 31, 2008 with the cumulative total return over such period of (i) the Standard & Poor’s 500 Stock Index (the S&P 500 Index) and (ii) the Research Data Group Software Composite Index (the RDG Software Composite Index). The graph assumes an investment of $100 on December 31, 2003 in each of our common stock, the S&P 500 Index and the RDG Software Composite Index (and the reinvestment of all dividends). The performance shown is not necessarily indicative of future performance. The comparisons shown in the graph below are based on historical data and we caution that the stock price performance shown is not indicative of, and is not intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from Research Data Group, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

Cumulative Total Return Years Ended December 31,

	2003	2004	2005	2006	2007	2008

Interactive Intelligence, Inc.	$100.00	$86.54	$98.08	$431.15	$506.73	$123.27
S&P 500 Index	100.00	110.88	116.33	134.70	142.10	89.53
RDG Software Composite Index	100.00	110.69	109.48	125.50	146.24	86.68

                The preceding Performance Graph and related information shall not be deemed “soliciting material,” or to be “filed” with the SEC, nor shall such information be incorporated by reference in any filing of Interactive Intelligence, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The remaining information required by Item 5 concerning securities authorized for issuance under our equity compensation plans is set forth in or incorporated by reference to Part III, Item 12 of this Annual Report on Form 10-K.

ITEM 6.                 SELECTED CONSOLIDATED FINANCIAL DATA.

The following selected consolidated financial data (in thousands, except per share amounts) is qualified in its entirety by, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the Notes thereto contained in Items 7 and 8, respectively, of this Annual Report on Form 10-K. There were no cash dividends declared per common share.

Consolidated Statements of Operations Data:

	Years Ended December 31,
	2008	2007	2006	2005	2004
Total revenues	$121,406	$109,901	$83,044	$62,937	$55,119
Gross profit	82,268	74,648	59,050	47,374	41,964
Operating income	6,756	7,994	4,977	2,392	983
Net income	4,338	17,456	10,248	2,108	1,040

Net income per share:
Basic	$0.24	$1.00	$0.62	$0.13	$0.07
Diluted	0.23	0.91	0.56	0.13	0.06

Consolidated Balance Sheet Data:
	December 31,
	2008	2007	2006	2005	2004
Cash and cash equivalents and short-term investments	$45,510	$46,327	$27,086	$15,127	$14,603
Net working capital	35,504	37,073	14,449	3,177	347
Total assets	105,183	103,438	66,775	38,398	32,498
Total shareholders’ equity	47,247	48,619	24,278	7,793	5,036

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Interactive Intelligence, Inc. (“Interactive Intelligence”, “we”, “us” or “our”) was formed in 1994 as an Indiana corporation and maintains its world headquarters and executive offices at 7601 Interactive Way, Indianapolis, IN 46278. Our telephone number is (317) 872-3000. We are located on the web at http://www.inin.com. We file annual, quarterly and current reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934, as amended. These periodic and current reports and all amendments to those reports are available free of charge on the investor relations page of our website at http://investors.inin.com.

We are a leading provider of software application suites for VoIP business communications, and are increasingly leveraging our leadership position in the worldwide contact center market to offer our solutions to enterprises. In addition to the contact center sector, businesses utilize our solutions in industries including, but not limited to, teleservices, financial services (banks, credit unions), insurance, higher education (universities), healthcare, retail, technology, government and business services. Organizations that employ remote and mobile workers incorporate our solutions as well. For enterprises that rely on the Microsoft platform, we offer a pre-integrated all-software IP PBX phone and communications system that enables straightforward integration to Microsoft applications for data management. In all, our innovative software products and services are designed expressly for multichannel contact management, business communications and messaging using the SIP global communications standard that supports VoIP. To supplement our software solutions, our product lineup includes a full-featured media server, media gateways and SIP proxy for IP-based communications networks and infrastructures. Our customers can deploy our solutions as an on-premise system at their site or as CaaS offered via our off-site data center.

Our application-based solutions are integrated on a single software platform. Overall, our platform has been developed to deliver security, broaden integration to business systems and end-user devices, enhance mobility for today’s workforce, scale to thousands of users, and more wholly satisfy diverse business communications and interaction management needs in markets for:

•	The Contact Center

•	Enterprise IP Telephony

•	Enterprise Messaging

By implementing our all-in-one solutions, businesses are able to unify multichannel communications media (phone, fax, e-mail and web chat); improve workforce performance, effectiveness and productivity; and more readily adapt to changing market and customer requirements. Organizations in the industries we serve are further able to reduce equipment and maintenance costs over traditional “multipoint” communications hardware, and additionally reduce the complexity of such non-integrated systems.

Business Strategy

In the coming year, we intend to highlight our CBPA effort to solidify our position in the contact center market and expand our IP telephony solutions further into the enterprise market. We also will emphasize our new packaged approach to professional services, market these services and enhanced product functionality more aggressively to existing customers, and focus on growing our CaaS offering as a viable option that allows an organization to pay for a communications solution on a monthly subscription basis. Our strategy for achieving this overall mission is:

1.	Launch our Communications-Based Process Automation;

2.	Promote our Packaged Services Offerings;

3.	Market More Effectively and Aggressively to our Existing Customers;

4.	Rapidly Grow our CaaS Customer Base;

5.	Innovation and Enhancing our Core Product Offerings;

6.	Expand in our Markets;

7.	Leverage our Relationships with Multi-National Partners to Open New Selling Opportunities;

8.	Develop Effective Relationships with Companies in Specific Vertical Industries; and

9.	Increase Awareness of our All-in-One Solution and Launch Aggressive Replacement Programs.

Critical Accounting Policies and Estimates

We believe our accounting policies listed below are important to understanding our historical and future performance, as these policies affect our reported amounts of revenues and expenses and are applied to significant areas involving management’s judgments and estimates. These policies, and our procedures related to these policies, are described below. See also Note 2 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a further summary of our significant accounting policies and methods used in the preparation of our consolidated financial statements.

The accounting policies described below are significantly affected by critical accounting estimates. Such accounting policies require significant judgments, assumptions and estimates used in the preparation of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, and actual results could differ materially from the amounts reported based on these policies.

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

Services revenues

Services revenues are primarily recognized for renewal fees and support related to annually renewable license agreements and support fees for perpetual license agreements. For annually renewable agreements, the allocation of the order between product revenues and services revenues is based on an average renewal rate for our time based contracts. We apply the allocation of product revenues and services revenues consistently to all annually renewable agreements. Under annually renewable license agreements, after the initial license period, our customers may renew their license agreement for an additional period, typically 12 months, by paying a renewal fee. The revenue from annual renewal fees is classified under services revenue and the revenue is recognized ratably over the contract period. Under perpetual license agreements, we recognize annual support fees as services revenues ratably over the post-contract support period, which is typically 12 months, however customers have the option to prepay support up to three years.

We also generate revenues from other services that we provide to our customers and partners. These additional revenues include fees for professional services, educational services and CaaS. Revenues from professional services, which include implementing our products for a customer or partner, educational services, which consist of training courses for customers and partners, and CaaS, which allows customers to deploy our solutions via our off-site data center, are recognized as the related services are performed.

Stock-Based Compensation Expense

We account for our employee and director stock options in accordance with SFAS 123R and the guidance of SAB No. 107, Share-Based Payment (“SAB 107”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, based on fair values.  On December 21, 2007, the SEC released SAB No. 110, Share-Based Payment, which extended the permissibility of the simplified method, in certain circumstances, under SAB 107, for options granted after December 31, 2007.

As permitted by SFAS 123R, we continue to use the Black-Scholes option-pricing model as our method of valuation for share-based payment awards. Our determination of fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards and an expected risk-free rate of return. If factors change and we use different assumptions for estimating stock-based compensation expense in future periods, stock-based compensation expense related to new awards may differ materially in the future from that recorded in the current period related to outstanding awards.

For additional information, refer to Note 6 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Stock-based compensation expense for employee and director stock options recognized under SFAS 123R for the years ended December 31, 2008, 2007 and 2006 was $3.0 million, $3.1 million and $2.1 million, respectively.

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

At December 31, 2008, we had $26.8 million of tax net operating loss carryforwards and $4.7 million in tax credit carryforwards. During 2008 and 2007 our total deferred tax asset decreased by $2.2 million and increased by $8.4 million, respectively. We have no valuation allowance recorded at December 31, 2008. We will continue to evaluate the valuation of recorded deferred tax assets in accordance with the requirements of SFAS 109.

Allowance for Doubtful Accounts Receivable

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We evaluate bad debt expense based on a percentage of revenue reported each period. We then review the allowance for doubtful accounts each reporting period based on a detailed analysis of our accounts receivable. In the analysis, we primarily consider the following attributes of the partner or customer: the age of the receivable; their creditworthiness; the economic conditions of their industry; and general economic conditions. If any of these factors change, we may also change our original estimates, which could impact the level of our future allowance for doubtful accounts. We have considered the impact of the current economic conditions as part of our overall determination of allowance for doubtful accounts.

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

Financial Highlights

For the year ended December 31, 2008 we achieved 10% annual revenue growth compared to 2007 and generated over $14.6 million of operating cash flow. Our operating income decreased 15% year-over-year. Factors that affect revenues in any particular year include the overall economy’s growth or uncertainty, an end-customer’s budget constraints, personnel resources to implement our solutions, historical product order patterns and willingness to implement a critical telecommunications system. Revenues in any particular period can greatly fluctuate from other periods.

The amount of orders we receive, while impacting product revenues, does not have an exact correlation to recognized revenues because the terms in the contracts, a customer’s or partner’s collection history, and any other contractual conditions affect whether we can recognize the order during the period the order is received or in subsequent periods.  Consequently, product revenues for any particular period are impacted not only by orders received in the current period but also by orders received in previous periods that are being recognized in the current period.

The following table sets forth information about our total revenues (in millions) and the annual growth percentage over the previous year for the past five years (including the impact of the reclassifications and adjustments discussed in Note 2 of Notes to Consolidated Financial Statements).

Year:	Revenues	% Growth
2008	$121.4	10%
2007	109.9	32
2006	83.0	32
2005	62.9	14
2004	55.1	7

The 10% increase in revenues for 2008 compared to 2007 can be attributed to an increase in both product and services revenues. Overall the dollar amount of our customer orders increased for the year ended 2008 by 5% compared to 2007. We saw an overall increase in the dollar amount of initial orders of 24% in 2008 compared to 2007. The majority of these orders were for our contact center, enterprise messaging and IP PBX solutions. This increase was offset by a decrease in the dollar amount of follow-on orders in 2008 compared to 2007 of 6%, which was the result of many existing customers limiting expansions of our systems in response to economic conditions. Product revenues may fluctuate from quarter to quarter depending on the mix of orders between perpetual licenses and annually renewable licenses.

Service revenues increased by 17% during 2008, compared to 2007, as a result of our growing installed base of customers and their related annual license renewal fees and support fees for perpetual licenses, both in number and dollar amount of licenses. This increase was also due to an increase in revenues from education and CaaS, as more partners and customers participated in our global training sessions and more customers opted to purchase our hosted solution.

Cost of revenues increased $3.9 million during 2008, compared to 2007, primarily due to increased hardware costs for products as well as increased compensation expense. Hardware costs for products increased primarily due to the dollar amount of our EIC solution orders, which includes a hardware component, increasing in 2008 compared to 2007, as well as sales of the Interaction Gateway and media servers. Compensation expense for our services personnel increased as a result of an increase in staffing during the year.

Operating expenses increased $8.9 million during 2008, compared to 2007, primarily due to increases in compensation expense, marketing costs and general corporate allocable cost such as rent and depreciation.  Compensation expense increased by $7.6 million in 2008 compared to 2007, primarily as a result of a global staffing increase of 14% in the first three quarters of 2008, compared to 2007. During 2008, marketing costs also increased compared to 2007. The $2.9 million year-over-year increase in marketing costs resulted from an increase in advertising, public relations and marketing related events from efforts to continue to increase our brand awareness and distribution. Allocated rent and depreciation costs increased during 2008, by $1.1 million and $1.0 million, respectively, compared to 2007. The increase in these costs was primarily due to additional offices opening in 2008, expansions of current offices and an increase in our furniture and equipment during 2008.

During the fourth quarter of 2008, we reached a settlement with the French Taxing Authority related to a value added tax (“VAT”) claim. The settlement included Interactive Intelligence France SARL paying $5.3 million for VAT, corporation and withholding taxes and late penalties and interest. In return, Interactive Intelligence, Inc. was granted a refund of VAT paid (including the current amount and past payments) of $5.6 million. Interactive Intelligence, Inc. assigned $5.3 million of this refund to pay off the VAT and other taxes and penalties owed. The remaining $300,000 was refunded to Interactive Intelligence, Inc. We had previously accrued for corporation taxes owed; therefore, the net U.S. dollar effect to our financial position was a reduction in operating expenses of $577,000, as that is where the original expense for the VAT was allocated. VAT charges were incurred on various items including rent, hotels, supplies, etc. The breakdown of how the refund was applied is as follows:

VAT Allocation (in thousands)
Costs of services	$191
Sales and marketing	151
Research and development	88
General and administrative	147
Total	$577

On July 28, 2008, our Board of Directors approved a $10.0 million share repurchase program. As of December 31, 2008, we had repurchased approximately 1.2 million shares of our common stock under the share repurchase program at an aggregate cost of $10.0 million and a  weighted average price of $8.26 per share. We did not repurchase any of our common stock during 2007.

Given the current economic conditions, we do not believe that we can accurately predict 2009 results. During 2009, we will continue to focus on maintaining profitability while positioning the company for future growth.

Historical Results of Operations

The following table sets forth, for the periods indicated, our consolidated financial information expressed as a percentage of total revenues:

	Years Ended December 31,
	2008	2007	2006
Revenues:
Product	50%	52%	52%
Services	50	48	48
Total revenues	100	100	100
Cost of revenues:
Product	13	13	11
Services	19	19	18
Total cost of revenues	32	32	29
Gross profit	68	68	71
Operating expenses:
Sales and marketing	32	33	36
Research and development	18	16	16
General and administrative	12	12	13
Total operating expenses	62	61	65
Operating income	6	7	6
Other income:
Interest income, net	1	2	1
Other expense	--	--	--
Total other income	1	2	1
Income before income taxes	7	9	7
Income tax benefit (expense)	(3)	7	5
Net income	4%	16%	12%

Comparison of Years Ended December 31, 2008, 2007 and 2006

Revenues

Primary Sources of Revenues

We generate revenues from (i) product revenues which include licensing the right to use our software applications and, in certain instances, providing hardware as a component of our solution and (ii) services revenues which include annual support fees, annual renewal fees, professional services fees and educational services fees. Services revenues are primarily recognized for renewal fees and support related to annually renewable license agreements and support fees for perpetual license agreements.

Product Revenues	Years Ended December 31,
	2008	2007	2006
	($ in thousands)
Product revenues	$60,256	$57,673	$43,021
Change from prior year period	4%	34%	29%
Percentage of total revenues	50%	52%	52%

The amount of product orders we receive, which include software and hardware and first year support, impacts product revenues but does not have an exact correlation to revenues because the terms in the contracts, collection history with the customer or partner, and any other contractual conditions affect whether we can recognize the order during the period or in a subsequent period. Consequently, product revenues for any particular period are impacted not only by orders received in the current period but also by orders received in previous periods that are being recognized in the current period. In addition, product orders include first year support which is deferred and recognized over the support period.

For 2008, the dollar amount of product orders increased by 5% compared to 2007. The dollar amount of orders from our 366 new customers increased 24% in 2008 compared to 2007. As a result of the weakening economy, the dollar amount of orders from current customers in 2008 decreased by 6% compared to 2007. We also experienced an increase of 50% in the dollar amount of orders for our media server and gateway appliances along with other hardware we deliver as part of our solutions in 2008 compared to 2007, which contributed to an increase in product costs.

For 2007, the dollar amount of product orders increased by 26% compared to 2006, with the dollar amount of new customer orders increasing by 4% and the dollar amount of current customer orders increasing by 44%. The dollar amount of orders of our media servers and gateway appliances increased to $6.6 million in 2007 from $3.0 million in 2006, or 116%.

Product revenues can fluctuate from period to period depending on the mix of contracts sold between perpetual licenses and annually renewable licenses. The majority of our product licenses are perpetual but we do also have certain customers with renewable term licenses. Annually renewable licenses represented 20%, 19% and 23%, respectively, of total product order in 2008, 2007 and 2006, respectively. Perpetual orders are recognized when received, if other recognition criteria are satisfied, while renewable term licenses are deferred and generally recognized over one year. The impact of the mix of contracts on our product revenues occurs only in the year of a product order; subsequent renewal fees received for annually renewable licenses and renewal support fees for perpetual contracts are all allocated entirely to services revenues.

Our geographic mix of licenses has been relatively constant over 2008, 2007 and 2006, with the Americas contributing 68% to 73%, EMEA contributing 20% to 23%, and APAC contribution 7% to 9% of the total contracts in any one year.

Services Revenues	Years Ended December 31,
	2008	2007	2006
	($ in thousands)
Services revenues	$61,150	$52,228	$40,023
Change from prior year period	17%	30%	35%
Percentage of total revenues	50%	48%	48%

Services revenues include the portion of the license arrangement allocated from annually renewable and perpetual contracts, license renewals of annually renewable contracts, and support fees for perpetual contracts, as well as professional services, education, CaaS and other miscellaneous revenues. Revenues related to our renewal and support fees represented approximately 77%, 76% and 81% of our total services revenues for 2008, 2007 and 2006, respectively.

The increase in services revenues in 2008 compared to 2007 was due to increases in our growing installed base of customers and increases in related payments of annually renewable license fees and support fees for perpetual licenses. License renewal and support revenues increased $7.4 million in 2008 compared to 2007. As we sign contracts and install our solutions with new end-customers and expand product usage at existing customers, we expect that our services revenues will continue to increase as customers renew licenses and pay for support on our software applications. The actual percentage fee charged for renewal of annually renewable licenses and perpetual support agreements as compared to the initial annually renewable license fee and perpetual license, respectively, is comparable on a relative percentage basis, and therefore, the mix of these types of contracts in the future is not expected to impact our future services revenues. Education and CaaS increased during 2008 compared to the prior year by $404,000 and $900,000, respectively. The increase in education was due to revenue from a larger number of partners and customers attending our global training sessions. CaaS increased because more customers opted to purchase a hosted solution.

License renewal and support revenue increased in 2007, compared to 2006 by $7.3 million primarily due to an increase in license renewal and support fees for our software applications. In April 2007, we acquired the professional services division of Alliance Systems Ltd. ("Alliance), which also contributed to the increase in 2007 compared to 2006. The acquisition added 13 engineers to our professional services team and increased our resources to serve our customers and partners which resulted in a professional services revenue increase of $4.3 million, or 117%, during 2007 compared to the prior year.

Support and license renewal rates were approximately 90% during each of the last three years.

        Services revenues have and will fluctuate based on dollar amount of orders and license renewals, the number of attendees at our educational classes, the amount of assistance our customers and partners need for implementation and installation and CaaS adoption. We anticipate these services revenues will continue to increase in the future if the number of our customers continues to increase.

Cost of Revenues	Years Ended December 31,
	2008	2007	2006
	($ in thousands)
Cost of revenues:
Product	$15,446	$14,159	$9,318
Services	23,692	21,094	14,676
Total cost of revenues	$39,138	$35,253	$23,994
Change from prior year period	11%	47%	54%
Product costs as a % of product revenues	26%	25%	22%
Services costs as a % of services revenues	39%	40%	37%

Costs of product consist of hardware costs, primarily for media server and Interaction Gateway appliances that we developed; servers, telephone handsets and gateways that we purchase and resell; royalties for third party software and other technologies included in our solutions; personnel costs; and, to a lesser extent, software packaging costs, which include product media, duplication and documentation. Costs of product can fluctuate depending on which software applications are licensed to our customers and partners, the third party software that is licensed by the end user from us as part of our software applications and the dollar amount of orders for hardware.

The increase in costs of product of $1.3 million from 2007 to 2008 resulted primarily from an increase in hardware cost of goods sold due to higher dollar amounts of our EIC solution orders, which include a hardware component. Sales of our Interaction Gateway and media servers increased in 2008 compared to 2007, as well.

Costs of product for 2007 increased $4.8 million compared to 2006. Hardware costs increased $2.5 million as we continued to sell servers, gateways and telephone handsets with our CIC and EIC solutions. Royalties paid to third parties increased $1.8 million during 2007 compared to 2006 as we continued our use of technologies licensed from third parties. Staffing increased in the distribution center which resulted in a $388,000 increase in total compensation costs.

Costs of services consist primarily of compensation expenses for technical support, educational and professional services personnel and other costs associated with supporting our customers and partners. These expenses increased in 2008 compared to 2007 primarily due to a $1.9 million increase in compensation expense for our services personnel as a result of an increase in staffing. The increase was partially offset by the VAT refund of $191,000 allocated to costs of services.

The increase in 2007 costs of services, as compared to 2006, was primarily due to a $5.0 million increase in compensation expense for our services personnel. This increase resulted from a 28% increase in staffing during this period principally as a result of our April 2007 acquisition of the professional services division of Alliance. We incurred $360,000 of additional travel-related expenses during 2007 principally due to an increase in the demand for our professional services personnel to install our applications at the customers’ sites.

Gross Profit	Years Ended December 31,
	2008	2007	2006
	($ in thousands)
Gross profit	$82,268	$74,648	$59,050
Change from prior year period	10%	26%	25%
Percentage of total revenues	68%	68%	71%

Gross profit as a percentage of total revenues remained consistent during 2008, compared to 2007. The overall increase in gross profit was the result of an increase in our services margin in 2008, compared to 2007, due to an increase in license renewal and support revenues. In addition, $191,000 of the increase was related to the VAT refund allocated to costs of services.

Gross profit as a percentage of total revenues decreased in 2007, compared to 2006, primarily due to additional costs of product and services. Our services margin decreased during 2007, compared to 2006, principally due to the increase in compensation costs as a result of additional services personnel.

Gross margin in any particular period is dependent upon revenues recognized versus costs of product and costs of services incurred and is expected to vary.

Operating Expenses

Sales and Marketing	Years Ended December 31,
	2008	2007	2006
	($ in thousands)
Sales and marketing expenses	$39,295	$36,368	$29,503
Change from prior year period	8%	23%	22%
Percentage of total revenues	32%	33%	36%
Percentage of net product revenues	88%	84%	88%

Sales and marketing expenses are comprised primarily of compensation expenses, travel and entertainment expenses and promotional costs related to our sales, marketing and channel management operations. Sales and marketing compensation expense increased $1.6 million during 2008, compared to 2007, due to an increase in staffing. Corporate marketing expenses increased $443,000 during 2008, compared to 2007, due to an increase in advertising, public relations and marketing related events from efforts to continue to increase our brand awareness and distribution. Allocated rent expense and depreciation also increased during the year by $203,000 and $236,000, respectively, due to staff additions in the sales and marketing department. The increases listed above were partially offset by the VAT refund allocated to sales and marketing of $151,000.

Sales and marketing expenses increased in 2007 from 2006 primarily due to a $4.0 million increase in compensation expense for our sales and marketing personnel, which resulted from a 14% increase in staffing during the period. We also increased our corporate marketing efforts during 2007, which included increased advertising and brand promotions, seminars, web seminars, tradeshows and special events such as our global user forum and partner conferences resulting in an increase of $1.4 million in 2007 compared to 2006. Travel-related expenses also increased by $352,000 in 2007 compared to 2006.

Research and Development	Years Ended December 31,
	2008	2007	2006
	($ in thousands)
Research and development expenses	$21,539	$17,040	$13,578
Change from prior year period	26%	25%	10%
Percentage of total revenues	18%	16%	16%

Research and development expenses are comprised primarily of compensation and depreciation expenses.  During 2008, compensation expense increased $3.5 million, compared to 2007, due to an increase in staffing. Allocated rent and depreciation expense also increased during the year by $524,000 and $330,000, respectively, due to staff additions in the research and development department. These increases were partially offset by the VAT refund of $88,000 allocated to research and development. Research and development expenses increased during 2007, compared to 2006, primarily due to an increase of $3.0 million in compensation expense, which resulted from a 15% increase in staffing.

We believe that investment in research and development is critical to our future growth and competitive position in the marketplace and is directly related to timely development of new and enhanced solutions that are central to our business. As a result, we expect research and development expenses will continue to increase in future periods.

General and Administrative	Years Ended December 31,
	2008	2007	2006
	($ in thousands)
General and administrative expenses	$14,678	$13,246	$10,992
Change from prior year period	11%	21%	32%
Percentage of total revenues	12%	12%	13%

General and administrative expenses are comprised of compensation expense and general corporate expenses that are not allocable to other departments, such as legal and other professional fees and bad debt expense. General and administrative compensation related expense increased $595,000 in 2008 compared to 2007, due to an increase in staffing. In addition, in 2008 compared to 2007 office expense and supplies, including non-allocable office operating expenses, increased by $241,000 and professional services related to accounting, legal and tax fees increased by $169,000. We also recognized an increase in foreign exchange translation losses of $110,000 in 2008 compared to 2007. The increases listed above were partially offset by the VAT refund of $147,000 allocated to general and administration.

General and administrative expenses increased in 2007 compared to 2006 principally due to a $1.2 million increase in compensation expense, which resulted from an 18% increase in staffing. Bad debt expense increased $225,000 during 2007, compared to 2006, due to one of our large partners filing for bankruptcy.  Professional consulting and outsourced services expenses increased $214,000 during 2007, principally due to increased accounting, legal and tax fees.

Other Income (Expense)

Interest Income, Net

	Years Ended December 31,
	2008	2007	2006
	($ in thousands)
Cash, cash equivalents and short-term investments (average)	$45,919	$36,707	$21,107
Interest income, gross	1,288	1,729	744
Return on investments	3.0%	5.0%	4.0%

Interest income, net primarily consists of interest earned from investments and interest-bearing cash accounts. Interest expense and fees, which are not material for any years reported, are also included in interest income, net.

Interest earned on investments during 2008 compared to 2007 decreased due to lower interest rates as a result of decreases in interest yields on investments. In response to the financial crisis in 2008, we transferred the majority of our liquid investments into money market funds that are secured by low risk government securities. We continue to monitor investment options with the goal of maximizing our return on investment while minimizing the risk of default on the principal balance. We do not have any investments in subprime assets.

Interest earned on investments during 2007 and 2006 improved principally due to increasing average cash and investment balances and increasing interest rates.

Other Income (Expense), Net	Years Ended December 31,
	2008	2007	2006
	($ in thousands)
Other income (expense), net	$(242)	$(96)	$(94)

        Other income (expense), net includes foreign currency transaction gains and losses and, prior to 2008, foreign withholding taxes. During 2008, we conducted a study of our foreign tax withholding and we determined that we had sufficient and appropriate foreign source income to record our foreign withholdings as a credit for tax purposes instead of as a deduction to net income.

        Foreign currency transaction gains and losses can fluctuate based on the amount of revenue that is generated in certain international currencies, particularly the Euro, and the exchange gain or loss that results from foreign currency disbursements and receipts. The expense for 2007 consisted of $233,000 of foreign tax withholdings, offset by $138,000 of gains related to realized foreign currency transactions. The expense for 2006 consisted of $160,000 of foreign tax withholdings, offset by $66,000 of gains related to foreign currency transactions.

Income Tax Benefit (Expense)	Years Ended December 31,
	2008	2007	2006
	($ in thousands)
Income tax benefit (expense)	$(3,464)	$7,837	$4,671

We had over $3.0 million of tax net operating loss carryforwards and $4.7 million in tax credit carryforwards included in deferred tax assets at December 31, 2008. In addition we have tax deductible compensation of $23.9 million related to stock option deductions which has not been recorded as an asset but will be recognized when realized as a reduction of taxes payable. The tax benefit of these deductions will be primarily recorded as a credit to additional paid-in capital. During 2008 and 2007, our tax asset decreased by $2.2 million and increased by $8.4 million, respectively.  There was no valuation allowance at December 31, 2008 or 2007. We recorded income tax expense of $3.5 million in 2008. However, due to the tax net operating loss carryforwards, the tax credit carryforwards and stock option compensation deductions, we do not expect to have a significant cash payment of income taxes until 2010.

Liquidity and Capital Resources

We generate cash from the collections we receive related to licensing our products and from annual license renewals, maintenance and support and other services revenues.  During 2008, we also received $879,000 in cash from employees exercising stock options. We use cash primarily for paying our employees (including salaries, commissions and benefits), leasing office space, paying travel expenses and marketing activities, paying vendors for hardware, other services and supplies and purchasing property and equipment and, during the third and fourth quarters of 2008, repurchasing $10.0 million of our common stock. We continue to be debt free.

We determine liquidity by combining cash and cash equivalents and short-term investments as shown in the table below. Based on our recent performance and current expectations, we believe that our current liquidity position, when combined with our anticipated cash flows from operations, will be sufficient to satisfy our working capital needs and current or expected obligations associated with our operations over the next 12 months. Our future requirements will depend on many factors, including cash flows from operations, territory expansion and product development decisions and potential acquisitions. If our liquidity is not sufficient to cover our needs, we may be forced to raise additional capital, either through the capital markets or debt financings, and may not be able to do so on favorable terms or at all.

	December 31,
	2008	2007
	($ in thousands)
Cash and cash equivalents	$34,705	$29,270
Short-term investments	10,805	17,057
Total liquidity	$45,510	$46,327

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

The following table shows cash flows from operating activities, investing activities and financing activities for the stated periods:

	Year Ended December 31,
	2008	2007	2006
	($ in thousands)
Beginning cash and cash equivalents	$29,359	$13,531	$11,551
Cash provided by operating activities	14,586	20,154	10,583
Cash used in investing activities	(568)	(8,085)	(13,159)
Cash provided by (used in) financing activities	(8,672)	3,759	4,556
Ending cash and cash equivalents	$34,705	$29,359	$13,531

Our operating activities resulted in net cash provided of $14.6 million, $20.2 million and $10.6 million in 2008, 2007 and 2006, respectively. The net inflows of cash were the result of net earnings, our increase in deferred services revenues, which reflects support renewals, and deferred income taxes, offset in part by deferred product revenues. Depreciation was $3.7 million, $2.7 million and $1.8 million in 2008, 2007 and 2006, respectively. Stock-based compensation expense related to stock options was $3.0 million, $3.1 million and $2.1 million in 2008, 2007 and 2006, respectively. Total deferred revenues increased in 2008, 2007 and 2006 primarily due to an increase in deferred services revenues, principally related to support renewals, as our customer base continues to expand.

Our investing activities resulted in net cash used of $568,000, $8.1 million and $13.2 million in 2008, 2007 and 2006, respectively. The amount that we report as cash and cash equivalents or as short-term investments fluctuates depending on investing decisions in each period. Purchases of short-term investments are reported as a use of cash and the related receipt of proceeds upon maturity of the investment is reported as a source of cash. Our net purchases of available-for-sale investments in 2008, 2007 and 2006 were $6.3 million, $3.1 million and $10.1 million, respectively. We purchased property and equipment totaling $6.8 million, $4.1 million and $3.3 million in 2008, 2007 and 2006, respectively. These purchases related mainly to a major expansion of our world headquarters during 2008 as well as expansions of other offices domestically and internationally. The purchases also included computer hardware and leasehold improvements for our world headquarters and new regional headquarters offices. We anticipate that our purchases of property and equipment will be significantly less in 2009.

Net cash used in financing activities was $8.7 million in 2008 and net cash provided by financing activities was $3.8 million and $4.6 million in 2007 and 2006, respectively. The decrease in cash provided by financing activities in 2008 was due to the repurchases of our common stock totaling $10.0 million and a decrease in proceeds from stock options exercised during the year. The increase in cash provided in 2007 and 2006 was mainly due to proceeds of $3.5 million and $4.4 million from stock options that were exercised during the respective periods.

As set forth in the following Contractual Obligations table, we have operating lease obligations and purchase obligations that are not recorded in our consolidated financial statements. The operating lease obligations represent future payments on leases classified as operating leases and disclosed pursuant to SFAS No. 13, Accounting for Leases. These obligations include the amended operating lease of our world headquarters and the leases of several other buildings for our offices in the United States as well as eight other countries.  See Note 8 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion on our lease commitments.

In addition, we have signed obligations for activities after December 31, 2008, such as the global user forum and partner conferences, which are included in our purchase obligations. Finally, other obligations include amounts regarding our tax liabilities and uncertain tax positions related to FIN 48. See Note 11 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion on our uncertain tax positions. The amounts set forth in the following table are as of December 31, 2008 (in thousands).

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Operating lease obligations	$42,408	$5,131	$9,814	$8,636	$18,827
Purchase obligations	6,107	2,247	3,860	--	--
Other obligations reflected on the consolidated balance sheet under GAAP	328	25	--	303	--
Total	$48,843	$7,403	$13,674	$8,939	$18,827

        In addition to the amounts set forth in the table above, we have contractual obligations with certain third party technology companies to pay royalties to them based upon future licensing of their products and patented technologies.  We also have a purchase obligation with a third party in which the known payments due are currently classified above in the one to three year category. However, after three years the payments due will be based on a percentage of our revenues, and are therefore unknown. We cannot estimate what these future amounts will be; however, we expect them to increase as our revenues continue to grow.

Off-Balance Sheet Arrangements

Except as set forth above in the Contractual Obligations table, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as of December 31, 2008.

    We provide indemnifications of varying scope and amount to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. Our direct software license agreements, in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statement No. 5, No. 57 and No. 107, include certain provisions for indemnifying customers, in material compliance with their license agreement, against liabilities if our software products infringe upon a third party's intellectual property rights, over the life of the agreement. There is no maximum potential amount of future payments set under the guarantee. However, we may at any time and at our option and expense:  (i) procure the right of the customer to continue to use our software that may infringe a third party’s rights; (ii) modify our software so as to avoid infringement; or (iii) require the customer to return our software and refund the customer the fee actually paid by the customer for our software less depreciation based on a five-year straight-line depreciation schedule. The customer’s failure to provide timely notice or reasonable assistance will relieve us of our obligations under this indemnification to the extent that we have been actually and materially prejudiced by such failure. To date, we have not incurred, nor do we expect to incur, any material related costs and therefore, have not reserved for such liabilities.

Our direct software license agreements also include a warranty that our software products will substantially conform to our software user documentation for a period of one year, provided the customer is in material compliance with the software license agreement. To date, we have not incurred any material costs associated with these product warranties, and as such, we have not reserved for any such warranty liabilities in our operating results.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We develop software application products in the United States and license our products worldwide. As a result, our financial results could be affected by market risks, including changes in foreign currency exchange rates, interest rates or weak economic conditions in certain markets. Market risk is the potential of loss arising from unfavorable changes in market rates and prices.

Foreign Currency Exchange Rates

We transact business in certain foreign currencies including the British pound and the Euro. However, as a majority of the orders we receive are denominated in United States dollars, a strengthening of the dollar could make our products more expensive and less competitive in foreign markets. We have not historically used foreign currency options or forward contracts to hedge our currency exposures because of variability in the timing of cash flows associated with our larger contracts. We did not have any such hedge instruments in place at December 31, 2008. Rather, we attempt to mitigate our foreign currency risk by generally transacting business and paying salaries in the functional currency of each of the major countries in which we do business, thus creating natural hedges. Additionally, as our business matures in foreign markets, we may offer our products and services in certain other local currencies. If this were to occur, foreign currency fluctuations would have a greater impact on us and may have an adverse effect on our results of operations. Historically, our gains or losses on foreign currency exchange translations have been immaterial to our consolidated financial statements. For the year ended December 31, 2008, approximately 10% of our revenues and 14% of our expenses were denominated in a foreign currency, resulting in a loss of $193,000 from foreign currency exchange translations.

Interest Rate Risk

We invest cash balances in excess of operating requirements in securities that have maturities of one year or less. The carrying value of these securities approximates market value, and there is no long-term interest rate risk associated with these investments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Interactive Intelligence, Inc.:

We have audited the accompanying consolidated balance sheets of Interactive Intelligence, Inc. (the Company) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement Schedule II – Valuation and Qualifying Accounts.  We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interactive Intelligence, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement Schedule II – Valuation and Qualifying Accounts, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Interactive Intelligence, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 11 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.

/s/ KPMG LLP

Indianapolis, Indiana

March 9, 2009

Interactive Intelligence, Inc.
Consolidated Balance Sheets
 As of December 31, 2008 and 2007
(in thousands, except share and per share amounts)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$34,705	$29,359
Short-term investments	10,805	16,968
Accounts receivable, net of allowance for doubtful accounts of $1,004 in 2008 and $1,076 in 2007	27,533	27,527
Deferred tax assets, net	6,017	5,833
Prepaid expenses	5,507	5,501
Other current assets	1,995	1,414
Total current assets	86,562	86,602
Property and equipment, net	10,762	6,932
Deferred tax assets, net	5,136	7,520
Other assets, net	2,723	2,384
Total assets	$105,183	$103,438

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$11,361	$9,594
Accrued compensation and related expenses	3,486	4,381
Deferred product revenues	4,754	6,843
Deferred services revenues	31,457	28,711
Total current liabilities	51,058	49,529
Noncurrent deferred services revenue	$6,878	$5,290
Total liabilities	57,936	54,819

Commitments and contingencies	--	--

Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	--	--
Common stock, $0.01 par value; 100,000,000 shares authorized; 16,928,089 issued and outstanding at December 31, 2008, 17,901,084 issued and outstanding at December 31, 2007	169	179
Treasury stock, at cost: 1,164,776 shares as of December 31, 2008, 0 shares as of December 31, 2007	(9,714)	--
Additional paid-in capital	83,604	79,405
Accumulated deficit	(26,812)	(30,965)
Total shareholders’ equity	47,247	48,619
Total liabilities and shareholders’ equity	$105,183	$103,438

See Accompanying Notes to Consolidated Financial Statements

Interactive Intelligence, Inc.
Consolidated Statements of Income
 For the Years Ended December 31, 2008, 2007 and 2006
(in thousands, except per share amounts)

	Years Ended December 31,
	2008	2007	2006
Revenues:
Product	$60,256	$57,673	$43,021
Services	61,150	52,228	40,023
Total revenues	121,406	109,901	83,044
Cost of revenues:
Product	15,446	14,159	9,318
Services	23,692	21,094	14,676
Total cost of revenues	39,138	35,253	23,994
Gross profit	82,268	74,648	59,050
Operating expenses:
Sales and marketing	39,295	36,368	29,503
Research and development	21,539	17,040	13,578
General and administrative	14,678	13,246	10,992
Total operating expenses	75,512	66,654	54,073
Operating income	6,756	7,994	4,977
Other income (expense):
Interest income, net	1,288	1,721	694
Other expense, net	(242)	(96)	(94)
Total other income, net	1,046	1,625	600
Income before income taxes	7,802	9,619	5,577
Income tax benefit (expense)	(3,464)	7,837	4,671
Net income	$4,338	$17,456	$10,248

Net income per share:
Basic	$0.24	$1.00	$0.62
Diluted	0.23	0.91	0.56

Shares used to compute net income per share:
Basic	17,746	17,481	16,553
Diluted	18,740	19,251	18,383

See Accompanying Notes to Consolidated Financial Statements

Interactive Intelligence, Inc.
Consolidated Statements of Shareholders’ Equity
 For the Years Ended December 31, 2008, 2007 and 2006
(in thousands)

	Common Stock		Additional Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balances, January 1, 2006	16,121	$161	$65,826	$--	$(58,669)	$7,318

Issuances of common stock	24	--	177	--	--	177
Exercise of stock options	994	10	4,369	--	--	4,379
Stock-based compensation	--	--	2,156	--	--	2,156
Comprehensive income:
Net income	--	--	--	--	10,248	10,248
Total comprehensive income	--	--	--	--	10,248	10,248
Balances, December 31, 2006	17,139	171	72,528	--	(48,421)	24,278

Issuances of common stock	12	--	215	--	--	215
Exercise of stock options	750	8	3,536	--	--	3,544
Stock-based compensation	--	--	3,126	--	--	3,126
Comprehensive income:
Net income	--	--	--	--	17,456	17,456
Total comprehensive income	--	--	--	--	17.456	17,456
Balances, December 31, 2007	17,901	179	79,405	--	(30,965)	48,619

Issuances of common stock	24	--	284	--	--	284
Exercise of stock options	207	2	776	286	(185)	879
Stock-based compensation	--	--	2,966	--	--	2,966
Stock option income tax benefits	--	--	177	--	--	177
Purchase of treasury stock	(1,204)	(12)	--	(10,000)	--	(10,012)
Comprehensive income:
Net income	--	--	--	--	4,338	4,338
Net unrealized investment loss	--	--	(4)	--	--	(4)
Total comprehensive income	--	--	(4)	--	4,338	4,334
Balances, December 31, 2008	16,928	$169	$83,604	$(9,714)	$(26,812)	$47,247

See Accompanying Notes to Consolidated Financial Statements

Interactive Intelligence, Inc.
Consolidated Statements of Cash Flows
 For the Years Ended December 31, 2008, 2007 and 2006
(in thousands)

	Years Ended December 31,
	2008	2007	2006
Operating activities:
Net income	$4,338	$17,456	$10,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,659	2,659	1,839
Stock-based compensation expense	2,966	3,126	2,156
Deferred income tax	2,200	(8,353)	(5,000)
Accretion of investment income	(109)	(447)	(119)
Excess tax benefits from stock-based payment arrangements	(177)	--	--
Loss on disposal of property and equipment	--	--	4
Changes in operating assets and liabilities:
Accounts receivable	(6)	(6,157)	(6,443)
Prepaid expenses	(6)	(725)	(2,298)
Other current assets	(581)	404	(1,029)
Other assets	(339)	(82)	(71)
Accounts payable and accrued liabilities	1,291	1,709	1,209
Accrued compensation and related expenses	(895)	556	1,323
Deferred product revenues	(1,788)	933	715
Deferred services revenues	4,033	9,075	8,049
Net cash provided by operating activities	14,586	20,154	10,583

Investing activities:
Sales of available-for-sale investments	24,150	21,615	6,989
Purchases of available-for-sale investments	(17,890)	(24,670)	(16,849)
Purchases of property and equipment	(6,836)	(4,086)	(3,299)
Acquisition of professional services division	--	(1,033)	--
Unrealized gain on investment	8	89	--
Net cash used in investing activities	(568)	(8,085)	(13,159)

Financing activities:
Proceeds from stock options exercised	879	3,544	4,379
Proceeds from issuance of common stock	284	215	177
Excess tax benefits from stock-based payment arrangements	177	--	--
Repurchase of treasury stock	(10,012)	--	--
Net cash provided by (used in) financing activities	(8,672)	3,759	4,556

Net increase in cash and cash equivalents	5,346	15,828	1,980

Cash and cash equivalents, beginning of year	29,359	13,531	11,551

Cash and cash equivalents, end of year	$34,705	$29,359	$13,531

Cash paid during the year for:
Interest	$--	$8	$49
Income taxes	431	154	386

Other non-cash item:
Purchase of property and equipment payable at end of year	$653	$--	$--

See Accompanying Notes to Consolidated Financial Statements

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

1.	THE COMPANY

Interactive Intelligence, Inc. (the “Company”) is a provider of software application suites for Voice over Internet Protocol (“VoIP”) business communications and is increasingly leveraging its position in the worldwide contact center market to offer its solutions to enterprises. In addition to the contact center sector, businesses, as well as organizations that employ remote and mobile workers, utilize the solutions from the Company in industries including, but not limited to, teleservices, financial services (banks, credit unions), insurance, higher education (universities), healthcare, retail, technology, government and business services. For enterprises that rely on the Microsoft® Corporation (“Microsoft”) platform, the Company offers a pre-integrated all-software Internet Protocol Private Branch Exchange (“IP PBX”) phone and communications system that enables straightforward integration to Microsoft applications for data management. In all, the Company’s innovative software products and services are designed expressly for multichannel contact management, business communications and messaging using the Session Initiation Protocol (“SIP”) global communications standard that supports VoIP. To supplement the Company’s software solutions, its product lineup includes a full-featured media server, media gateways and SIP proxy for IP-based communications networks and infrastructures. The Company’s customers can deploy its solutions as an on-premise system at the Company’s site or as a Communications as a Service (“CaaS”) model offered via an off-site Interactive Intelligence CaaS data center.

The Company’s application-based solutions are integrated on a single software platform. Overall, the Company’s platform has been developed to deliver security, broaden integration to business systems and end-user devices, enhance mobility for today’s workforce, scale to thousands of users, and more wholly satisfy diverse business communications and interaction management needs in markets for:

•	The Contact Center

•	Enterprise IP Telephony

•	Enterprise Messaging

The Company commenced principal operations in 1994 and revenues were first recognized in 1997. Since then, the Company has established wholly-owned subsidiaries in Australia, France, the Netherlands, Germany, United Kingdom, the United Arab Emirates, Canada and Korea. The Company’s world headquarters are located in Indianapolis, Indiana with regional offices throughout the United States and eight other countries. The Company markets its software applications in the Americas, Europe, the Middle East and Africa (“EMEA”), and Asia/Pacific (“APAC”).

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

For an annually renewable license agreement, upon meeting the revenue recognition criteria above, the Company recognizes a majority of the license fees under these agreements as product revenues ratably over the initial license period, which is generally 12 months, and the remainder of the license fees are recognized as services revenues over the same time period.

The Company recognizes revenues related to any hardware sales when the hardware is delivered and all other revenue recognition criteria are met.

Services Revenues

Services revenues are primarily recognized for renewal fees and support related to annually renewable license agreements and support fees for perpetual license agreements. For annually renewable agreements, the allocation of the order between product revenues and services revenues is based on an average renewal rate for the Company’s time based contracts. The Company applies the allocation of product revenues and services revenues consistently to all annually renewable agreements. Under annually renewable license agreements, after the initial license period, the Company’s customers may renew their license agreement for an additional period, typically 12 months, by paying a renewal fee. The revenue from annual renewal fees is classified under services revenue and the revenue is recognized ratably over the contract period. Under perpetual license agreements, the Company recognizes annual support fees as services revenues ratably over the post-contract support period, which is typically 12 months, but may extend up to three years if prepaid.

The Company also generates revenues from other services that it provides to its customers and partners. These additional revenues include fees for professional services, educational services and CaaS. Revenues from professional services, which include implementing the Company’s products for a customer or partner, educational services, which consist of training courses for customers and partners, and CaaS, which allows customers to deploy our solutions via our off-site data center, are recognized as the related services are performed.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the related lease or the estimated useful life. The Company leases its office space under operating lease agreements. In accordance with the Financial Accounting Standards Board (the “FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 13 ("SFAS 13"), Accounting for Leases, for operating leases with escalating rent payments, the Company records these rent payments on a straight-line basis over the life of the lease.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, certain of the Company’s assets, such as property and equipment and intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Goodwill and Other Intangible Assets

As a result of the Company’s April 2007 acquisition (discussed in further detail in Note 15) and in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company reviews its goodwill and intangible assets with indefinite lives for impairment at least annually. Identifiable intangible assets such as intellectual property trademarks and patents are amortized over a 10 to 15 year period using the straight-line method. SFAS 142 requires the Company to perform the goodwill impairment test annually or when a change in facts and circumstances indicates that the fair value of an asset may be below its carrying amount. The Company performed a goodwill impairment test as of year-end and determined no indication of impairment existed.

Advertising

The Company expenses all advertising costs as incurred. Advertising expense for 2008, 2007 and 2006 was $1,258,000, $733,000 and $387,000, respectively.

Research and Development

Research and development expenditures are generally expensed as incurred. SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant. Through December 31, 2008, all research and development costs have been expensed.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors under the Company’s stock option plans, based on fair values. The Company adopted SFAS 123R on January 1, 2006. In addition, in December 2007, the SEC released Staff Accounting Bulletin ("SAB") No. 110, Share-Based Payment (“SAB 110”), an amendment of SAB No. 107 (“SAB 107”), relating to SFAS 123R. The Company has utilized SAB 110 in its application of SFAS 123R.

With the adoption of SFAS 123R, the Company continues to use the Black-Scholes option-pricing model as its method of valuation for share-based payment awards. The Company’s determination of fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and an expected risk-free rate of return. If factors change and the Company uses different assumptions for estimating stock-based compensation expense associated with awards granted in future periods, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Stock-based compensation expense for employee and director stock options recognized under SFAS 123R for the years ended December 31, 2008, 2007 and 2006 was $3.0 million, $3.1 million and $2.1 million, respectively. See Note 6 for further information on the Company’s stock-based compensation.

Fair Value Measurements

SFAS No. 157, Fair Value Measurements (“SFAS 157”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also explains that when relevant and observable market information is not available to determine the measurement of an asset’s fair value, management must use their judgment about the assumptions a market participant would use in pricing the asset in a current sale transaction.

Appropriate risk judgments that a market participant would use must also be taken into account when determining the fair value. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes the following three levels of inputs that may be used to measure fair value:

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

The Company’s assets that are measured at fair value on a recurring basis are classified within Level 1 or Level 2 of the fair value hierarchy.  The types of instruments valued based on quoted market prices in active markets include most money market securities and equity investments.  Such instruments are generally classified within Level 1 of the fair value hierarchy.  The Company invests in money market funds that are traded daily and does not adjust the quoted price for such instruments.  The types of instruments valued based on quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include the Company’s corporate notes, commercial paper, asset-backed securities and certificates of deposits.  Such instruments are generally classified within Level 2 of the fair value hierarchy.  The Company uses consensus pricing, which is based on multiple pricing sources, to value its fixed income investments.

The following table sets forth a summary of the Company’s financial assets, classified as cash and cash equivalents and short-term investments on its condensed consolidated balance sheet, measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash & cash equivalents:
Money Market Funds	$18,321	$18,321	$--	$--

Short-term investments:
Corporate Notes	$5,707	$--	$5,707	$--
Commercial Paper	3,094	--	3,094	--
Certificates of Deposits	2,004	--	2,004	--
Total	$10,805	$--	$10,805	$--

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

As of December 31, 2008, the Company had $3.0 million of tax net operating loss carryforwards and $4.7 million in tax credit carryforwards recorded as deferred tax assets. During the years ended December 31, 2008 and 2007, the Company recorded a tax expense of $3.5 million and a tax benefit of $7.8 million. There was no valuation allowance at December 31, 2008. Management will continue to evaluate the valuation of deferred tax assets in accordance with the requirements of SFAS 109. See Note 11 for further information on the Company’s income taxes.

Sales tax amounts collected from customers is recorded on a net basis.

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

Potential common shares are composed of shares of common stock issuable upon the exercise of stock options. The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Years Ended December 31,
	2008	2007	2006
Net income, as reported (A)	$4,338	$17,456	$10,248

Weighted-average outstanding shares of common stock (B)	17,746	17,481	16,553
Dilutive effect of stock options	994	1,770	1,830
Common stock and common stock equivalents (C)	18,740	19,251	18,383

Net income per share:
Basic (A/B)	$0.24	$1.00	$0.62
Diluted (A/C)	0.23	0.91	0.56

Anti-dilutive shares not included in the diluted per share calculation for 2008, 2007 and 2006 were 1.3 million, 616,000 and 301,000, respectively.

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income (loss). The only item of other comprehensive income (loss) that the Company currently reports is unrealized gains (losses) on marketable securities.

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

Effective March 31, 2008, in order to properly classify deferred revenues between current and noncurrent, the Company reclassified $5.3 million of noncurrent deferred revenues to a separate line item on the accompanying condensed consolidated balance sheets. In addition, $582,000 of related prepaid commissions associated with the Company’s noncurrent deferred revenues have also been reclassified from the current portion of prepaid expenses and included in noncurrent other assets, net. This reclassification did not have any impact on results previously reported.

3.	INVESTMENTS

The Company’s short-term investments all mature in less than one year and are considered available for sale. In 2008 and 2007, the Company purchased short-term investments for $17.9 million and $24.7 million, respectively. As of December 31, 2008 and 2007, $10.8 million and $17.0 million in short-term investments were outstanding, respectively, which were recorded at their fair values. The Company does not invest in subprime assets.

Gross realized gains and gross realized losses included in interest income, net totaled less than $10,000 in each of 2008, 2007 and 2006.

Interest income was $1.3 million, $1.7 million and $744,000 in 2008, 2007 and 2006, respectively.

4.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows as of December 31, 2008 and 2007 (in thousands):

	2008	2007
Computer equipment	$13,313	$13,747
Leasehold improvements	8,173	4,529
Furniture and fixtures	4,000	3,080
Software	1,404	1,327
Office equipment	740	644
Trade show equipment and other	451	464
Total property and equipment	28,081	23,791
Less accumulated depreciation	(17,319)	(16,859)
Net property and equipment	$10,762	$6,932

Property and equipment is depreciated over useful lives of 3 to 5 years, except for leasehold improvements, which are depreciated over the lesser of the term of the related lease or the estimated useful life, and vary from 3 to 15 years. During the year ended December 31, 2008, the Company reduced assets and accumulated depreciation by $3.2 million for fully depreciated computer and software equipment that was seven years old or older and was no longer in use.

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

6.            STOCK-BASED COMPENSATION

Stock Option Plans

The Company’s Stock Option Plans, adopted in 1995, 1999 and 2006, authorize the Board of Directors or the Compensation Committee, as applicable, to grant incentive and nonqualified stock options, and, in the case of the 2006 Equity Incentive Plan, as amended (the “2006 Plan”), stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards. After adoption of the 2006 Plan by the Company’s shareholders in May 2006, the Company may no longer make any grants under previous plans, but any shares subject to awards under the 1999 Stock Option and Incentive Plan and the Outside Directors Stock Option Plan (collectively, the “1999 Plans”) that are cancelled are added to shares available under the 2006 Plan. A maximum of 5,850,933 shares are available for delivery under the 2006 Plan, which consists of (i) 2,150,000 shares, plus (ii) 320,000 shares available for issuance under the 1999 Plans, but not underlying any outstanding stock options or other awards under the 1999 Plans, plus (iii) up to 3,380,933 shares subject to outstanding stock options or other awards under the 1999 Plans that expire, are forfeited or otherwise terminate unexercised on or after May 18, 2006. The number of shares available under the 2006 Plan is subject to adjustment for certain changes in the Company’s capital structure. The exercise price of options granted under the 2006 Plan is equal to the closing price of the Company’s common stock, as reported by The NASDAQ Global Market, on the business day immediately preceding the date of grant.

Beginning in 2007, stock options granted by the Company are now categorized into two types.  The first type is performance-based stock options that are granted in the first quarter of the applicable year and are subject to cancellation if the specified performance targets, as approved by the Company's Compensation Committee, are not met.  If the applicable performance targets have been achieved, the options will vest in four equal annual installments beginning one year after the performance-related year has ended.  The fair value of these stock option grants is determined on the date of grant and the related compensation expense is recognized over the requisite service period, including the initial period for which the specified performance targets must be met.

The second type of stock options granted by the company is non-performance-based options that are subject only to time-based vesting.  These stock options vest in four equal annual installments beginning one year after the grant date.  The fair value of these option grants is determined on the date of grant and the related compensation expense is recognized for the entire award on a straight-line basis over the vesting period.

Valuation Assumptions

The Company estimated the fair value of stock options using the Black-Scholes valuation model. The fair value of each option grant is estimated on the date of grant and is amortized on a straight-line basis over the vesting period. The weighted-average estimated per option value of non-performance-based and performance-based options under the stock option plans during the year ended December 31, 2008, 2007 and 2006 was $7.29, $9.56 and $4.31, respectively, using the following assumptions:

Years Ended December 31,
Valuation assumptions for non-performance-based options:	2008	2007	2006
Dividend yield	--%	--%	--%
Expected volatility	63.21-66.87%	61.18-63.82%	66.40-66.81%
Risk-free interest rate	1.36-3.34%	3.37-5.02%	4.55-5.08%
Expected life of option (in years)	4.25 years	4.25 years	4.25 years

	Years Ended December 31,
Valuation assumptions for performance-based options:	2008	2007	2006
Dividend yield	--%	--%	N/A
Expected volatility	63.66%	67.27%	N/A
Risk-free interest rate	2.39%	4.48%	N/A
Expected life of option (in years)	4.75 years	4.75 years	N/A

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

Expected Term: The Company’s expected term represents the period that the Company’s stock options are expected to be outstanding and was determined using the simplified method described in SAB 107. SAB 107 permitted the use of the simplified method for options granted through December 31, 2007. In December 2007, the SEC released SAB 110, an amendment of SAB 107, which extended the permissibility of the simplified method for options granted after December 31, 2007.  The Company evaluated SAB 110 and determined that the simplified method is still appropriate.

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

Expense Information under SFAS 123R

The following table summarizes the allocation of stock-based compensation expense related to stock options under SFAS 123R for the years ended December 31, 2008 and 2007 (in thousands, except per share amounts):

	Years Ended December 31,
	2008	2007	2006
Stock-based compensation expense by category:
Costs of services	$203	$247	$157
Sales and marketing	1,094	1,305	1,023
Research and development	833	565	263
General and administrative	836	1,009	704
Total stock-based compensation expense	$2,966	$3,126	$2,147

Effect of stock-based compensation expense on net income per share:
Basic	$(0.17)	$(0.18)	$(0.13)
Diluted	(0.16)	(0.16)	(0.12)

During the third quarter of 2008, the Company determined that it was improbable that the performance targets for certain performance-based awards granted at the beginning of 2008 would be met. Therefore, during the third quarter of 2008, the Company stopped accruing stock option expense and reversed stock option expense recorded in previous periods totaling $432,000. During the fourth quarter of 2008, $64,000 of FAS 123R expense recorded for additional performance-based options was reversed.

During the year ended December 31, 2008, the Company granted stock options for 599,315 shares of common stock, with an estimated total grant-date fair value of approximately $2.5 million, compared to 665,550 shares of common stock granted during 2007 with an estimated total grant-date fair value of approximately $6.4 million. As required by SFAS 123R, management has made an estimate of expected forfeitures and is recognizing compensation costs only for those stock awards expected to vest. The Company estimated that the total stock-based compensation for the awards not expected to vest was $302,000, with such amounts deducted to arrive at the fair value of $2.2 million for the year ended December 31, 2008.

Stock Option Activity

The following table sets forth a summary of option activity for the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008		2007		2006
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price

Balances, beginning of year	3,232,483	$8.71	3,422,741	$6.12	3,853,688	$5.44
Options granted	599,315	14.12	665,550	17.64	638,263	7.57
Options exercised	(206,958)	4.23	(748,856)	4.72	(994,978)	4.40
Options cancelled	(324,275)	13.12	(106,952)	6.47	(74,232)	5.94
Options outstanding, end of year	3,300,565	9.46	3,232,483	8.71	3,422,741	6.12
Option price range at end of year	$2.51 - $50.50		$2.51 - $50.50		$0.13 - $50.50
Weighted-average fair value of options granted during the year	$7.30		$9.56		$4.31
Options exercisable at end of year	2,086,610	$7.30	1,774,957	$6.63	1,998,427	$6.26
Options available for grant at end of year	1,388,969		771,409		1,330,007

The change in options available for grant at the end of year from 2007 to 2008 is related to the Company’s shareholders approving an amendment to the 2006 Plan in May 2008, which increased the number of shares available for grant by 900,000 shares.

The following table sets forth information regarding the Company’s stock options outstanding and exercisable at December 31, 2008:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$2.51 – $ 4.35	495,568	4.28 years	$3.45	477,706	$3.43
$4.36 – $ 5.17	587,891	2.86 years	4.92	355,818	4.86
$5.19 – $ 5.84	482,962	5.17 years	5.68	476,254	5.69
$5.85 – $ 9.26	553,421	3.22 years	7.35	445,046	7.01
$9.33 – $14.79	589,950	4.13 years	13.74	157,269	12.59
$14.86 – $20.50	503,517	4.52 years	18.45	93,259	18.97
$21.00 – $50.50	87,256	1.92 years	27.82	81,258	28.21
Total shares/average price	3,300,565		9.46	2,086,610	7.30

The total intrinsic value of options exercised during the year ended December 31, 2008 was $1.4 million at the date exercised. The aggregate intrinsic value of options outstanding as of December 31, 2008 was $2.8 million and the aggregate intrinsic value of options currently exercisable as of December 31, 2008 was $2.4 million. The aggregate intrinsic value represents the total intrinsic value, based on the Company’s closing stock price per share of $6.41 as of December 31, 2008, which would have been realized by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2008 was 1.6 million with a weighted average exercise price of $4.88.

As of December 31, 2008, there was $7.6 million of total unrecognized compensation cost related to non-vested stock options. These costs are expected to be recognized over the weighted average remaining vesting period of 2.0 years.

2000 Employee Stock Purchase Plan

In May 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “2000 Purchase Plan”). A total of 500,000 shares of common stock were reserved for issuance under the 2000 Purchase Plan. On May 19, 2005, the shareholders of the Company approved an amendment to the 2000 Purchase Plan that increased the number of shares of common stock available for purchase and issuance to 750,000.  The 2000 Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 20% of their total compensation up to a maximum of $1,000 per pay period. The price at which the Company’s common stock may be purchased is 95% of the fair market value of the Company’s closing common stock price, as reported on The NASDAQ Global Market, on the last business day of the quarter. The actual purchase date is generally on the first business day of the next calendar quarter. An employee may set aside up to $25,000 to purchase shares annually. The initial offering period commenced on April 1, 2000.  A total of 24,501 shares, 12,027 shares and 24,283 shares were purchased and issued during 2008, 2007 and 2006, respectively, under the 2000 Purchase Plan at an average price of $12.90, $18.33 and $12.40, respectively. As of December 31, 2008, there were 197,677 shares available for purchase and issuance under the 2000 Purchase Plan.

The 2000 Purchase Plan was modified, as of January 1, 2006, to ensure that it was considered non-compensatory under SFAS 123R. As a result, the Company has not recognized any stock-based compensation expense related to its 2000 Purchase Plan.

7.    SHARE REPURCHASE PROGRAM

On July 28, 2008, the Company’s Board of Directors approved a share repurchase program to facilitate the repurchase of its common stock over the course of one year.  Under this program, the Company was authorized to purchase shares of its common stock up to a maximum aggregate purchase price of $10.0 million. Repurchases could be made from time to time in the open market and in privately negotiated transactions, based on business and market conditions under plans designed to comply with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The program could be amended, suspended or discontinued at any time and does not commit the Company to repurchase shares of its common stock. Any shares acquired will be available for stock-based compensation awards and other corporate purposes.

During 2008, the Company repurchased 1.2 million shares of its common stock at an aggregate cost of $10.0 million. The share repurchase program was completed on November 12, 2008.

8.	LEASE COMMITMENTS

The Company’s world headquarters are located in a 200,000 square foot space in two office buildings in Indianapolis, Indiana. The Company leases the space under an operating lease agreement and amendments which expire on March 31, 2018. In addition to the Company’s world headquarters, it occupies two regional offices in the United States, one in Herndon, Virginia that it opened in October 2006, and one in Irvine, California that it opened in September 2006. The Company also leases offices for each of its EMEA and APAC operations in Berkshire, United Kingdom and Kuala Lumpur, Malaysia, respectively.

The Company believes that all of its facilities, including its world headquarters, regional offices and international offices in EMEA and APAC, are adequate and well suited to accommodate its business operations. The Company continuously reviews space alternatives to ensure it has adequate room for growth in the future.

The Company also has several office leases throughout the United States and in eight other countries. The Company rents office space for sales, services, development and international offices under month-to-month leases. In accordance with SFAS 13, rental expense is recognized ratably over the lease period, including those leases containing escalation clauses.  Rent expense, net was $4.9 million, $3.8 million and $3.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.  Minimum future lease payments under the Company’s operating leases as of December 31, 2008 are summarized as follows (in thousands):

2009	$5,132
2010	4,863
2011	4,950
2012	4,713
2013	3,923
Thereafter	18,827
Total minimum lease payments	$42,408

Prior to and during part of 2008, the Company had sublet a portion of its world headquarters office space.  The sublease agreement expired without renewal on February 29, 2008. The Company received sublease payments of $33,000, $198,000 and $184,000 during 2008, 2007 and 2006, respectively.

9.	CONCENTRATION OF CREDIT RISK

No customer or partner accounted for 10% or more of the Company’s revenues or accounts receivable in 2008, 2007 and 2006. The Company’s top five partners collectively represented 20% and 25% of the Company’s accounts receivable balance at December 31, 2008 and 2007, respectively. The Company evaluates the creditworthiness of its customers and partners on a periodic basis. The Company generally does not require collateral. The Company manages its operations as a single segment for purposes of assessing performance and making operating decisions.

10.	RETIREMENT SAVINGS PLAN

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

Effective January 1, 2007, the Plan Administrator approved a restated Plan Document, which included amendments to the Plan since January 1, 2003, including new benefits added to the Plan such as a Company matching contribution potential and a Roth 401(k) option.

Subject to meeting specified operating targets, the Company will match up to 25% of the first 8% of a participant’s pre-tax compensation contributed to the Plan. The Company’s performance resulted in a match of less than the full amount in 2008. The total amount of the Company’s matching contribution for the year ended December 31, 2008 was $348,000.

During 2007, the Company met the annual performance target and made a match of up to 25% of the first 4% of a participant’s pre-tax compensation contributed to the Plan. The total amount of the Company’s matching contribution for the year ended December 31, 2007 was $312,000.

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

The 2009 matching contribution will be structured the same as in 2008.

Although the Company has not expressed any intent to terminate the Plan, it has the option to do so at any time subject to the provisions of the Employee Retirement Income Security Act of 1974. Upon termination of the Plan, either full or partial, participants become fully vested in their entire account balances.

11.	INCOME TAXES

The following table sets forth information regarding the United States and foreign components of income tax benefit (expense) (in thousands) for 2008, 2007 and 2006:

	Current	Deferred	Total
2008:
United States Federal	$(829)	$(2,081)	$(2,910)
State and local	(173)	(118)	(291)
Foreign jurisdiction	(263)	--	(263)
Total	$(1,265)	$(2,199)	$(3,464)

2007:
United States Federal	$(206)	$7,212	$7,006
State and local	(13)	1,141	1,128
Foreign jurisdiction	(297)	--	(297)
Total	$(516)	$8,353	$7,837

2006:
United States Federal	$(72)	$5,000	$4,928
State and local	(50)	--	(50)
Foreign jurisdiction	(207)	--	(207)
Total	$(329)	$5,000	$4,671

        The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets at December 31, 2008 and 2007 are presented below (in thousands):

	2008	2007
Accounts receivable due to allowance for doubtful accounts	$402	$431
Accrued expenses	890	730
Deferred revenues	2,224	897
Stock-based compensation expense	1,021	508
Depreciation and amortization expense	451	282
Tax net operating loss carryforwards	1,436	8,954
Foreign tax credit carryforwards	2,277	--
Research tax carryforwards	2,452	1,551
Net deferred tax assets	$11,153	$13,353

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences such as loss carryforwards and tax credits become deductible. Management considers the scheduled reversal of deferred tax liabilities, if any (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. The Company will need to generate future taxable income of approximately $28 million to realize the deferred tax assets prior to the expiration of the net operating loss carryforwards in 2028. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2008. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

For federal and state net operating loss carryforwards purposes, there is an additional $23.9 million of tax deductible compensation deductions that were generated as a result of stock option exercises.  These have not been recognized for financial reporting purposes because they have not yet reduced taxes payable.  The tax benefit of these deductions will be recorded as a credit to additional paid-in capital when realized.

The following table sets forth the items accounting for the difference between expected income tax benefit (expense) compared to actual income tax benefit (expense) recorded in the Company’s consolidated financial statements (in thousands):

	Years Ended December 31,
	2008	2007	2006
Expected income tax expense at 35% tax rate	$(2,731)	$(3,367)	$(1,952)
State taxes, net of federal benefit	(189)	(552)	33
Stock-based compensation expense related to non-deductible stock option expense	(685)	(798)	(585)
Change in deferred tax asset valuation allowance	--	12,727	7,152
Research tax credit	278	87	--
Other	(137)	(260)	23
Income tax benefit (expense)	$(3,464)	$7,837	$4,671

At December 31, 2008, the Company had net operating loss carryforwards for federal income tax purposes, including Company compensation deductions for tax purposes related to stock option exercises of $26.8 million which are available to offset future federal taxable income, if any, through 2028. At December 31, 2008, the Company had net operating loss carryforwards for state income tax purposes of $31.6 million, which are available to offset future state taxable income through 2028. In addition, the Company had alternative minimum tax, federal and state research tax credit carryforwards and foreign tax credit of approximately $4.7 million at December 31, 2008, which are available to reduce future federal, state and foreign-sourced income taxes.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company has identified an uncertain tax position related to certain tax credits that the Company currently believes meets the “more likely than not” recognition threshold to be sustained upon examination. Prior to the fourth quarter of 2007, this uncertain tax position had not been recognized because the Company had a full valuation allowance established.  The balance of the reserve was approximately $750,000 at December 31, 2008.

The Company and its subsidiaries file federal income tax returns and income tax returns in various states and foreign jurisdictions.  Tax years 2005 and forward remain open for examination for federal tax purposes and tax years 2004 and forward remain open for examination for the Company’s more significant state tax jurisdictions.  To the extent utilized in future years’ tax returns, net operating loss and capital loss carryforwards at December 31, 2008 will remain subject to examination until the respective tax year is closed.

12.	SEGMENT DISCLOSURES

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

Revenues derived from non-North American customers accounted for approximately 27%, 25% and 25% in 2008, 2007 and 2006, respectively, of the Company’s total revenues. The Company attributes its revenues to countries based on the country in which the customer or partner is located. The sales and licensing revenues in each individual non-North American country accounted for less than 10% of total revenues in 2008, 2007 and 2006. As of December 31, 2008, approximately 11% of the Company’s net property and equipment, which included computer and office equipment, furniture and fixtures and leasehold improvements, were located in foreign countries, of which two countries represented a concentration of more than 2%.

13.	COMMITMENTS AND CONTINGENCIES

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

In November 2002, the Company received a notification from the French Taxing Authority (“FTA”) as a result of a tax audit that had been conducted encompassing the years 1998 through 2001. In December 2005, the Company received an additional notification from the FTA as a result of an updated tax audit that they conducted, which included the years 2002 through 2004.   Both of these assessments claimed amounts owed related to Value Added Tax (“VAT”) and corporation taxes in addition to what has previously been paid. The FTA claimed the total amount owed was $5.9 million.

        During the fourth quarter of 2008, the Company reached a settlement with the FTA related to the VAT claim. The settlement included Interactive Intelligence France SARL paying $5.3 million for VAT, corporation and withholding taxes and late penalties and interest. In return, Interactive Intelligence, Inc. was granted a refund of VAT paid (including the current amount and past payments) of $5.6 million. Interactive Intelligence, Inc. assigned $5.3 million of this refund to pay off the VAT and other taxes and penalties owed. The remaining $300,000 was refunded to Interactive Intelligence, Inc. The Company had previously accrued for corporation taxes owed; therefore, the net U.S. dollar effect to the Company's financial position was a reduction in operating expenses of $577,000, as that is where the original expense for the VAT was allocated. VAT charges were incurred on various items including rent, hotels, supplies, etc.

Subsequent to the settlement, the Company received a letter from another division within the FTA that claimed the Interactive Intelligence France SARL owes penalties and interest in the amount of $650,000 as of December 31, 2008. The Company has submitted an appeal for this amount as it believes penalties and interest were agreed to and paid in the previous settlement. The Company does not believe it will have to pay any money related to this claim, therefore no amount has been accrued as of December 31, 2008. Although the Company is appealing this claim, it cannot assure you that these matters will be resolved without further litigation or that we will not have to pay some or all of the assessments.

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

Lease Commitments and Other Contingencies

See Note 8 for further information on the Company’s lease commitments.

The Company has received and may continue to receive certain payroll tax credits and real estate tax abatements that were granted to the Company based upon certain growth projections.  If the Company’s actual results are less than those projections, the Company may be subject to repayment of some or all of the tax credits or payment of additional real estate taxes in the case of the abatements.  The Company does not believe that it will be subject to payment of any money related to these taxes; however, the Company cannot provide assurance as to the outcome.

14.           RESTRUCTURING AND OTHER CHARGES

During 2008, 2007 and 2006, the Company did not incur any restructuring charges.

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

A summary of the accrued restructuring charges, expensed amount, cash payments and the ending accrued restructuring charges for the years ended December 31, 2008, 2007 and 2006 is presented below (in thousands):

	Beginning Balance	Expense	Cash Payments	Ending Balance
2008	$--	$--	$--	$--

2007	$--	$--	$--	$--

2006	$491	$--	$(491)	$--

15.           ACQUISITION

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

Goodwill and Other Intangible Assets

The Company  performs a goodwill impairment test at least annually or as needed when a change in facts and circumstances indicate that the fair value of a reporting unit may be below its carrying amount. The Company performed a goodwill impairment test as of December 31, 2008 in accordance with SFAS 142 and has concluded that no impairment existed as of December 31, 2008. The goodwill impairment evaluation is a two-step test. For purposes of performing the impairment test, the Company has one reporting unit consistent with its one operating segment and all goodwill has been allocated to the one reporting unit. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the Company must perform step two of the impairment test (measurement). Under step two, an impairment charge is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the fair value of that goodwill.

16.          RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies to previous accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 became effective for the year beginning January 1, 2008. There was no material impact on the Company’s consolidated financial statements upon adoption of SFAS 157.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51 (“SFAS 160”). SFAS 141R and SFAS 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both SFAS 141R and SFAS 160 became effective for periods beginning on or after December 15, 2008, and earlier adoption was prohibited. SFAS 141R will be applied to business combinations occurring after the effective date. SFAS 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. There was no material impact on the Company’s consolidated financial statements during 2008 as the Company did not participate in any business combinations.

In February 2008, the FASB issued FASB Staff Position ("FSP") No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company elected a partial deferral of SFAS 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment. See Note 2 for further information and related disclosures regarding the Company’s fair value measurements. Upon adoption of FSP 157-2, there was no material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with United States Generally Accepted Accounting Principles. SFAS 162 was effective beginning November 15, 2008. The Company is continuing to evaluate the potential impact, if any, of the adoption of SFAS 162 on its consolidated financial statements.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP 157-3”), which clarifies the application of SFAS 157 in an inactive market. FSP 157-3 explains that when relevant and observable market information is not available to determine the measurement of an asset’s fair value, management must use their judgment about the assumptions a market participant would use in pricing the asset in a current sale transaction.  Appropriate risk adjustments that a market participant would use must also be taken into account when determining the fair value. Application of this guidance should be accounted for as a change in estimate and FSP 157-3 was effective upon issuance. Upon adoption of FSP 157-3, there was no material impact on the Company’s consolidated financial statements.

17.           UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

The following selected quarterly data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. This information has been derived from unaudited consolidated financial statements of the Company that, in management’s opinion, reflect all recurring adjustments necessary to fairly present the Company’s financial information when read in conjunction with its consolidated financial statements and notes thereto. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period. As discussed in Note 2, certain reclassifications have been made to the prior year amounts to conform to the current period presentation (in thousands, except per share amounts):

	2008
	Quarter Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
Total revenues	$29,483	$30,610	$30,056	$31,257
Gross profit	20,456	20,613	20,295	20,904
Operating income	1,486	1,253	1,365	2,652
Net income	1,117	845	924	1,452

Net income per share:
Basic	$0.06	$0.05	$0.05	$0.09
Diluted	0.06	0.04	0.05	0.08

Shares used to compute net income per share:
Basic	17,940	17,972	17,976	17,082
Diluted	19,216	19,077	18,855	17,711

	2007
	Quarter Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
Total revenues	$24,288	$27,135	$29,202	$29,276
Gross profit	17,050	18,490	19,437	19,671
Operating income	1,434	2,156	2,493	1,911
Net income	1,753	2,395	2,971	10,337

Net income per share:
Basic	$0.10	$0.14	$0.17	$0.58
Diluted	0.09	0.12	0.15	0.53

Shares used to compute net income per share:
Basic	17,247	17,401	17,461	17,757
Diluted	19,236	19,291	19,407	19,524

Interactive Intelligence, Inc.
Schedule II – Valuation and Qualifying Accounts
For the Years Ended December 31, 2008, 2007 and 2006

Description	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses, net	Charged to Other Accounts	Deductions (1)	Balance at End of Period
Allowance for Doubtful Accounts Receivable:
Years Ended December 31,
2008	$1,076,000	$475,000	$--	$547,000	$1,004,000
2007	596,000	480,000	--	--	1,076,000
2006	652,000	186,000	--	242,000	596,000

(1)	Uncollectible accounts written off, net of recoveries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a)	Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008, pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

The Company’s  management (with the participation and under the supervision of the Company’s principal executive and principal financial officers) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation and the criteria in Internal Control—Integrated Framework issued by COSO, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008. The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, as stated in their report dated March 9, 2009, which is included in Item 8 of Part II of this Annual Report on Form 10-K.

(c)           Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)           Attestation Report of Independent Registered Public Accounting Firm

See Independent Registered Public Accounting Firm report in Item 8 of Part II of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION.

  None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item concerning our audit committee members and financial expert, code of ethics, disclosure of delinquent Section 16 filers and shareholder director nomination procedures is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2009, which will be filed with the SEC no later than 120 days after December 31, 2008.

The following is the current biographical information with respect to our directors, our nominees for director and our executive officers.

Board of Directors	Executive Officers

Donald E. Brown, M.D.	Donald E. Brown, M.D.
Chairman of the Board, President	Chairman of the Board, President
and Chief Executive Officer	and Chief Executive Officer

Edward L. Hamburg *	Gary R. Blough
Venture Partner, Morgan Stanley Private Equity; Former Executive Vice President	Executive Vice President of Worldwide Sales
of Corporate Operations and Chief Financial Officer, SPSS Inc.
(provider of predictive analytics software technology and services)	William J. Gildea III
Vice President of Business Development
Michael C. Heim *
Vice President, Information Technology and	Stephen R. Head
Chief Information Officer, Eli Lilly and Company	Chief Financial Officer, Vice President of Finance and
Administration, Secretary and Treasurer
Mark E. Hill +^
Managing Partner, Collina Ventures, LLC (private investment company)	Hans Heltzel
Vice President of Worldwide Support and Professional Services
Samuel F. Hulbert, Ph.D. +^
Former President, Rose-Hulman Institute of Technology	Pamela J. Hynes
Vice President of Customer Services
Richard A. Reck *+
President, Business Strategy Advisors LLC (business strategy consultancy)	Joseph A. Staples
Senior Vice President of Worldwide Marketing

* Member of Audit Committee
+ Member of Compensation and Stock Option Committee
^ Member of Nominating and Corporate Governance Committee

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item concerning remuneration of our executive officers and directors, material transactions involving such executive officers and directors and Compensation Committee interlocks, as well as the Compensation Committee Report and the Compensation Discussion and Analysis, are incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2009, which will be filed with the SEC no later than 120 days after December 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item concerning the stock ownership of management, five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2009, which will be filed with the SEC no later than 120 days after December 31, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item concerning certain relationships and related person transactions, and director independence is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2009, which will be filed with the SEC no later than 120 days after December 31, 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item concerning the fees and services of our independent registered public accounting firm and our Audit Committee actions with respect thereto is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2009, which will be filed with the SEC no later than 120 days after December 31, 2008.

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

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Restated Articles of Incorporation of the Company, as currently in effect	S-1 (Registration No. 333-79509)	3.1	5/28/1999

3.2	Amended By-Laws of the Company, as currently in effect	8-K	3.2	8/21/2007

10.1	*Restated 1995 Incentive Stock Option Plan, as currently in effect	S-1/A (Registration No. 333-79509)	10.1	7/23/1999

10.2	*1995 Nonstatutory Stock Option Incentive Plan	S-1 (Registration No. 333-79509)	10.2	5/28/1999

10.3	*Amended 1999 Stock Option and Incentive Plan, as currently in effect	8-K	10.3	3/17/08

10.4	*Amended Outside Directors Stock Option Plan, as currently in effect	DEF 14A	Appendix A	4/8/2004

10.5	*Form of Change of Control and Retention Agreement by and between the Company and each of Stephen R. Head, Joseph A. Staples, Pamela J. Hynes and Gary R. Blough	8-K	10.5	3/17/2006

10.6	Asset Purchase Agreement dated as of April 17, 2007 between the Company and Alliance Systems Ltd.	8-K	10.6	4/23/2007

10.8	Patent License Agreement, dated December 31, 2004, between the Company and AudioFAX IP LLC (confidential treatment has been granted for certain portions of this exhibit, and accordingly, those portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission)	10-K	10.8	3/28/2005

10.10	*Employment Agreement, Non-Disclosure and Non-Competition between the Company and Gary R. Blough, dated May 26, 2006	8-K	10.6	5/31/2006

10.11	*Employment Agreement between the Company and Stephen R. Head, dated November 3, 2003	10-K	10.11	3/25/2004

10.13	*(i) Employment Agreement between the Company and Pamela J. Hynes dated November 4, 1996 and the First Amendment to Employment Agreement between the Company and Pamela J. Hynes dated February 23, 2000	10-Q	10.13	5/12/2004

	*(ii) Letter of Assignment between the Company and Pamela J. Hynes, dated as of January 2, 2007	10-K	10.20	3/15/2007

10.14	*Stock Option Agreement between the Company and Donald E. Brown, M.D., dated September 22, 1998	S-1 (Registration No. 333-79509)	10.14	5/28/1999

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.16
(i) Office Lease, dated April 1, 2001, between the Company and Duke-Weeks Realty Limited Partnership (Exhibits thereto will be furnished supplementally to the Securities and Exchange Commission upon request)
		10-K	10.16(i)	3/17/2008

(ii) Lease Modification Agreement, dated September 19, 2001, between the Company and Duke-Weeks Realty Limited Partnership (Exhibits thereto will be furnished supplementally to the Securities and Exchange Commission upon request)
		10-K	10.16(ii)	3/17/2008

	(iii) Third Lease Amendment, dated June 19, 2007, between the Company and Duke Realty Limited Partnership (formerly Duke-Weeks Realty Limited Partnership)	8-K	10	6/25/2007

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
		10-K	10.16 (IV)	3/29/2006

	(vi) Fourth Lease Amendment, dated March 14, 2008, between the Company and Duke Realty Limited Partnership (formerly Duke-Weeks Realty Limited Partnership)	10-Q	10.16	5/12/2008

10.18	Consolidated Subordinated Promissory Note made by the Company in favor of Donald E. Brown, M.D., dated May 1, 1999	S-1 (Registration No. 333-79509)	10.18	5/28/1999

10.21	*Form of Agreement for Incentive Stock Options under 1999 Stock Option and Incentive Plan	10-K	10.21	3/17/2008

10.22	*Form of Agreement for Nonqualified Stock Options under 1999 Stock Option and Incentive Plan	10-K	10.21	3/17/2008

10.23	Form of Indemnity Agreement between the Company and each of its directors and executive officers	S-1/A (Registration No. 333-79509)	10.23	7/14/1999

10.24	*Form of Agreement for Outside Directors Stock Option under Outside Directors Stock Option Plan	10-Q	10.24	11/15/2004

10.25	*Employment Agreement dated January 3, 2005 between the Company and Joseph A. Staples	8-K	10.25	1/6/2005

10.26	*Summary of Certain Director and Executive Officer Compensation				X

10.28	*Amended Interactive Intelligence, Inc. Employee Stock Purchase Plan, as currently in effect	8-K	10.28	1/5/2006

10.29	*Interactive Intelligence, Inc. 401(k) Savings Plan	S-8 (Registration No. 333-33772)	4.3	3/31/2000

10.33	*Interactive Intelligence, Inc. 2006 Equity Incentive Plan, As Amended May 30, 2008	8-K	10.33	6/4/2008

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.35	*Form of Incentive Stock Option Agreement under 2006 Equity Incentive Plan	8-K	10.35	2/22/2007

10.36	*Form of Nonqualified Stock Option Agreement under 2006 Equity Incentive Plan	8-K	10.36	2/22/2007

10.37	*Form of Non-Employee Director Stock Option Agreement under 2006 Equity Incentive Plan	10-Q	10.37	8/9/2007

10.38	*Form of Non-Employee Director Change of Control Agreement	10-Q	10.38	8/9/2007

10.40	*Employment Agreement dated March 31, 2008 between the Company and William J. Gildea, III	8-K	10.40	3/31/08

21	Subsidiaries of the Company as of December 31, 2008				X

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm				X

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of the Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of the Chief Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

*	The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Interactive Intelligence, Inc.
(Registrant)

Date: March 9, 2009	By:	/s/ Stephen R. Head
Stephen R. Head
Chief Financial Officer, Vice President of Finance and Administration, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITY	DATE

/s/ Donald E. Brown, M.D.	Chairman of the Board of Directors,	March 9, 2009
Donald E. Brown, M.D.	President, Chief Executive Officer
(Principal Executive Officer)

/s/ Stephen R. Head	Chief Financial Officer,	March 9, 2009
Stephen R. Head	Vice President of Finance and Administration, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Edward L. Hamburg, Ph. D.	Director	March 9, 2009
Edward L. Hamburg, Ph. D.

/s/ Mark E. Hill	Director	March 9, 2009
Mark E. Hill

/s/ Samuel F. Hulbert, Ph.D.	Director	March 9, 2009
Samuel F. Hulbert, Ph.D.

/s/ Michael C. Heim	Director	March 9, 2009
Michael C. Heim

/s/ Richard A. Reck	Director	March 9, 2009
Richard A. Reck