Form 10-Q
period 2009-03-31
INTERACTIVE INTELLIGENCE INC
filed 2009-05-11
CIK 1083318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

____________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑No *

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐	No ☐

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

As of April 30, 2009, there were 17,000,862 shares outstanding of the registrant’s common stock, $0.01 par value.

TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements.

Interactive Intelligence, Inc.
Condensed Consolidated Balance Sheets
As of March 31, 2009 and December 31, 2008
(In thousands, except share and per share amounts)

	March 31, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,930	$34,705
Short-term investments	3,901	10,805
Accounts receivable, net of allowance for doubtful accounts of $964 at March 31, 2009 and $1,004 at December 31, 2008	23,318	27,533
Deferred tax assets, net	6,017	6,017
Prepaid expenses	5,064	5,507
Other current assets	2,812	1,995
Total current assets	87,042	86,562
Property and equipment, net	10,024	10,762
Deferred tax assets, net	4,466	5,136
Other assets, net	2,651	2,723
Total assets	$104,183	$105,183

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$10,161	$11,361
Accrued compensation and related expenses	2,529	3,486
Deferred product revenues	4,273	4,754
Deferred services revenues	31,434	31,457
Total current liabilities	48,397	51,058
Noncurrent deferred services revenues	6,287	6,878
Total liabilities	54,684	57,936

Commitments and contingencies	--	--

Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	--	--
Common stock, $0.01 par value: 100,000,000 shares authorized; 16,961,626 issued and outstanding at March 31, 2009 and 16,928,089 issued and outstanding at December 31, 2008	170	169
Treasury stock	(9,505)	(9,714)
Additional paid-in capital	84,522	83,604
Accumulated deficit	(25,688)	(26,812)
Total shareholders’ equity	49,499	47,247
Total liabilities and shareholders’ equity	$104,183	$105,183

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.
Condensed Consolidated Statements of Income (unaudited)
For the Three Months Ended March 31, 2009 and 2008
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Revenues:
Product	$13,050	$14,845
Services	16,426	14,638
Total revenues	29,476	29,483
Cost of revenues:
Product	3,528	3,130
Services	5,502	5,897
Total cost of revenues	9,030	9,027
Gross profit	20,446	20,456
Operating expenses:
Sales and marketing	9,233	10,178
Research and development	5,626	4,965
General and administrative	3,296	3,827
Total operating expenses	18,155	18,970
Operating income	2,291	1,486
Other income (expense):
Interest income, net	108	459
Other income (expense), net	(298)	97
Total other income (expense), net	(190)	556
Income before income taxes	2,101	2,042
Income tax expense	(878)	(925)
Net income	$1,223	$1,117

Net income per share:
Basic	$0.07	$0.06
Diluted	0.07	0.06

Shares used to compute net income per share:
Basic	16,948	17,940
Diluted	17,635	19,216

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.
Condensed Consolidated Statement of Shareholders’ Equity (unaudited)
For the Three Months Ended March 31, 2009
(In thousands)

	Common Stock		Treasury	Additional Paid-in	Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total
Balances, December 31, 2008	16,928	$169	$(9,714)	$83,604	$(26,812)	$47,247

Issuances of common stock	11	--	--	69	--	69
Exercise of stock options	22	1	209		(99)	111
Stock-based compensation	--	--	--	847	--	847
Comprehensive income:
Net income	--	--	--	--	1,223	1,223
Net unrealized investment loss	--	--	--	2	--	2
Total comprehensive income	--	--	--	2	1,223	1,225
Balances, March 31, 2009	16,961	$170	$(9,505)	$84,522	$(25,688)	$49,499

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
For the Three Months Ended March 31, 2009 and 2008
(In thousands)

	Three Months Ended March 31,
	2009	2008
Operating activities:
Net income	$1,223	$1,117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,055	795
Stock-based compensation expense related to stock options	847	932
Deferred income tax	670	821
Accretion of investment income	5	(4)
Changes in operating assets and liabilities:
Accounts receivable	4,215	154
Prepaid expenses	443	(782)
Other current assets	(817)	159
Other assets	72	32
Accounts payable and accrued liabilities	(1,251)	1,871
Accrued compensation and related expenses	(957)	(1,056)
Deferred product revenues	(413)	116
Deferred services revenues	(682)	1,190
Net cash provided by operating activities	4,410	5,345

Investing activities:
Sales of available-for-sale investments	7,800	11,200
Purchases of available-for-sale investments	(897)	(6,604)
Purchases of property and equipment	(266)	(2,583)
Unrealized loss on investment	(2)	--
Net cash provided by investing activities	6,635	2,013

Financing activities:
Proceeds from stock options exercised	111	282
Proceeds from issuance of common stock	69	62
Net cash provided by financing activities	180	344

Net increase in cash and cash equivalents	11,225	7,702
Cash and cash equivalents, beginning of period	34,705	29,359
Cash and cash equivalents, end of period	$45,930	$37,061

Cash paid during the period for:
Income taxes	$150	$128

Other non-cash item:
Purchases of property and equipment payable at end of period	$(51)	$(477)

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2009 and 2008 (unaudited)

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

The Company’s accompanying condensed consolidated balance sheet as of December 31, 2008 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and notes required by US GAAP for complete financial statements. These accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2008, included in the Company’s most recent Annual Report on Form 10-K as filed with the SEC on March 9, 2009. The Company’s results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

2.	SUMMARY OF CERTAIN ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

The Company’s interim critical accounting policies and estimates include the recognition of income taxes using an estimated annual effective tax rate.  For a complete summary of the Company’s other significant accounting policies and other critical accounting estimates, refer to Note 2 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

During the three months ended March 31, 2009, there were no material changes to the Company’s significant accounting policies or critical accounting estimates.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”)  No. 141 (revised 2007), Business Combinations (“SFAS 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements– an amendment to ARB No. 51 (“SFAS 160”). SFAS 141R and SFAS 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both SFAS 141R and SFAS 160 became effective for periods beginning on or after December 15, 2008, and earlier adoption was prohibited. SFAS 141R applies to business combinations occurring after the effective date. SFAS 160 applies prospectively to all noncontrolling interests, including any that arose before the effective date. Upon adoption of SFAS 141R and SFAS 160, there was no material impact on the Company’s condensed consolidated financial statements as the Company did not participate in any business combinations and did not incur any noncontrolling interests.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS No. 157, Fair Value Measurements ("SFAS 157"), for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company elected a partial deferral of SFAS 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment. See Note 3 for further information and related disclosures regarding the Company’s fair value measurements. Upon adoption of FSP 157-2 during the first quarter of 2008, there was no material impact on the Company’s condensed consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP. SFAS 162 became effective beginning on November 15, 2008. Upon adoption of SFAS 162, there was no material impact on the Company's condensed consolidated financial statements.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP 157-3”), which clarifies the application of SFAS 157 in an inactive market. FSP 157-3 explains that when relevant and observable market information is not available to determine the measurement of an asset’s fair value, management must use their judgment about the assumptions a market participant would use in pricing the asset in a current sale transaction.  Appropriate risk adjustments that a market participant would use must also be taken into account when determining the fair value. Application of this guidance should be accounted for as a change in estimate and FSP 157-3 was effective upon issuance. Upon adoption of FSP 157-3 during the fourth quarter of 2008, there was no material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). This FSP provides guidance on determining fair values for assets or liabilities when there is no active market or where the price inputs being used represent distressed sales. The guidance reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and determining fair values when markets have become inactive. This FSP will be effective for interim and annual reporting periods ending after June 15, 2009, and will be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company did not early adopt and does not expect that the adoption of FSP 157-4 will have a material impact on its results of operations or financial position.

In April 2009, the FASB issued FSP No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and FSP 124-2”), which provides guidance on other-than-temporary impairments and is intended to bring greater consistency to the timing of impairment recognition and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and timelier disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. This FSP will be effective for interim and annual reporting periods ending after June 15, 2009, and will be applied prospectively. Early adoption is not permitted. The Company does not expect that the adoption of FSP 115-2 and FSP 124-2 will have a material impact on its results of operations or financial position.

3.	FAIR VALUE MEASUREMENTS

        SFAS 157, as amended, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes the following three levels of inputs that may be used to measure fair value:

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

The Company’s assets that are measured at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.  The types of instruments valued based on quoted market prices in active markets include most money market securities and equity investments.  Such instruments are generally classified within Level 1 of the fair value hierarchy.  The Company invests in money market funds that are traded daily and does not adjust the quoted price for such instruments.  The types of instruments valued based on quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include the Company’s corporate notes, commercial paper and certificates of deposits.  Such instruments are generally classified within Level 2 of the fair value hierarchy.  The Company uses consensus pricing, which is based on multiple pricing sources, to value its fixed income investments.

The following table sets forth a summary of the Company’s financial assets, classified as cash and cash equivalents and short-term investments on its condensed consolidated balance sheet, measured at fair value on a recurring basis as of March 31, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash & cash equivalents:
Money Market Funds	$25,317	$25,317	$--	$--

Short-term investments:
Corporate Notes	$1,002	$--	$1,002	$--
Commercial Paper	898	--	898	--
Certificates of Deposit	2,001	--	2,001	--
Total	$3,901	$--	$3,901	$--

4.	NET INCOME PER SHARE

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
	Three Months Ended March 31,
	2009	2008
Net income, as reported (A)	$1,223	$1,117

Weighted average shares of common stock outstanding (B)	16,948	17,940
Dilutive effect of employee stock options	687	1,276
Common stock and common stock equivalents (C)	17,635	19,216

Net income per share:
Basic (A/B)	$0.07	$0.06
Diluted (A/C)	0.07	0.06

The Company’s calculation of diluted net income per share for the three months ended March 31, 2009 and 2008 excludes stock options to purchase approximately 1.8 million and 1.1 million shares of the Company’s common stock, respectively, as their effect would be anti-dilutive.

5.	STOCK-BASED COMPENSATION

Stock Option Plans

The Company’s Stock Option Plans, adopted in 1995, 1999 and 2006, authorize the Board of Directors or the Compensation Committee, as applicable, to grant incentive and nonqualified stock options, and, in the case of the 2006 Equity Incentive Plan, as amended (the “2006 Plan”), stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards. After adoption of the 2006 Plan by the Company’s shareholders in May 2006, the Company may no longer make any grants under previous plans, but any shares subject to awards under the 1999 Stock Option and Incentive Plan and the Outside Directors Stock Option Plan (collectively, the “1999 Plans”) that are cancelled are added to shares available under the 2006 Plan. A maximum of 5,850,933 shares are available for delivery under the 2006 Plan, which consists of (i) 2,150,000 shares, plus (ii) 320,000 shares available for issuance under the 1999 Plans, but not underlying any outstanding stock options or other awards under the 1999 Plans, plus (iii) up to 3,380,933 shares subject to outstanding stock options or other awards under the 1999 Plans that expire, are forfeited or otherwise terminate unexercised on or after May 18, 2006. The number of shares available under the 2006 Plan is subject to adjustment for certain changes in the Company’s capital structure. The exercise price of options granted under the 2006 Plan is equal to the closing price of the Company’s common stock, as reported by The NASDAQ Global Market, on the business day immediately preceding the date of grant. Non-qualified stock options granted under the 2006 Plan have a term of six years.

Stock options granted by the Company are categorized into two types.  The first type is performance-based stock options that are subject to cancellation if the specified performance targets, as approved by the Company's Compensation Committee, are not met.  If the applicable performance targets have been achieved, the options will vest in four equal annual installments beginning one year after the performance-related period has ended.  The fair value of these stock option grants is determined on the date of grant and the related compensation expense is recognized over the requisite service period, including the initial period for which the specified performance targets must be met.

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

Stock-Based Compensation Expense Information

The following table summarizes the allocation of stock-based compensation expense related to employee and director stock options under SFAS No. 123 (revised 2004), Share-Based Payment, and the guidance of Staff Accounting Bulletin No. 107, as amended by Staff Accounting Bulletin No. 110, for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Stock-based compensation expense by category:
Cost of services	$65	$72
Sales and marketing	308	362
Research and development	245	208
General and administrative	229	290
Total stock-based compensation expense	$847	$932

Valuation Assumptions

The Company estimated the fair value of stock options using the Black-Scholes valuation model. There were no material changes in the way the assumptions were calculated as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.  The weighted-average estimated per option value of non-performance and performance based options granted during the three months ended March 31, 2009 and March 31, 2008 used the following assumptions:

	Three Months Ended March 31,	Three Months Ended March 31,
Valuation assumptions for non-performance based options:	2009	2008
Dividend yield	--%	--%
Expected volatility	67.88%	64.12%
Risk-free interest rate	1.64%	2.22%
Expected life of option (in years)	4.25 years	4.25 years

	Three Months Ended March 31,	Three Months Ended March 31,
Valuation assumptions for performance based options:	2009	2008
Dividend yield	--%	--%
Expected volatility	67.35%	63.66%
Risk-free interest rate	1.77%	2.39%
Expected life of option (in years)	4.75 years	4.75 years

Stock Option Activity

The following table sets forth a summary of option activity for the three months ended March 31, 2009:

	As of March 31, 2009
	Options	Weighted- Average Exercise Price

Balances, beginning of year	3,300,565	$9.46
Options granted	499,375	6.73
Options exercised	(22,235)	4.98
Options cancelled	(17,229)	13.09
Options outstanding	3,760,476	9.11
Option price range	$2.51 - 50.50
Weighted-average fair value of options granted	$3.61
Options exercisable	2,394,985	$7.90
Options available for grant	893,994

6.	CONCENTRATION OF CREDIT RISK

 No customer or partner accounted for 10% or more of the Company’s accounts receivable as of March 31, 2009 and December 31, 2008. In addition, no customer or partner accounted for 10% or more of the Company’s revenues for the three months ended March 31, 2009 and 2008.

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

During the fourth quarter of 2008, the Company reached a settlement with the French Taxing Authority ("FTA") as a result of a tax audit that had been conducted encompassing the years 1998 through 2004. Subsequent to the settlement, the Company received a letter from another division within the FTA that claimed Interactive Intelligence France SARL owes penalties and interest in the amount of $651,000 as of March 31, 2009. The Company has submitted an appeal for this amount as it believes penalties and interest were agreed to and paid in the previous settlement. The Company does not believe it will have to pay any money related to this claim, therefore no amount has been accrued as of March 31, 2009. Although the Company is appealing this claim, it cannot assure you that these matters will be resolved without further litigation or that we will not have to pay some or all of this amount.

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

Lease Commitments

The Company’s world headquarters are located in a 200,000 square foot space in two office buildings in Indianapolis, Indiana. The Company leases the space under an operating lease agreement and amendments which expire on March 31, 2018. In addition to the Company’s world headquarters, it occupies two regional offices in the United States, one in Herndon, Virginia that it opened in October 2006, and one in Irvine, California that it opened in September 2006. The Company also leases offices for each of its Europe, the Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”) operations in Berkshire, United Kingdom and Kuala Lumpur, Malaysia, respectively, and has several other office leases throughout the United States and in 11 other countries. The Company rents office space for sales, services, development and international offices under month-to-month leases. In accordance with SFAS No. 13, Accounting for Leases, rental expense is recognized ratably over the lease period, including those leases containing escalation clauses.

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

The following table is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate, 35%, on income before income taxes (in thousands):
	Three Months Ended March 31,
	2009	2008
Expected income tax expense at 35% tax rate	$(735)	$(715)
State taxes, net of federal benefit	(116)	(117)
Non-deductible stock-based compensation expense	(140)	(190)
Foreign income tax expense	79	104
Other	34	7
Income tax expense	$(878)	$(925)

Upon adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 in 2007, the Company identified an uncertain tax position related to certain tax credits that the Company currently believes meets the “more likely than not” recognition threshold to be sustained upon examination. The balance of the unrecognized tax benefit was approximately $750,000 at December 31, 2008 and, if recognized, would impact the effective tax rate. As of March 31, 2009, the unrecognized tax benefit has not changed.

The Company and its subsidiaries file federal income tax returns and income tax returns in various states and foreign jurisdictions.  Tax years 2005 and forward remain open for examination for federal tax purposes and tax years 2004 and forward remain open for examination for the Company’s more significant state tax jurisdictions.  To the extent utilized in future years’ tax returns, net operating loss and capital loss carryforwards at March 31, 2009 will remain subject to examination until the respective tax year is closed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide our investors with an understanding of our past performance, our financial condition and our prospects and should be read in conjunction with other sections of this Quarterly Report on Form 10-Q. Investors should carefully review the information contained in this report under Part II, Item 1A “Risk Factors” and in the Part I, Item 1A “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The following will be discussed and analyzed:

•       Forward-Looking Information

        •       Overview

        •       Financial Highlights

        •       Historical Results of Operations

        •       Liquidity and Capital Resources

        •       Critical Accounting Policies and Estimates

Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q contain “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended) that involves risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can often be identified by their use of such verbs as “expects”, “anticipates”, “believes”, “intend”, “plan”, “may”, “should”, “will”, “would”, “will be”, “will continue”, “will likely result”, or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, unstable economic conditions, rapid technological changes in the industry, our ability to maintain profitability, to manage successfully our growth and increasingly complex third party relationships, to maintain successful relationships with our current and any new partners, to maintain and improve our current products and to develop new products and to protect our proprietary rights adequately, and other factors set forth in our Securities and Exchange Commission (“SEC”) filings.

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

We are a leading provider of software application suites for Voice over Internet Protocol (“VoIP”) business communications, and are increasingly leveraging our leadership position in the worldwide contact center market to offer our solutions to enterprises. In addition to the contact center sector, businesses utilize our solutions in industries including, but not limited to, teleservices, financial services (banks, credit unions), insurance, higher education (universities), healthcare, retail, technology, government and business services. Organizations that employ remote and mobile workers incorporate our solutions as well. For enterprises that rely on the Microsoft® Corporation (“Microsoft”) platform, we offer a pre-integrated all-software Internet Protocol Private Branch Exchange phone and communications system that enables straightforward integration to Microsoft applications for data management. In all, our innovative software products and services are designed expressly for multichannel contact management, business communications and messaging using the Session Initiation Protocol (“SIP”)  global communications standard that supports VoIP. To supplement our software solutions, our product lineup includes a full-featured media server, media gateways and SIP proxy for IP-based communications networks and infrastructures. Our customers can deploy our solutions as an on-premise system at their site or as Communications as a Service (“CaaS”).

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

By implementing our all-in-one solutions, businesses are able to unify multichannel communications media (phone, fax, e-mail and web chat); improve workforce performance, effectiveness and productivity; and more readily adapt to changing market and customer requirements. Organizations in the industries we serve are further able to reduce equipment and maintenance costs over traditional “multi-point” communications hardware, and additionally reduce the complexity of such non-integrated systems.

For further information on our business and the products and services we offer, refer to the Part I, Item 1 “Business” section of our Annual Report on Form 10-K for the year ended December 31, 2008.

        Our management monitors certain key measures to assess our financial results. In particular, we track trends on product orders and contracted professional services and CaaS quarter to quarter and in comparison to the prior year and budget.  We monitor our level of staffing which impacts our compensation expense, our largest expense. As noted below, as a result of the worldwide economic downturn, we have seen a negative impact on our orders received. In addition to orders and revenues, management reviews costs of revenue and operating expenses to ensure we are minimizing new expenditures and reducing costs, and we have adjusted our staffing levels to reduce expenses. Finally, management monitors diluted earnings per share, which is a key measure of performance that is also used by analysts and investors.

The table below shows our total revenues (in millions) for the most recent five quarters and the years ended December 31, 2008, 2007 and 2006 and the percentage change over the previous period (including the impact of reclassifications and adjustments for 2006 and 2007 as discussed in Note 1 of Notes to Condensed Consolidated Financial Statements in the respective year's Annual Report on Form 10-K).

Period	Revenues	Growth %
Three Months Ended:
March 31, 2009	$29.5	(6)%
December 31, 2008	31.3	4%
September 30, 2008	30.1	(2)%
June 30, 2008	30.6	4%
March 31, 2008	29.5	1%

Year Ended December 31:
2008	$121.4	10%
2007	109.9	32%
2006	83.0	32%

As shown in the 2008 annual growth rate and the quarterly growth rates in 2008 and for the first quarter of 2009, our revenue growth trend has slowed.  We believe that this is primarily due to the downturn in the economy worldwide, which has resulted in longer sales cycles, as potential customers are hesitant to spend money on capital purchases.  In addition, we have seen a decrease in our existing customers licensing additional software and purchasing hardware, in part because many customers are experiencing minimal growth in revenues or revenue reductions and some customers are reducing their number of employees.

Given the current economic conditions, we do not believe that we can accurately make predictions for the upcoming quarters. We will continue to focus on maintaining profitability through our sales and marketing efforts for our products and services and continued management of operating expenses. As our profitability allows, we will position the company for future growth through our research and development initiatives which may increase expenses in the future as we focus on these efforts.

Financial Highlights

During the first quarter of 2009, product revenues decreased $1.8 million compared to the same quarter in 2008, as a result of lower order activity across all product lines and all major regions. This decrease was offset by an increase in services revenues of $1.8 million primarily due to additional support fees and annually renewable license fees as well as a $383,000 increase in CaaS.

Our costs of product increased $398,000 during the first quarter of 2009 compared to the same period in 2008 due to additional hardware delivered by us.

Our costs of services and operating expenses, which include sales and marketing, research and development and general and administrative expenses, decreased for the three months ended March 31, 2009, compared to the same period in 2008, primarily due to a $400,000, or 1%, decrease in company-wide staffing at March 31, 2009, compared to March 31, 2008, and a decrease in travel and entertainment related costs of $536,000. Both decreases were partially offset by an increase in allocated rent and depreciation costs of $296,000 and $259,000, respectively, during the quarter ended March 31, 2009, compared to the same period in 2008, as a result of our opening additional offices and expanding some of our current offices subsequent to March 31, 2008.

Historical Results of Operations

The following table presents certain financial data, derived from our unaudited statements of income, as a percentage of total revenues for the periods indicated. The operating results for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results that may be expected for the full year or for any future period.

	Three Months Ended March 31,
	2009	2008
Revenues:
Product	44%	50%
Services	56	50
Total revenues	100	100
Cost of revenues:
Product	12	11
Services	19	20
Total cost of revenues	31	31
Gross profit	69	69
Operating expenses:
Sales and marketing	31	34
Research and development	19	17
General and administrative	11	13
Total operating expenses	61	64
Operating income	8	5
Other income (expense):
Interest income, net	--	2
Other income (expense), net	(1)	--
Total other income (expense)	(1)	2
Income before income taxes	7	7
Income tax expense	(3)	(3)
Net income	4%	4%

Comparison of Three Months Ended March 31, 2009 and 2008

Revenues

Product Revenues	Three Months Ended March 31,
	2009	2008
	($ in thousands)
Product revenues	$13,050	$14,845
Change from prior year period	(12)%	20%
Percentage of total revenues	44%	50%

Product revenues, which include software and hardware revenues, decreased $1.8 million during the first quarter of 2009 compared to the same period in 2008. During the three months ended March 31, 2009, the dollar amount of orders received was down 24% across all major regions and all product lines. This decrease was primarily due to the current economic conditions, which are causing companies to delay commitments for capital expenditures.  Partially offsetting this decrease was an increase of 25% in the dollar amount of third party hardware orders primarily as a result of our increased marketing efforts during the quarter to encourage customers to purchase hardware from us rather than from other vendors.

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

Services Revenues	Three Months Ended March 31,
	2009	2008
	($ in thousands)
Services revenues	$16,426	$14,638
Change from prior year period	12%	23%
Percentage of total revenues	56%	50%

Services revenues include the portion of the license arrangements allocated to maintenance and support from annually renewable and perpetual contracts, license renewals of annually renewable contracts, and support fees for perpetual contracts, as well as professional services, education, CaaS and other miscellaneous revenues.

The increase in our services revenues during the first quarter of 2009 compared to the same period in 2008 was primarily due to our growing installed base of customers, both in number and size, and the related payments of annual license renewal fees and support fees for perpetual licenses. License renewal and support revenues, which comprise 76% of total services revenues, increased by $1.3 million, or 11%, during the three months ended March 31, 2009, compared to the same period in 2008. As we sign contracts and install our solutions with new end-customers and expand product usage at existing customers, we expect that our services revenues will continue to increase as customers renew licenses and pay for support on our software applications. The actual percentage fee charged for renewal of annually renewable licenses and perpetual support agreements as compared to the initial annually renewable license fee and perpetual license, respectively, is comparable on a relative percentage basis, and therefore, the mix of these types of contracts in the future is not expected to impact our future services revenues.

During the first quarter of 2009, CaaS revenues increased $383,000, or 85%, primarily due to an increase in the dollar amount of contracted CaaS services compared to the same period in 2008. Services revenues have and will fluctuate based on the dollar amount of orders and license renewals, the number of attendees at our educational classes, the amount of assistance our customers and partners need for implementation and installation and CaaS adoption. We anticipate these services revenues will continue to increase in the future if the number of our customers continues to increase.

Although we have not experienced a significant increase in our customers choosing not to renew their licenses and support fees, if more of our customers choose to not renew, those decisions could have an adverse effect on our future services revenue.

Cost of Revenues	Three Months Ended March 31,
	2009	2008
Cost of revenues:	($ in thousands)
Product	$3,528	$3,130
Services	5,502	5,897
Total cost of revenues	$9,030	$9,027
Change from prior year period	--%	25%
Product costs as a % of product revenues	27%	21%
Services costs as a % of services revenues	33%	40%

         Costs of product consist of hardware costs, primarily for media server and Interaction Gateway appliances that we developed; servers, telephone handsets and gateways that we purchase and resell; royalties for third party software and other technologies included in our solutions; personnel costs; and, to a lesser extent, software packaging costs, which include product media, duplication and documentation. Costs of product can fluctuate depending on which software applications are licensed to our customers and partners, the third party software that is licensed by the end user from us as part of our software applications and the dollar amount of orders for hardware. Costs of product increased during the three months ended March 31, 2009 compared to the same period in 2008 primarily as a result of a $337,000 increase in hardware costs from $1.7 million to $2.0 million.

Costs of services consist primarily of compensation expenses for technical support, educational and professional services personnel and costs associated with our CaaS offering. These expenses decreased primarily due to a $360,000 decrease in compensation expense as a result of a 9% staffing decrease in our services personnel at March 31, 2009 compared to March 31, 2008. Travel related expenses also decreased $181,000, partially offset by a $130,000 increase in depreciation due to office expansions subsequent to March 31, 2008.

Gross Profit	Three Months Ended March 31,
	2009	2008
	($ in thousands)
Gross profit	$20,446	$20,456
Change from prior year period	--%	20%
Percentage of total revenues	69%	69%

Gross profit as a percentage of total revenues remained consistent during the first quarter of 2009, compared to the same period in 2008. Gross margin in any particular quarter is dependent upon revenues recognized versus costs of product and costs of services incurred and can vary.

Operating Expenses

Sales and Marketing	Three Months Ended March 31,
	2009	2008
	($ in thousands)
Sales and marketing expenses	$9,233	$10,178
Change from prior year period	(9)%	18%
Percentage of total revenues	31%	34%
Percentage of net product revenues	97%	87%

        Sales and marketing expenses are comprised primarily of compensation expenses, travel and entertainment expenses and promotional costs related to our sales, marketing and channel management operations. Total compensation costs decreased $409,000 during the three months ended March 31, 2009, which was due primarily to a 13% decrease in our sales commissions during the three months ended March 31, 2009, compared to the three months ended March 31, 2008.  Commissions paid to sales employees decreased due to the decrease in product revenues during the quarter. Travel and entertainment related expenses decreased by $207,000, as our employees limited these expenses. Outsourced services decreased $183,000, primarily due to a decreased use of outsourced services within our marketing efforts. In addition, our corporate marketing costs decreased $133,000, which included decreased advertising, brand promotions and public relations.  Referral fees increased $104,000, as we paid more to third parties for customer referrals related to product orders during the most recent quarter.

Research and Development	Three Months Ended March 31,
	2009	2008
	($ in thousands)
Research and development expenses	$5,626	$4,965
Change from prior year period	13%	27%
Percentage of total revenues	19%	17%

Research and development expenses are comprised primarily of compensation and depreciation expenses. Research and development expenses increased during the three months ended March 31, 2009, as compared to the same period in 2008, primarily due to an increase in compensation expense of $470,000, resulting from a 10% staffing increase in our research and development personnel at March 31, 2009 compared to March 31, 2008. In addition, the rent allocated to research and development increased by $177,000 due to the staffing additions in the research and development department and our office expansions at our world headquarters subsequent to March 31, 2008.

We believe that investment in research and development is critical to our future growth and competitive position in the marketplace and is directly related to timely development of new and enhanced solutions that are central to our business. As a result, we expect research and development expenses will continue to increase in future periods as our profitability allows.

General and Administrative	Three Months Ended March 31,
	2009	2008
	($ in thousands)
General and administrative expenses	$3,296	$3,827
Change from prior year period	(14)%	25%
Percentage of total revenues	11%	13%

        General and administrative expenses are comprised of compensation expense and general corporate expenses that are not allocable to other departments, such as legal and other professional fees and bad debt expense. General and administrative expenses decreased during the three months ended March 31, 2009, as compared to the same period in 2008, primarily due to a decrease in compensation expense of $172,000, as a result of an 11% staffing decrease in our general and administrative personnel at March 31, 2009 compared to March 31, 2008. Travel and entertainment related expenses decreased $108,000 during the first quarter of 2009, compared to the same period in 2008. Professional and outsourced services also decreased by $97,000 and $70,000, respectively. Professional services decreased due to a decrease in general accounting and legal fees, and outsourced services decreased due to a decrease in tax accounting fees. Bad debt costs decreased $71,000 due to strong collections and no bad debt write-offs during the most recent quarter.

Other Income (Expense)

Interest Income, Net	Three Months Ended March 31,
	2009	2008
	($ in thousands)
Cash, cash equivalents and short-term investments (average)	$45,720	$47,882
Interest income	108	459
Return on investment (annualized)	0.9%	3.8%

Interest earned on investments decreased due to lower interest rates during the quarter ended March 31, 2009, compared to the same period in 2008. We continue to monitor the allocation of funds in which we have invested to maximize our return on investment while utilizing safe investment alternatives within our established investment policy.

Other Income (Expense), Net	Three Months Ended March 31,
	2009	2008
	($ in thousands)
Other income (expense)	$(298)	$97

Other income (expense), net includes foreign currency transaction gains and losses. Foreign currency transaction gains and losses can fluctuate based on the amount of revenue that is generated in certain international currencies, particularly the Euro, and the exchange gain or loss that results from foreign currency disbursements and receipts. The expense for the first three months of 2009 consisted of $298,000 of losses compared to $209,000 of gains related to foreign currency transactions for the same period during 2008. In addition, we had $112,000 of foreign tax withholdings at March 31, 2008  that were reserved during 2008, as a result of a study of our foreign tax withholding from which we determined that we had sufficient and appropriate foreign source income to record our foreign withholdings as a credit for tax purposes instead of as a deduction to net income.

Income tax expense	Three Months Ended March 31,
	2009	2008
	($ in thousands)
Income tax expense	$(878)	$(925)

We incurred $878,000 of income tax expense during the three months ended March 31, 2009 compared to $925,000 of income tax expense recorded during the three months ended March 31, 2008. Of the $878,000 of income tax expense incurred during the first quarter of 2009, $79,000 is expected to result in cash payments and the remaining $799,000 was associated with the utilization our deferred tax assets.

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

Our liquidity position at March 31, 2009 and December 31, 2008 was as follows:

	March 31,	December 31,
	2009	2008
	($ in thousands)
Cash and cash equivalents	$45,930	$36,972
Short-term investments	3,901	12,465
Liquidity, net	$49,831	$49,437

The amount that we report as cash and cash equivalents or as short-term investments fluctuates depending on investing decisions in each period. Purchases of short-term investments and property and equipment are reported as a use of cash and the related receipt of proceeds upon maturity of investment is reported as a source of cash.

The following table shows the total increase in cash and cash equivalents from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended March 31,
	2009	2008
	($ in thousands)
Cash provided by operating activities	$4,410	$5,345
Cash provided by investing activities	6,635	2,013
Cash provided by financing activities	180	344
Total increase in cash and cash equivalents	$11,225	$7,702

Operating cash was generated by our net income and a decrease in accounts receivable. The increase in net cash provided by investing activities was due primarily to the maturity of investments which are now being held as cash and cash equivalents.

As of March 31, 2009, there have been no material changes in our contractual obligations as set forth in the Contractual Obligations table disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Off-Balance Sheet Arrangements

Except as set forth in the Contractual Obligations table disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as of March 31, 2009.

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

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses. Actual results may differ from those estimates and judgments under different assumptions or conditions. We have discussed the critical accounting policies that we believe affect our more significant estimates and judgments used in the preparation of our consolidated financial statements in the “Management’s Discussion and Analysis of Financial Condition and Results of the Operations—Critical Accounting Policies and Estimates” section of our Annual Report on Form 10-K for the year ended December 31, 2008. For a further summary of certain accounting policies, see Note 2 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Foreign Currency Exchange Rates

We transact business in certain foreign currencies including the British pound and the Euro. However, as a majority of the orders we receive are denominated in United States dollars, a strengthening of the dollar could make our products more expensive and less competitive in foreign markets. We have not historically used foreign currency options or forward contracts to hedge our currency exposures because of variability in the timing of cash flows associated with our larger contracts. We did not have any such hedge instruments in place at March 31, 2009. Rather, we attempt to mitigate our foreign currency risk by generally transacting business and paying salaries in the functional currency of each of the major countries in which we do business, thus creating natural hedges. Additionally, as our business matures in foreign markets, we may offer our products and services in certain other local currencies. If this were to occur, foreign currency fluctuations would have a greater impact on us and may have an adverse effect on our results of operations. Historically, our gains or losses on foreign currency exchange translations have been immaterial to our consolidated financial statements. For the period ended March 31, 2009, our foreign currency exchange translation loss amounted to $424,000.

Interest Rate Risk

We invest cash balances in excess of operating requirements in securities that have maturities of one year or less. The carrying value of these securities approximates market value, and there is no long-term interest rate risk associated with these investments.

Item 4.	Controls and Procedures.

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009 pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective March 31, 2009.

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The information set forth  under "Legal Proceedings" in Note 7 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors.

In addition to the information set forth in this Quarterly Report on Form 10-Q and before deciding to invest in, or retain, shares of our common stock, you also should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. Those risk factors could materially affect our business, financial condition and results of operations.

The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition and results of operations. There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Interactive Intelligence, Inc. (Registrant)

Date: May 11, 2009	By:	/s/ Stephen R. Head
Stephen R. Head Chief Financial Officer, Vice President of Finance and Administration, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)