Form 10-Q
period 2009-06-30
INTERACTIVE INTELLIGENCE INC
filed 2009-08-10
CIK 1083318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

____________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes* No☑

As of July 31, 2009, there were 17,134,744 shares outstanding of the registrant’s common stock, $0.01 par value.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements.

Interactive Intelligence, Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2009 and December 31, 2008
(In thousands, except share and per share amounts)

	June 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$48,062	$34,705
Short-term investments	5,989	10,805
Accounts receivable, net of allowance for doubtful accounts of $1,014 at June 30, 2009 and $1,004 at December 31, 2008	24,626	27,533
Deferred tax assets, net	6,139	6,017
Prepaid expenses	4,915	5,507
Other current assets	3,308	1,995
Total current assets	93,039	86,562
Property and equipment, net	9,546	10,762
Deferred tax assets, net	4,476	5,136
Other assets, net	4,837	2,723
Total assets	$111,898	$105,183

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	11,934	$11,361
Accrued compensation and related expenses	3,854	3,486
Deferred product revenues	4,835	4,754
Deferred services revenues	30,679	31,457
Total current liabilities	51,302	51,058
Deferred revenue	6,323	6,878
Total liabilities	57,625	57,936

Commitments and contingencies (Note 7)	--	--

Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	--	--
Common stock, $0.01 par value: 100,000,000 shares authorized; 17,073,727 issued and outstanding at June 30, 2009 and 16,928,089 issued and outstanding at December 31, 2008	171	169
Treasury Stock	(8,470)	(9,714)
Additional paid-in capital	86,577	83,604
Accumulated deficit	(24,005)	(26,812)
Total shareholders’ equity	54,273	47,247
Total liabilities and shareholders’ equity	$111,898	$105,183

 See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.
Condensed Consolidated Statements of Income (unaudited)
For the Three and Six Months Ended June 30, 2009 and 2008
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(Note 1)		(Note 1)
Revenues:
Product	$16,494	$15,321	$29,543	$30,166
Services	16,401	15,289	32,828	29,927
Total revenues	32,895	30,610	62,371	60,093
Cost of revenues:
Product	4,841	3,909	8,369	7,039
Services	5,708	6,088	11,210	11,985
Total cost of revenues	10,549	9,997	19,579	19,024
Gross profit	22,346	20,613	42,792	41,069
Operating expenses:
Sales and marketing	9,965	10,138	19,179	20,322
Research and development	5,986	5,336	11,613	10,301
General and administrative	3,416	3,848	6,604	7,786
Total operating expenses	19,367	19,322	37,396	38,409
Operating income	2,979	1,291	5,396	2,660
Other income (expense):
Interest income	73	344	181	803
Other income (expense), net	649	(90)	225	124
Total other income, net	722	254	406	927
Income before income taxes	3,701	1,545	5,802	3,587
Income tax expense	1,604	700	2,482	1,625
Net income	$2,097	$845	$3,320	$1,962

Net income per share:
Basic	$0.12	$0.05	$0.20	$0.11
Diluted	0.12	0.04	0.19	0.10

Shares used to compute net income per share:
Basic	17,015	17,972	16,981	17,956
Diluted	18,070	19,077	17,859	19,149

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.
Condensed Consolidated Statement of Shareholders’ Equity (unaudited)
For the Six Months Ended June 30, 2009
(In thousands)

	Common Stock		Treasury	Additional Paid-in	Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total
Balances, December 31, 2008	16,928	$169	$(9,714)	$83,604	$(26,812)	$47,247

Stock-based compensation	--	--	--	1,572	--	1,572
Exercise of stock options	127	2	1,244	(1)	(513)	732
Issuances of common stock	19	--	--	132	--	132
Tax benefits from stock-based compensation	--	--	--	1,278	--	1,278
Comprehensive income:
Net income	--	--	--	--	3,320	3,320
Net unrealized investment loss	--	--	--	(8)	--	(8)
Total comprehensive income	--	--	--	(8)	3,320	3,312
Balances, June 30, 2009	17,074	$171	$(8,470)	$86,577	$(24,005)	$54,273

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
For Six Months Ended June 30, 2009 and 2008
(In thousands)

	Six Months Ended June 30,
	2009	2008
Operating activities:
Net income	$3,320	$1,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,094	1,690
Stock-based compensation expense	1,572	1,876
Tax benefits from stock-based compensation	(1,278)	--
Deferred income tax	538	1,477
Accretion of investment income	(142)	(89)
Changes in operating assets and liabilities:
Accounts receivable	2,969	1,763
Prepaid expenses	622	74
Other current assets	(1,312)	(392)
Other assets	308	(149)
Accounts payable and accrued liabilities	1,824	1,438
Accrued compensation and related expenses	368	(1,118)
Deferred product revenues	168	(1,407)
Deferred services revenues	(1,704)	(363)
Net cash provided by operating activities	9,347	6,762

Investing activities:
Sales of available-for-sale investments	10,800	17,650
Purchases of available-for-sale investments	(5,850)	(14,613)
Purchases of property and equipment	(833)	(4,047)
Acquisition of intangible and other assets, net of cash and cash equivalents	(2,249)	--
Net cash provided by (used in) investing activities	1,868	(1,010)

Financing activities:
Proceeds from stock options exercised	732	442
Procees from issuance of common stock	132	131
Tax benefits from stock-based compensation	1,278	--
Net cash provided by financing activities	2,142	573

Net increase in cash and cash equivalents	13,357	6,325
Cash and cash equivalents, beginning of period	34,705	29,359
Cash and cash equivalents, end of period	48,062	$35,684

Cash paid during the period for:
Income taxes	$199	$170

Other non-cash item:
Purchases of property and equipment payable at end of period	$(78)	$(72)

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2009 and 2008 (unaudited)

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

The Company’s accompanying condensed consolidated financial statements as of December 31, 2008 have been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and notes required by US GAAP for complete financial statements. These accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2008, included in the Company’s most recent Annual Report on Form 10-K as filed with the SEC on March 9, 2009. The Company’s results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

Reclassifications

Effective April 1, 2009, the Company began presenting gains and losses resulting from foreign currency fluctuations within other income, net. Previously, the Company included a portion of these gains and losses within operating expense. The Company changed its presentation as such gains and losses arising from the adjustment of foreign currency fluctuations are incidental to its operations. The Company reclassified $126,000 of foreign currency losses for the three months ended March 31, 2009, $117,000 of foreign currency gains for the three months ended March 31, 2008, and $38,000 of foreign currency losses for the three months ended June 30, 2008 from operating expense to other income, net on the accompanying condensed consolidated statements of income. This reclassification did not have any impact on the overall results previously reported.

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

During the six months ended June 30, 2009, there were no material changes to the Company’s significant accounting policies or critical accounting estimates.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”)  No. 141 (revised 2007), Business Combinations (“SFAS 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements– an amendment to ARB No. 51 (“SFAS 160”). SFAS 141R and SFAS 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both SFAS 141R and SFAS 160 became effective for periods beginning on or after December 15, 2008, and earlier adoption was prohibited. SFAS 141R applies to business combinations occurring after the effective date. SFAS 160 applies prospectively to all noncontrolling interests, including any that arose before the effective date. Upon adoption of SFAS 141R and SFAS 160, there was no material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which provides guidance on determining fair values for assets or liabilities when there is no active market or where the price inputs being used represent distressed sales. The guidance reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and determining fair values when markets have become inactive. FSP 157-4 became effective for interim and annual reporting periods ending after June 15, 2009. Upon adoption of FSP 157-4 during the second quarter of 2009, there was no material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and FSP 124-2”), which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 and FSP 124-2 became effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. Upon adoption of FSP 115-2 and FSP 124-2 during the second quarter of 2009, there was no material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. 107-1, which amends FSP No. 107, Disclosures about Fair Value of Financial Instruments, and Accounting Principles Board Opinion (“APB”) No. 28-1, which amends APB No. 28, Interim Financial Reporting (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 require the disclosures of FSP No. 107 and APB No. 28 in summarized financial information at interim reporting periods for publicly traded companies as well as in annual financial statements. FSP 107-1 and APB 28-1 became effective for interim and annual reporting periods ending after June 15, 2009. Upon adoption of FSP 107-1 and APB 28-1 during the seond quarter of 2009, there was no material impact on the Company’s condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 became effective for interim and annual reporting periods ending after June 15, 2009. We performed an evaluation of subsequent events through August 7, 2009, and we issued our financial statements on August 10, 2009.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”), which will improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 will be effective for annual reporting periods beginning after November 15, 2009. The Company does not expect that the adoption of SFAS 166 will have a material impact on its condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), which is the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities (the “Codification”). SFAS 168 will be effective for interim and annual reporting periods ending after September 15, 2009. Therefore, beginning with the third quarter of 2009, all references made by the Company in its condensed consolidated financial statements will have the new Codification numbering system. The Codification does not change or alter existing US GAAP and, therefore, is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

The Company’s assets that are measured at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.  The types of instruments valued based on quoted market prices in active markets include mostly money market securities and equity investments.  Such instruments are generally classified within Level 1 of the fair value hierarchy.  The Company invests in money market funds that are traded daily and does not adjust the quoted price for such instruments.  The types of instruments valued based on quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include corporate notes, commercial paper and certificates of deposits.  Such instruments are generally classified within Level 2 of the fair value hierarchy.  The Company uses consensus pricing, which is based on multiple pricing sources, to value its fixed income investments.

The following table sets forth a summary of the Company’s financial assets, classified as cash and cash equivalents and short-term investments on its condensed consolidated balance sheet, measured at fair value on a recurring basis as of June 30, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash & cash equivalents:
Money Market Funds	$19,906	$19,906	$--	$--
Commercial Paper	900	--	900	--
Total	$20,806	$19,906	$900	$--

Short-term investments:
Corporate Notes	$4,189	$--	$4,189	$--
Commercial Paper	1,800	--	1,800	--
Total	$5,989	$--	$5,989	$--

4.	NET INCOME PER SHARE

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income, as reported (A)	$2,097	$845	$3,320	$1,962

Weighted average shares of common stock outstanding (B)	17,015	17,972	16,981	17,956
Dilutive effect of employee stock options	1,055	1,105	878	1,193
Common stock and common stock equivalents (C)	18,070	19,077	17,859	19,149

Net income per share:
Basic (A/B)	$0.12	$0.05	$0.20	$0.11
Diluted (A/C)	0.12	0.04	0.19	0.10

The Company’s calculation of diluted net income per share for the three months ended June 30, 2009 and 2008 excludes stock options to purchase approximately 1.2 million and 1.4 million shares of the Company’s common stock, respectively, as their effect would be anti-dilutive. The diluted net income per share for the six months ended June 30, 2009 and 2008 excludes stock options to purchase approximately 1.8 million and 1.2 million shares of the Company’s common stock, respectively.

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

Stock options granted by the Company are categorized into three types.  The first type is performance-based stock options that are subject to cancellation if the specified performance targets, as approved by the Company's Compensation Committee, are not met.  If the applicable performance targets have been achieved, the options will vest in four equal annual installments beginning one year after the performance-related period has ended.  The fair value of these stock option grants is determined on the date of grant and the related compensation expense is recognized over the requisite service period, including the initial period for which the specified performance targets must be met.

The second type of stock options granted by the Company is non-performance-based stock options that are subject only to time-based vesting.  These stock options vest in four equal annual installments beginning one year after the grant date.  The fair value of these option grants is determined on the date of grant and the related compensation expense is recognized for the entire award on a straight-line basis over the vesting period.

Commencing in May 2009 the Company began granting a third type of stock options to its non-employee directors. These options are similar to the non-performance-based options described above except the director options vest one year after the grant date. The fair value of these option grants is determined on the date of the grant and the related compensation expense is recognized for the entire award one year after the grant date. Prior to May 2009 non-employee directors received non-performance-based stock options that vested over four years.

The plans may be terminated by the Company’s Board of Directors at any time.

Stock-Based Compensation Expense Information

The following table summarizes the allocation of stock-based compensation expense related to employee and director stock options under SFAS No. 123 (revised 2004), Share-Based Payment, and the guidance of Staff Accounting Bulletin No. 107, as amended by Staff Accounting Bulletin No. 110,  for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Stock-based compensation expense by category:
Cost of services	$50	$69	114	$141
Sales and marketing	230	382	538	744
Research and development	227	224	472	432
General and administrative	218	269	447	559
Total stock-based compensation expense	$725	$944	$1,571	$1,876

Valuation Assumptions

The Company estimated the fair value of stock options using the Black-Scholes valuation model. Except as disclosed above, there were no material changes in the way the assumptions were calculated as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The weighted-average estimated per option value of performance-based, non-performance-based and director options granted during the six months ended June 30, 2009 and June 30, 2008 used the following assumptions:

	Six Months Ended June 30,	Six Months Ended June 30,
Valuation assumptions for performance-based options:	2009	2008
Dividend yield	--	--
Expected volatility	67.35	63.66
Risk-free interest rate	1.77%	2.39%
Expected life of option (in years)	4.75	4.75

	Six Months Ended June 30,	Six Months Ended June 30,
Valuation assumptions for non-performance-based options:	2009	2008
Dividend yield	--	--
Expected volatility	67.88 - 68.51	63.21- 64.12
Risk-free interest rate	1.64 - 2.36%	2.22 - 3.34%
Expected life of option (in years)	4.25	4.25

	Six Months Ended June 30,	Six Months Ended June 30,
Valuation assumptions for director options:	2009	2008
Dividend yield	--	--
Expected volatility	71.48	--
Risk-free interest rate	2.01%	--
Expected life of option (in years)	3.50	--

There were no performance-based options granted during the three months ended June 30, 2009 and June 30, 2008. Performance-based options were granted during the three months ended March 31, 2009 and March 31, 2008.

Stock Option Activity

The following table sets forth a summary of option activity for the six months ended June 30, 2009:

	As of June 30, 2009
	Options	Weighted- Average Exercise Price
Balances, beginning of year	3,300,565	$9.46
Options granted	546,375	7.16
Options exercised	(126,914)	5.76
Options cancelled	(35,779)	10.95
Options outstanding	3,684,247	9.24
Option price range	$2.51 - 50.50
Weighted-average fair value of options granted	$3.83
Options exercisable	2,362,545	8.10
Options available for grant	859,994

6.	CONCENTRATION OF CREDIT RISK

 Two partners individually accounted for 10% or more of the Company’s accounts receivable as of June 30, 2009. There were no customers or partners who accounted for more than 10% of the Company’s accounts receivable as of December 31, 2008. In addition, no customer or partner accounted for 10% or more of the Company’s revenues for the three and six months ended June 30, 2009 and 2008.

7.	COMMITMENTS AND CONTIGENCIES

Legal Proceedings

From time to time, the Company has received notification from competitors and other technology providers claiming that the Company’s technology infringes their proprietary rights. The Company cannot provide assurance that these matters can be resolved amicably without litigation, or that the Company will be able to enter into licensing arrangements on terms and conditions that would not have a material adverse effect on its business, financial condition or results of operations.

During the fourth quarter of 2008, the Company reached a settlement with the French Taxing Authority (“FTA”) as a result of a tax audit that had been conducted encompassing the years 1998 through 2004. Subsequent to the settlement, the Company received a letter from another division within the FTA that claimed Interactive Intelligence France SARL owes $702,000 in penalties and interest as of June 30, 2009. The Company has submitted an appeal for this amount, as it believes that these penalties and interest were agreed to and paid for in the previous settlement. The Company does not believe it will have to pay any money related to this claim; therefore, no amount has been accrued as of June 30, 2009. Although the Company is appealing this claim, it cannot provide assurance that these matters will be resolved without further litigation or that the Company will not have to pay some or all of this amount.

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

The following table is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate, 35%, on income before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Expected income tax expense at 35% tax rate	1,296	$541	2,031	$1,255
State taxes, net of federal benefit	198	77	314	179
Non-deductible stock-based compensation expense	107	154	248	344
Other	3	(72)	(111)	(153)
Income tax expense	$1,604	$700	$2,482	$1,625

Upon adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 in 2007, the Company identified an uncertain tax position related to certain tax credits that the Company currently believes meets the “more likely than not” recognition threshold to be sustained upon examination. The balance of the unrecognized tax benefit was approximately $750,000 at December 31, 2008 and, if recognized, would impact the effective tax rate. As of June 30, 2009, the unrecognized tax benefit had not changed.

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

During the second quarter of 2009, the Company utilized its remaining net operating loss deferred tax asset generated in prior years and began utilizing operating losses generated from the tax benefits related to the issuance and exercise of non-qualified stock options. The Company does not have a deferred tax asset on its balance sheet for the operating losses generated from these deductions; therefore, the reduction in taxes payable related to the use of these operating losses increases additional paid-in capital. At June 30, 2009, the Company had approximately $20 million in stock-based compensation deductions available to offset taxable income and $4.7 million of alternative minimum tax, federal and state research tax credit carryforwards and foreign tax credits available to offset taxes payable.

9.	Acquisition

Stock Purchase Agreement

On May 15, 2009, the Company entered into a stock purchase agreement with AcroSoft Corp. (“AcroSoft”), a provider of insurance content management solutions, pursuant to which the Company purchased 100% of AcroSoft’s issued and outstanding shares of capital stock for an aggregate purchase price of $2.4 million with cash available from operations. Ten percent of the purchase price, or $240,000, was deposited into an escrow account to ensure funds are available to pay indemnification claims, if any. The Company acquired AcroSoft to integrate their document management and workflow functionality into the Company’s Interaction Center Platform, including its Interaction Process Automation application.  Over time, the Company also anticipates extending the integrated solution to other document-intensive industry vertical and horizontal processes. The acquisition was accounted for using the acquisition method of accounting in accordance with SFAS 141R, and the results of AcroSoft’s operations were included in the Company’s condensed consolidated financial statements commencing on the acquisition date.

The preliminary purchase price allocations for the Company’s acquisition of AcroSoft are based on a third-party valuation report which was prepared in accordance with the provisions of SFAS 141R, and are subject to adjustment. The following table summarizes the fair value of the intangible and other assets acquired and liabilities assumed at the date of the acquisition (in thousands):

May 15, 2009
Cash	$149
Investments	2
Accounts receivable	62
Prepaid royalties	30
Other current assets	1
Property, plant and equipment	26
Current tax asset	122
Deferred tax asset	287
Accounts payable	(8)
Deferred tax liability	(212)
Intangible assets	530
Goodwill	1,695
Total assets acquired	$2,684
Deferred services revenue	(284)
Net assets acquired	$2,400

The fair value of financial assets acquired includes accounts receivable with a fair and contractual value of $62,000. The receivables consist of amounts due from customers for products sold and/or services rendered.

Acquisition-related costs recognized as of June 30, 2009 include transaction costs such as legal, accounting, valuation and other professional services, which were expensed as incurred. Acquisition-related costs totaled $52,000 as of June 30, 2009 and were included within general and administrative expenses on the condensed consolidated statements of income for the three and six months ended June 30, 2009.

The premium paid over the fair value of the net assets acquired in the purchase, or goodwill, was primarily attributed to expected synergies from AcroSoft's document management software, experienced document management staff and an existing client base. Included within goodwill is the assembled workforce, comprised of 12 employees, acquired with the acquisition, which does not qualify for separate recognition. None of the goodwill is expected to be deductible for tax purposes.

Customer relationships are amortized based upon patterns in which the economic benefits are expected to be realized. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following are the identifiable intangible assets acquired and their remaining economic useful  lives:

	Amount	Remaining Economic Useful Life (in years)
Customer relationships	$210,000	6
Core technology	320,000	5
Total	$530,000

Goodwill

Goodwill is reviewed for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment charge is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS 141R. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The following table presents a rollforward of goodwill, which is included within other assets, net on the accompanying condensed consolidated balance sheets, as of June 30, 2009 (in thousands):

Balance as of January 1, 2009	$995
AcroSoft goodwill	1,695
Balance as of June 30, 2009	$2,690

The amount of AcroSoft's revenues included in the Company's condensed consolidated statements of income from the acquisition date through June 30, 2009 was approximately $100,000, with almost all being included in services revenues. AcroSoft's operating costs and related charges totaled approximately $160,000, resulting in a decrease in operating income of $60,000 attributable to AcroSoft.

The following table presents the pro forma statements of income obtained by combining the historical consolidated statements of income for the Company and AcroSoft for the six months ended June 30, 2009 and 2008, giving effect to the acquisition as if it had occurred January 1, 2009 and 2008, respectively (in thousands):

	Six Months Ended June 30,
	2009	2008
Total Revenue	$62,875	$60,826
Operating Income	3,470	1,830

The allocation of the purchase price is preliminary and is subject to finalization. The Company is in the process of finalizing AcroSoft's tax return related to the period beginning January 1, 2009 and ending May 15, 2009, which may affect the net operating losses and related deferred tax assets. In addition, the Company plans to complete a research and development study for AcroSoft, which may result in a related research and development credit recorded as a deferred tax asset. Adjustments for these tax matters will result in a corresponding adjustment to recorded goodwill.

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

 •     Financial Highlights

 •     Historical Results of Operations

 •     Liquidity and Capital Resources

 •     Critical Accounting Policies and Estimates

Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q contain “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that involves risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can often be identified by their use of such verbs as “expects”, “anticipates”, “believes”, “intend”, “plan”, “may”, “should”, “will”, “would”, “will be”, “will continue”, “will likely result”, or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, unstable economic conditions, rapid technological changes in the industry, our ability to maintain profitability, to manage successfully our growth, to manage successfully our increasingly complex third-party relationships resulting from the software and hardware components being licensed or sold with our solutions, to maintain successful relationships with certain suppliers which may be impacted by competition in the technology industry, to maintain successful relationships with our current and any new partners, to maintain and improve our current products, to develop new products, to protect our proprietary rights adequately, and other factors set forth in our Securities and Exchange Commission (“SEC”) filings.

Overview

Interactive Intelligence, Inc. (“Interactive Intelligence”, “we”, “us” or “our”) was formed in 1994 as an Indiana corporation and maintains its world headquarters and executive offices at 7601 Interactive Way, Indianapolis, IN 46278. Our telephone number is (317) 872-3000. We are located on the web at http://www.inin.com. We file annual, quarterly and current reports, proxy statements and other documents with the SEC under the Exchange Act. These periodic and current reports and all amendments to those reports are available free of charge on the investor relations page of our website at http://investors.inin.com.

We are a leading provider of software application suites for Voice over Internet Protocol (“VoIP”) business communications, and are increasingly leveraging our leadership position in the worldwide contact center market to offer our solutions for a broad range of business operations. In addition to contact centers, our solutions are used in various industries including, but not limited to, teleservices, financial services, insurance, higher education, healthcare, retail, technology, government and business services, particularly in organizations that employ remote and mobile workers. For enterprises that rely on the Microsoft® Corporation (“Microsoft”) platform, we offer a pre-integrated all-software Internet Protocol Private Branch Exchange phone and communications system that enables straightforward integration to Microsoft compatible applications for data management. In all, our innovative software products and services are designed expressly for multichannel contact management, business communications and messaging using the Session Initiation Protocol (“SIP”) global communications standard that supports VoIP. To supplement our software solutions, we also offer a media server, media gateways and SIP proxy for IP-based communications networks and infrastructures. Our customers can deploy our solutions as an on-premise system at their site or as Communications as a Service (“CaaS”).

Our application-based solutions are integrated on a single software platform. Overall, our platform has been developed to deliver security, broaden integration to business systems and end-user devices, enhance mobility for today’s workforce, scale to thousands of users, and comprehensively address various business communications and interaction management needs in markets for:

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

       Our management monitors certain key measures to assess our financial results. In particular, we track trends on product orders, contracted professional services, and CaaS orders from quarter to quarter and in comparison to the prior year and budget.  We also regularly monitor staffing levels because salaries are our largest expense, as well as macroeconomic conditions, which, as noted below, have materially affected the orders we received in recent quarters. In addition to orders and revenues, management reviews costs of revenue and operating expenses to ensure we are managing new expenditures and controlling costs. Finally, management monitors diluted earnings per share, which is a key measure of performance that is also used by analysts and investors.

The table below shows our total revenues (in millions) for the most recent five quarters and the years ended December 31, 2008, 2007 and 2006 and the percentage change over the previous period (including the impact of reclassifications and adjustments for 2006 and 2007 as discussed in Note 2 of Notes to Condensed Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2008).

Period	Revenues	Sequential Growth %
Three Months Ended:
June 30, 2009	$32.9	12%
March 31, 2009	29.5	(6)%
December 31, 2008	31.3	4%
September 30, 2008	30.1	(2)%
June 30, 2008	30.6	4%

Year Ended December 31:
2008	$121.4	10%
2007	109.9	32%
2006	83.0	32%

As shown in the 2008 annual growth rate and the quarterly growth rates in 2008 and for the first quarter of 2009, our revenue growth trend has generally slowed, although we did experience increased growth in the second quarter of 2009.  We believe that this was primarily due to the instability in the economy worldwide, which has resulted in longer sales cycles, as potential customers are hesitant to commit to capital purchases.  This has also had a negative effect on our existing customers licensing additional software and purchasing hardware, in part because many customers are experiencing minimal growth in revenues or revenue reductions with some customers reducing their staffing.

 We will continue to focus on maintaining profitability by continuing to increase the efficiency of our sales and marketing efforts and by management of our operating expenses. As our profitability allows, we will position the company for future growth through our research and development initiatives which may increase expenses in the future as we focus on these efforts.

Financial Highlights

Product revenues increased $1.2 million during the three months ended June 30, 2009 compared to the same quarter in 2008, reflecting a 9% increase in the dollar amount of orders received year-over-year. For the six months ended June 30, 2009, product revenues decreased $623,000 compared to the same period in 2008, reflecting a 6% decrease in the dollar amount of orders received.

Services revenues increased $1.1 million and $2.9 million during the three and six months ended June 30, 2009, respectively, compared to the same periods last year, primarily due to higher support fees as well as increased revenues from CaaS and managed services.

Costs of product increased during the three and six months ended June 30, 2009 compared to the same periods in 2008 primarily as a result of an increase of $932,000 and $1.3 million, respectively, in hardware and appliances delivered by us during those periods. The increase in costs of product was partially offset by a decrease in costs of services for the three and six months ended June 30, 2009 compared to the same periods in 2008 of $380,000 and $775,000, respectively, primarily related to a decrease in compensation, travel and communications related expenses.

Our total operating expenses remained consistent for the three months ended June 30, 2009 and decreased $1.0 million for the six months ended June 30, 2009, compared to the same periods in 2008. Sales and marketing expenses and general and administrative expenses decreased for the three and six months ended June 30, 2009 compared to the same periods 2008 due to decreases in compensation and travel expenses. Compensation expense decreased due to reductions in staffing and travel expenses decreased due to our cost management programs. These decreases were partially offset by an increase in research and development expenses for the three and six months ended June 30, 2009 compared to the same periods in 2008 due to increases in research and development staffing, which also increased certain allocable expenses such as rent and depreciation. We believe that investment in research and development is critical to our future growth and competitive position in the marketplace and is directly related to timely development of new and enhanced solutions that are central to our business.

On May 15, 2009, we entered into a stock purchase agreement with AcroSoft, a provider of insurance content management solutions, pursuant to which we purchased 100% of AcroSoft’s issued and outstanding shares of capital stock for an aggregate purchase price of $2.4 million with cash available from operations. Ten percent of the purchase price, or $240,000, was deposited into an escrow account to ensure funds are available to pay indemnification claims, if any. We acquired AcroSoft to integrate their document management and workflow functionality into our Interaction Center Platform, including our Interaction Process Automation application.  Over time, we also anticipate extending the integrated solution to other document-intensive industry vertical and horizontal processes. AcroSoft's results of operations were included in our condensed consolidated financial statements for the three and six months ended June 30, 2009 and accounted for $100,000 in revenues, almost all of which was included in services revenues. AcroSoft's operating costs and related charges totaled approximately $160,000, resulting in a decrease in operating income of $60,000.

Historical Results of Operations

The following table presents certain financial data, derived from our unaudited statements of income, as a percentage of total revenues for the periods indicated. The operating results for the three and six months ended June 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for the full year or for any future period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Product	50%	50%	47%	50%
Services	50%	50%	53%	50%
Total revenues	100%	100%	100%	100%
Cost of revenues:
Product	15%	13%	13%	12%
Services	17%	20%	18%	20%
Total cost of revenues	32%	33%	31%	32%
Gross profit	68%	67%	69%	68%
Operating expenses:
Sales and marketing	30%	33%	31%	34%
Research and development	18%	17%	19%	17%
General and administrative	11%	13%	11%	13%
Total operating expenses	59%	63%	60%	64%
Operating income	9%	4%	9%	4%
Other income (expense):
Interest income, net	--%	1%	--%	1%
Other income (expense), net	2%	--%	--%	1%
Total other income	2%	1%	--%	2%
Income before income taxes	11%	5%	9%	6%
Income tax expense	(5)%	(2)%	(4)%	(3)%
Net income	6%	3%	5%	3%

Comparison of Three and Six Months Ended June 30, 2009 and 2008

Revenues

Product Revenues	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	($ in thousands)
Product revenues	$16,494	$15,321	$29,543	$30,166
Change from prior year period	8%	5%	(2)%	12%
Percentage of total revenues	50%	50%	47%	50%

Product revenues, which include software, hardware and appliance revenues, increased $1.2 million during the three months ended June 30, 2009 compared to the same quarter in 2008. This increase was primarily due to a 16% increase in the dollar amount of follow-on orders, mainly in North America and Europe, as well as a 9% increase in total orders. We received three orders over $1 million and 11 orders between $250,000 and $1 million during the three months ended June 30, 2009, compared to two orders over $1 million and nine orders between $250,000 and $1 million in the same period in 2008, resulting in an increase in the average new customer order value. We believe that our improved performance during the second quarter of 2009 was primarily related to existing customers making purchasing decisions they had delayed in previous quarters. We do not know if this improved performance will continue in future quarters.

Product revenues decreased $623,000 during the six months ended June 30, 2009 compared to the six months ended June 30, 2008. This decrease was primarily due to a 6% reduction in the dollar amount of orders received during the first half of 2009 compared to the same period last year as economic uncertainties caused customers to delay purchasing decisions primarily in the first quarter of 2009.

Product revenues can fluctuate from period to period depending on the mix of perpetual and annually renewable licenses. The majority of our product licenses are perpetual but we do also have certain customers with renewable term licenses. Orders for perpetual licenses are recognized when received if specific recognition criteria are satisfied, while renewable term licenses are recognized ratably over the term of the agreement, generally one year. The impact of the mix of contracts on our product revenues occurs only in the year of a product order since fees from the subsequent renewal of annually renewable licenses and renewal of support fees for perpetual contracts are allocated entirely to services revenues.

Services Revenues	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	($ in thousands)
Services revenues	$16,401	$15,289	$32,828	$29,927
Change from prior year period	7%	22%	10%	22%
Percentage of total revenues	50%	50%	53%	50%

Services revenues include the portion of license arrangements allocated to maintenance and support from annually renewable and perpetual contracts, renewals of annually renewable licenses and maintenance contracts, as well as revenues from professional services, CaaS and education.

Services revenues increased in the three and six months ended June 30, 2009 compared to the same periods in 2008 primarily due to growth in the number and size of our installed base of customers. Annual license renewal fees and support fees for perpetual licenses, which comprise 76% of total services revenues, increased by $550,000, or 5%, and $1.8 million, or 8%, during the three months and six months ended June 30, 2009, respectively, compared to the same periods in 2008. We believe services revenues will continue to grow as we continue to license and install our solutions to new customers and expand existing customer implementations. The actual percentage fee charged for the renewal of annually renewable licenses and perpetual support agreements as compared to the initial annually renewable license fee and perpetual license, respectively, is comparable on a relative percentage basis, and therefore, the mix of these types of contracts in the future is not expected to impact our future services revenues. Renewal rates for license and support fees have not materially changed in 2009.

 Professional services revenues also increased $189,000, or 13%, and $67,000 or 2%, during the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008 primarily due to an increase in demand for our installation services, principally in the second quarter of 2009.  In addition, revenues from CaaS and managed services increased $271,000, or 30%, and $801,000, or 50%, during the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008, as the number of customers preferring these licensing and implementation alternatives continued to increase.  We believe this growth in CaaS and managed services revenues will continue as more customers utilize outsourced services for their information technology needs instead of purchasing software or hiring additional technical employees.

Cost of Revenues	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	($ in thousands)
Cost of revenues:
Product	$4,841	$3,909	$8,369	$7,039
Services	5,708	6,088	11,210	11,985
Total cost of revenues	$10,549	$9,997	19,579	$19,024
Change from prior year period	6%	16%	3%	20%
Product costs as a % of product revenues	29%	26%	28%	23%
Services costs as a % of services revenues	35%	40%	34%	40%

Costs of product consist of hardware costs (including media servers and Interaction Gateway appliances that we develop and servers, telephone handsets and gateways that we purchase and resell), royalties for third party software and other technologies included in our solutions, personnel costs, and software packaging costs (including product media and documentation duplication).  Costs of product can fluctuate depending on which software applications are licensed to our customers and partners, the third party software that is licensed by the end user from us as part of our software applications and the dollar amount of orders for hardware and appliances. Costs of product increased $932,000 and $1.3 million, respectively, during the three and six months ended June 30, 2009 compared to the same periods in 2008, as more customers included our hardware offerings in their implementations of our solutions.

Costs of services consist primarily of compensation expenses for technical support, professional services and educational personnel and costs associated with our CaaS offering. These expenses decreased primarily due to a decrease in compensation expense of $331,000 and $691,000, respectively, during the three and six months ended June 30, 2009 compared to the same periods in 2008 resulting from a 12% reduction in services staff at June 30, 2009 compared to June 30, 2008. During the three and six months ended June 30, 2009 compared to the same periods in 2008, travel related expenses also decreased as a result of the decreased services staffing by $287,000 and $468,000, respectively, which was partially offset by an increase of $125,000 and $153,000, respectively, in CaaS data expenses primarily due to higher costs to provide the contracted services.  We believe CaaS expenses will continue to increase as our CaaS business grows.

Gross Profit	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	($ in thousands)
Gross profit	$22,346	$20,613	$42,792	$41,069
Change from prior year period	8%	11%	4%	16%
Percentage of total revenues	68%	67%	69%	68%

Gross profit increased during the three and six months ended June 30, 2009 compared to the same periods in 2008 primarily due to an increase in total revenues during those periods, partially offset by a smaller increase in cost of revenues.

Gross profit as a percentage of total revenues in any particular quarter is dependent upon product and services revenues recognized versus costs of product and costs of services incurred and is expected to vary.

Operating Expenses
Sales and Marketing	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	($ in thousands)
Sales and marketing expenses	$9,965	$10,138	$19,179	$20,322
Change from prior year period	(2)%	15%	(6)%	16%
Percentage of total revenues	30%	33%	31%	34%
Percentage of net product revenues	86%	89%	91%	88%

Sales and marketing expenses primarily include compensation, travel, and promotional costs related to our sales, marketing and channel management operations. These expenses decreased $173,000 in the three months ended June 30, 2009 compared to the same quarter last year due to decreases in travel expenses of $346,000, third party referral fees of $241,000 and stock option compensation expense of $153,000. The decrease in stock option compensation expense was due to some stock options becoming fully vested in 2008 while stock options with a lower compensation cost than in previous years were granted in 2008. Partially offsetting these decreases was an increase in salary and incentive compensation expenses due to a 9% increase in orders and an overall increase in sales incentive awards compared to the previous year.

During the six months ended June 30, 2009 compared to the six months ended June 30, 2008, sales and marketing expenses decreased by $1.1 million as our cost management programs reduced travel expenses by $585,000, corporate marketing costs by $223,000, charges for outsourced services by $253,000 and recruiting costs by $137,000.  We expect marketing costs to increase in future quarters as our profitability allows and as we begin to resume targeted marketing programs.

Research and Development	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	($ in thousands)
Research and development expenses	$5,986	$5,336	$11,613	$10,301
Change from prior year period	12%	26%	13%	27%
Percentage of total revenues	18%	17%	19%	17%

Research and development expenses are comprised primarily of compensation and depreciation expenses. Research and development expenses increased during the three months ended June 30, 2009 compared to the same period in 2008 primarily due to an increase in compensation expense of $378,000, resulting from a 12% staffing increase in the research and development department at June 30, 2009 compared to June 30, 2008. The staffing increase was the result of the AcroSoft acquisition and general research and development staffing increases. In addition, the rent, internal depreciation and corporate insurance allocated to research and development increased by $159,000 due to the staffing additions in the research and development department. Finally, outsourced services increased by $117,000 due to an increased use of outsourced services for localization efforts of our product.

During the six months ended June 30, 2009 compared to the same period in 2008, research and development compensation expense increased $849,000, primarily due to the increase in staffing at June 30, 2009 compared to June 30, 2008. In addition, the rent and internal depreciation allocated to research and development increased by $403,000 due to the staffing additions in the research and development department.

We believe that investment in research and development is critical to our future growth and competitive position in the marketplace and is directly related to timely development of new and enhanced solutions that are central to our business. As a result, we expect research and development expenses will continue to increase in future periods as our profitability allows.

General and Administrative	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	($ in thousands)
General and administrative expenses	$3,416	$3,848	$6,604	$7,786
Change from prior year period	(11)%	17%	(15)%	23%
Percentage of total revenues	11%	13%	11%	13%

General and administrative expenses include salary and incentive compensation expense as well as general corporate expenses that are not allocable to other departments, such as legal and other professional fees and bad debt expense.

During the three months ended June 30, 2009, these expenses decreased by $432,000 compared to the same quarter last year. A 7% reduction in general and administrative staff resulted in a $165,000 decrease in compensation expense and an associated decrease of $117,000 in allocated shipping, office supplies and depreciation.

During the six months ended June 30, 2009, general and administrative expenses decreased by $1.2 million compared to the six months ended June 30, 2008. This decrease was primarily due to lower compensation expense of $337,000 resulting from staff reductions and an associated decrease of $417,000 due to decreased travel, professional development expenses and allocated depreciation. Stock option compensation expense decreased $110,000 as some stock options fully vested in 2008 while stock options with a lower compensation cost than in previous years were granted in 2008. These lower compensation expenses were partially offset by an increase in incentive compensation of $253,000.

Other Income (Expense)

Interest Income	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	($ in thousands)
Cash, cash equivalents and short-term investments (average)	$51,941	$49,544	$49,781	$47,989
Interest income	73	344	181	803
Return on investment (annualized)	0.56%	2.8%	0.73%	3.4%

Interest earned on investments decreased $271,000 and $622,000, respectively, during the three and six months ended June 30, 2009, compared to the same periods in 2008, due to lower interest rates. We continue to monitor the allocation of funds in which we have invested to maximize our return on investment while utilizing safe investment alternatives within our established investment policy.

Other Income (Expense), Net	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	($ in thousands)
Other income (expense), net	$649	$(90)	$225	$124

Other income (expense), net includes foreign currency transaction gains and losses. Effective April 1, 2009, we changed our reporting to present gains and losses resulting from foreign currency fluctuations in this category rather than within operating expense because such gains and losses are incidental to our operations. Foreign currency transaction gains and losses can fluctuate based on the amount of revenue that is generated in certain international currencies, particularly the Euro, and the exchange gain or loss that results from foreign currency disbursements and receipts. In 2008, these amounts included foreign withholding expenses that were later reclassified in the third quarter of 2008 as a result of a study of our foreign tax withholdings, which determined that we had sufficient and appropriate foreign source income to record our foreign withholdings as a tax credit instead of a deduction to net income.

During the three months ended June 30, 2008, we recorded a gain from foreign currency transactions of $13,000 and expense of $102,000 related to foreign tax withholding. For the first six months of 2008, we recorded a gain from foreign currency transactions of $338,000 and expense of $214,000 related to foreign tax withholdings.

Income tax expense	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	($ in thousands)
Income tax expense	$1,604	$700	$2,482	$1,625

We incurred $1.6 million and $2.5 million of income tax expense during the three and six months ended June 30, 2009, respectively, compared to $700,000 and $1.6 million of income tax expense recorded during the three and six months ended June 30, 2008, respectively.  For the three and six months ended June 30, 2009, $60,000 and $139,000, respectively, is expected to result in cash payments and the remaining amount was offset by the utilization of our deferred tax assets and stock-based compensation deductions. We have significant remaining credits and deductions to offset taxable income and taxes payable as described in Note 8 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Our effective tax rate was 43% as of June 30, 2009. The tax rate is determined by considering the federal tax rate, rates in various states and international jurisdictions in which we have operations, and the amount of the stock-based compensation that is not deductible for income tax purposes.

Liquidity and Capital Resources

We generate cash from the collections related to licensing our products and from annual license renewals, maintenance and support and other services revenues. We use cash primarily for paying our employees (including salaries, commissions and benefits), leasing office space, paying travel expenses and marketing activities, paying vendors for hardware, other services and supplies, purchasing property and equipment, repurchasing $10.0 million of our common stock during the third and fourth quarters of 2008 and, during the second quarter of 2009, acquiring AcroSoft for $2.4 million. We continue to be debt free.

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

Our liquidity position at June 30, 2009 and December 31, 2008 was as follows:

	June 30,	December 31,
	2009	2008
	($ in thousands)
Cash and cash equivalents	$48,062	$34,705
Short-term investments	5,989	10,805
Liquidity, net	$54,051	$45,510

The amount that we report as cash and cash equivalents or as short-term investments fluctuates depending on investing decisions in each period. Purchases of short-term investments and property and equipment are reported as a use of cash and the related receipt of proceeds upon maturity of investment is reported as a source of cash.

The following table shows the total increase from cash and cash equivalents from operating activities, investing activities and financing activities for the stated periods:

	Six Months Ended June 30,
	2009	2008
	($ in thousands)
Cash provided by operating activities	$9,347	$6,762
Cash provided by (used in) investing activities	1,868	(1,010)
Cash provided by financing activities	2,142	573
Total increase in cash and cash equivalents	$13,357	$6,325

Operating cash was generated by our net income and a decrease in accounts receivable and depreciation. The increase in net cash provided by investing activities was due primarily to the maturity of investments which are now being held as cash and cash equivalents.

As of June 30, 2009, there have been no material changes in our contractual obligations as set forth in the Contractual Obligations table disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Off-Balance Sheet Arrangements

Except as set forth in the Contractual Obligations table disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as of June 30, 2009.

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

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses. Actual results may differ from those estimates and judgments under different assumptions or conditions. We have discussed the critical accounting policies that we believe affect our more significant estimates and judgments used in the preparation of our consolidated financial statements in the “Management’s Discussion and Analysis of Financial Condition and Results of the Operations—Critical Accounting Policies and Estimates” section of our Annual Report on Form 10-K for the year ended December 31, 2008 and in Note 2 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. For a further summary of certain accounting policies, see Note 2 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Foreign Currency Exchange Rates

We transact business in certain foreign currencies including the British pound and the Euro. However, as a majority of the orders we receive are denominated in United States dollars, a strengthening of the dollar could make our products more expensive and less competitive in foreign markets. We have not historically used foreign currency options or forward contracts to hedge our currency exposures because of variability in the timing of cash flows associated with our larger contracts. We did not have any such hedge instruments in place at June 30, 2009. Rather, we attempt to mitigate our foreign currency risk by generally transacting business and paying salaries in the functional currency of each of the major countries in which we do business, thus creating natural hedges. Additionally, as our business matures in foreign markets, we may offer our products and services in certain other local currencies. If this were to occur, foreign currency fluctuations would have a greater impact on us and may have an adverse effect on our results of operations. Historically, our gains or losses on foreign currency exchange transactions have been immaterial to our consolidated financial statements. For the three and six months ended June 30, 2009, our foreign currency exchange transaction gains amounted to $655,000 and $231,000, respectively.

Interest Rate Risk

We invest cash balances in excess of operating requirements in securities that have maturities of one year or less. The carrying value of these securities approximates market value, and there is no long-term interest rate risk associated with these investments.

Item 4.	Controls and Procedures.

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009 pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The information set forth under “Legal Proceedings” in Note 7 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition and results of operations. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Shareholders on May 28, 2009. At that meeting, our shareholders:

•	reelected Edward L. Hamburg, Ph.D. as our Director for a three-year term or until his successor is elected and has qualified; and

•	consented to the appointment of KPMG LLP as our independent registered public accounting firm for 2009.

The final results of the votes taken at the annual meeting were as follows:
	Votes FOR	Votes WITHHELD
Election of Director:
Edward L. Hamburg, Ph.D.	14,328,641	690,597

	Votes FOR	Votes AGAINST	Votes ABSTAINED
Vote on Proposal:
To consent to the appointment of KPMG LLP as our independent registered public accounting firm for 2009	14,901,294	30,288	87,656

In addition, the following Directors also have terms in office that continue until the annual meeting of shareholders in the year indicated:

Director	Year
Michael C. Heim	2010
Mark E. Hill	2010

Donald E. Brown, M.D.	2011
Richard A. Reck	2011

Item 6.	Exhibits.

(a)	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Restated Articles of Incorporation of the Company, as currently in effect	S-1 (Registration No. 333-79509)	3.1	5/28/1999

3.2	Amended By-Laws of the Company, as currently in effect	8-K	3.2	7/28/2009

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of the Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of the Chief Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Interactive Intelligence, Inc. (Registrant)

Date: August 10, 2009	By:	/s/ Stephen R. Head
Stephen R. Head Chief Financial Officer, Vice President of Finance and Administration, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)