Form 10-Q
period 2009-09-30
INTERACTIVE INTELLIGENCE INC
filed 2009-11-06
CIK 1083318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

____________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 31, 2009, there were 17,275,190 shares outstanding of the registrant’s common stock, $0.01 par value.

i

PART I. FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements.

Interactive Intelligence, Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2009 and December 31, 2008
(In thousands, except share and per share amounts)

	September 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$50,584	$34,705
Short-term investments	9,427	10,805
Accounts receivable, net of allowance for doubtful accounts of $1,014 at September 30, 2009 and $1,004 at December 31, 2008	24,723	27,533
Deferred tax assets, net	4,719	6,017
Prepaid expenses	4,528	5,507
Other current assets	3,924	1,995
Total current assets	97,905	86,562
Property and equipment, net	8,907	10,762
Deferred tax assets, net	5,550	5,136
Other assets, net	4,864	2,723
Total assets	$117,226	$105,183

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$10,507	$11,361
Accrued compensation and related expenses	4,529	3,486
Deferred product revenues	3,297	4,754
Deferred services revenues	31,585	31,457
Total current liabilities	49,918	51,058
Deferred revenue	6,576	6,878
Total liabilities	56,494	57,936

Commitments and contingencies (Note 7)	--	--

Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	--	--
Common stock, $0.01 par value: 100,000,000 shares authorized; 17,222,147 issued and outstanding at September 30, 2009 and 16,928,089 issued and outstanding at December 31, 2008	172	169
Treasury stock	(6,736)	(9,714)
Additional paid-in capital	88,965	83,604
Accumulated deficit	(21,669)	(26,812)
Total shareholders’ equity	60,732	47,247
Total liabilities and shareholders’ equity	$117,226	$105,183

 See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.
Condensed Consolidated Statements of Income (unaudited)
For the Three and Nine Months Ended September 30, 2009 and 2008
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(Note 1)		(Note 1)
Revenues:
Product	$15,557	$14,687	$45,100	$44,853
Services	17,613	15,369	50,441	45,296
Total revenues	33,170	30,056	95,541	90,149
Cost of revenues:
Product	3,950	3,702	12,320	10,741
Services	5,549	6,059	16,758	18,044
Total cost of revenues	9,499	9,761	29,078	28,785
Gross profit	23,671	20,295	66,463	61,364
Operating expenses:
Sales and marketing	9,696	9,547	28,877	29,870
Research and development	6,135	5,801	17,747	16,102
General and administrative	3,562	3,376	10,166	11,162
Total operating expenses	19,393	18,724	56,790	57,134
Operating income	4,278	1,571	9,673	4,230
Other income (expense):
Interest income	50	329	232	1,132
Other income (expense), net	480	(277)	706	(152)
Total other income, net	530	52	938	980
Income before income taxes	4,808	1,623	10,611	5,210
Income tax expense	2,005	699	4,488	2,324
Net income	$2,803	$924	$6,123	$2,886

Net income per share:
Basic	$0.16	$0.05	$0.36	$0.16
Diluted	0.15	0.05	0.34	0.15

Shares used to compute net income per share:
Basic	17,148	17,976	17,038	17,969
Diluted	18,486	18,855	18,125	19,059

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.
Condensed Consolidated Statement of Shareholders’ Equity (unaudited)
For the Nine Months Ended September 30, 2009
(In thousands)

	Common Stock		Treasury	Additional Paid-in	Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total
Balances, December 31, 2008	16,928	$169	$(9,714)	$83,604	$(26,812)	$47,247

Stock-based compensation	--	--	--	2,547	--	2,547
Exercise of stock options	270	3	2,742	--	(933)	1,812
Issuances of common stock	24	--	236	--	(47)	189
Tax benefits from stock-based compensation	--	--	--	2,814	--	2,814
Comprehensive income:
Net income	--	--	--	--	6,123	6,123
Total comprehensive income	--	--	--	--	6,123	6,123
Balances, September 30, 2009	17,222	$172	$(6,736)	$88,965	$(21,669)	$60,732

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
For Nine Months Ended September 30, 2009 and 2008
(In thousands)

	Nine Months Ended September 30,
	2009	2008
Operating activities:
Net income	$6,123	$2,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,139	2,621
Stock-based compensation expense	2,547	2,315
Tax benefits from stock-based payment arrangements	(2,814)	(177)
Deferred income tax	884	1,785
Accretion of investment income	(172)	(104)
Changes in operating assets and liabilities:
Accounts receivable	2,872	2,296
Prepaid expenses	1,009	204
Other current assets	(1,928)	(1,099)
Other assets	281	(397)
Accounts payable and accrued liabilities	1,969	2,845
Accrued compensation and related expenses	1,043	(792)
Deferred product revenues	(1,349)	(1,505)
Deferred services revenues	(566)	527
Net cash provided by operating activities	13,038	11,405

Investing activities:
Sales of available-for-sale investments	13,100	20,050
Purchases of available-for-sale investments	(11,550)	(17,890)
Purchases of property and equipment	(1,275)	(6,186)
Acquisition of intangible and other assets, net of cash and cash equivalents acquired	(2,249)	--
Net cash used in investing activities	(1,974)	(4,026)

Financing activities:
Proceeds from stock options exercised	1,812	717
Proceeds from issuance of common stock	189	205
Repurchase of treasury stock	--	(3,361)
Tax benefits from stock-based payment arrangements	2,814	177
Net cash provided by (used in) financing activities	4,815	(2,262)

Net increase in cash and cash equivalents	15,879	5,117
Cash and cash equivalents, beginning of period	34,705	29,359
Cash and cash equivalents, end of period	$50,584	$34,476

Cash paid during the period for:
Income taxes	$533	$195

Other non-cash item:
Purchases of property and equipment payable at end of period	$42	$594

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2009 and 2008 (unaudited)

1.	FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Interactive Intelligence, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the instructions for Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, certain information and note disclosures normally included in the Company’s financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).

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

The Company’s accompanying condensed consolidated financial statements as of December 31, 2008 have been derived from the Company’s audited consolidated financial statements at that date but do not include all of the information and notes required by U.S. GAAP for complete financial statements. These accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2008, included in the Company’s most recent Annual Report on Form 10-K as filed with the SEC on March 9, 2009. The Company’s results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

Reclassifications

Effective April 1, 2009, the Company began presenting gains and losses resulting from foreign currency fluctuations within other income, net. Previously, the Company included a portion of these gains and losses within operating expense. The Company changed its presentation as such gains and losses arising from the adjustment of foreign currency fluctuations are incidental to its operations. The Company reclassified $126,000 of foreign currency losses for the three months ended March 31, 2009 and $206,000 and $126,000 of foreign currency losses for the three and nine months ended September 30, 2008, respectively, from operating expense to other income, net on the accompanying condensed consolidated statements of income. This reclassification did not have any impact on the overall results previously reported.

Effective July 1, 2009, the Company began presenting changes in the issuances of common stock on the accompanying condensed consolidated statement of shareholders' equity under treasury stock and accumulated deficit. Previously, the Company had included these changes under additional paid-in capital. These changes result from purchases of the Company’s stock by its employees under the Employee Stock Purchase Program. The purchased shares will be issued from treasury stock, similar to exercises of stock options, until the treasury stock is depleted. The reclassification did not have any impact on the overall results previously reported.

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

During the nine months ended September 30, 2009, there were no material changes to the Company’s significant accounting policies or critical accounting estimates.

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements.  This guidance was included in the Codification under FASB Accounting Standard Codification (“ASC”) Topic 105, Generally Accepted Accounting Principles.  All prior accounting standard documents were superseded by the Codification and any accounting literature not included in the Codification is no longer authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative U.S. GAAP for SEC registrants.  The Codification became effective for the Company beginning with the third quarter of 2009.  Therefore, beginning with the third quarter of 2009, all references made by the Company in its condensed consolidated financial statements use the new Codification numbering system.  The Codification does not change or alter existing U.S. GAAP and, therefore, did not have an impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB established guidance under FASB ASC Topic 805, Business Combinations (“FASB ASC 805”) and FASB ASC Paragraph 810-10-65-1, Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51 (“FASB ASC 810-10-65-1”). FASB ASC 805 and FASB ASC 810-10-65-1 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. The guidance became effective for periods beginning on or after December 15, 2008, and earlier adoption was prohibited. FASB ASC 805 applies to business combinations occurring after the effective date. FASB ASC 810-10-65-1 applies prospectively to all noncontrolling interests, including any that arose before the effective date. Upon adoption of FASB ASC 805 and FASB ASC 810-10-65-1, there was no material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB established guidance under FASB ASC Paragraph 820-10-65-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FASB ASC 820-10-65-4”), which provides guidance on determining fair values for assets or liabilities when there is no active market or where the price inputs being used represent distressed sales. The guidance reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and determining fair values when markets have become inactive. FASB ASC 820-10-65-4 became effective for interim and annual reporting periods ending after June 15, 2009. Upon adoption of FASB ASC 820-10-65-4 during the second quarter of 2009, there was no material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB established guidance under FASB ASC Paragraph 320-10-65-1, Recognition and Presentation of Other-Than-Temporary Impairments (“FASB ASC 320-10-65-1”), which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FASB ASC 320-10-65-1 became effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. Upon adoption of FASB ASC 320-10-65-1 during the second quarter of 2009, there was no material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB established guidance under FASB ASC Paragraph 825-10-65-1, Interim Disclosures about Fair Value of Financial Instruments, (“FASB ASC 825-10-65-1”). FASB ASC 825-10-65-1 requires the disclosures of the fair value of financial instruments in summarized financial information at interim reporting periods for publicly traded companies as well as in annual financial statements. FASB ASC 825-10-65-1 became effective for interim and annual reporting periods ending after June 15, 2009. Upon adoption of FASB ASC 825-10-65-1 during the second quarter of 2009, there was no material impact on the Company’s condensed consolidated financial statements.

In May 2009, the FASB established guidance under FASB ASC Topic 855, Subsequent Events (“FASB ASC 855”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855 became effective for interim and annual reporting periods ending after June 15, 2009. The Company performed an evaluation of subsequent events through November 4, 2009, and issued their financial statements on November 5, 2009.

In September 2009, the FASB issued FASB Accounting Standard Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements (“FASB ASU 2009-13”), which addresses criteria for separating consideration in multiple-element arrangements. The guidance requires companies allocating the overall consideration to each deliverable to use an estimated selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price for the deliverables. FASB ASU 2009-13 will be effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted. The Company has not determined the effect that the adoption of this guidance will have on its condensed consolidated financial statements.

In September 2009, the FASB issued FASB ASU 2009-14, Certain Revenue Arrangements that Include Software Elements (“FASB ASU 2009-14”), which excludes from the scope of the FASB’s software revenue guidance tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. FASB ASU 2009-14 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. If a company chooses to early adopt this guidance and the adoption is not at the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of the fiscal year. The Company has not determined the effect that the adoption of this guidance will have on its condensed consolidated financial statements.

3.	FAIR VALUE MEASUREMENTS

FASB ASC Topic 820, Fair Value Measurements and Disclosures (“FASB ASC 820”), as amended, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes the following three levels of inputs that may be used to measure fair value:

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

The following table sets forth a summary of the Company’s financial assets, classified as cash and cash equivalents and short-term investments on its condensed consolidated balance sheet, measured at fair value on a recurring basis as of September 30, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash & cash equivalents:
Money Market Funds	$16,523	$16,523	$--	$--
Corporate Notes	790	--	790	--
Total	$17,313	$16,523	$790	$--

Short-term investments:
Corporate Notes	$5,662	$--	$5,662	$--
Commercial Paper	2,541	--	2,541	--
Agency Bond	1,224	--	1,224	--
Total	$9,427	$--	$9,427	$--

4.	NET INCOME PER SHARE

Basic net income per share is calculated based on the weighted-average number of common shares outstanding in accordance with FASB ASC Topic 260, Earnings per Share. Diluted net income per share is calculated based on the weighted-average number of common shares outstanding plus the effect of dilutive potential common shares. When the Company reports net income, the calculation of diluted net income per share excludes shares underlying stock options outstanding that would be anti-dilutive. Potential common shares are composed of shares of common stock issuable upon the exercise of stock options. The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income, as reported (A)	$2,803	$924	$6,123	$2,886

Weighted average shares of common stock outstanding (B)	17,148	17,976	17,038	17,969
Dilutive effect of employee stock options	1,338	879	1,087	1,090
Common stock and common stock equivalents (C)	18,486	18,855	18,125	19,059

Net income per share:
Basic (A/B)	$0.16	$0.05	$0.36	$0.16
Diluted (A/C)	0.15	0.05	0.34	0.15

The Company’s calculation of diluted net income per share for the three months ended September 30, 2009 and 2008 excludes stock options to purchase approximately 768,000 and 1.6 million shares of the Company’s common stock, respectively, as their effect would be anti-dilutive. The diluted net income per share for the nine months ended September 30, 2009 and 2008 excludes stock options to purchase approximately 1.1 million and 1.3 million shares of the Company’s common stock, respectively, as their effect would be anti-dilutive.

5.	STOCK-BASED COMPENSATION

Stock Option Plans

The Company’s Stock Option Plans, adopted in 1995, 1999 and 2006, authorize the Board of Directors or the Compensation Committee, as applicable, to grant incentive and nonqualified stock options, and, in the case of the 2006 Equity Incentive Plan, as amended (the “2006 Plan”), stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards. After adoption of the 2006 Plan by the Company’s shareholders in May 2006, the Company may no longer make any grants under previous plans, but any shares subject to awards under the 1999 Stock Option and Incentive Plan and the Outside Directors Stock Option Plan (collectively, the “1999 Plans”) that are forfeited, expired or cancelled are added to shares available under the 2006 Plan. A maximum of 5,850,933 shares are available for delivery under the 2006 Plan, which consists of (i) 2,150,000 shares, plus (ii) 320,000 shares available for issuance under the 1999 Plans, but not underlying any outstanding stock options or other awards under the 1999 Plans, plus (iii) up to 3,380,933 shares subject to outstanding stock options or other awards under the 1999 Plans that expire, are forfeited or otherwise terminate unexercised on or after May 18, 2006. The number of shares available under the 2006 Plan is subject to adjustment for certain changes in the Company’s capital structure. The exercise price of options granted under the 2006 Plan is equal to the closing price of the Company’s common stock, as reported by The NASDAQ Global Market, on the business day immediately preceding the date of grant. Non-qualified stock options granted under the 2006 Plan have a term of six years.

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

The second type of stock options granted by the Company to certain employees and new non-employee directors is non-performance-based stock options that are subject only to time-based vesting.  These stock options vest in four equal annual installments beginning one year after the grant date.  The fair value of these option grants is determined on the date of grant and the related compensation expense is recognized for the entire award on a straight-line basis over the vesting period.

Commencing in May 2009 the Company began granting its non-employee directors options annually that are similar to the non-performance-based options described above except the director options vest one year after the grant date. The fair value of these option grants is determined on the date of the grant and the related compensation expense is recognized over one year. Prior to May 2009 non-employee directors received non-performance-based stock options that vested over four years.

The plans may be terminated by the Company’s Board of Directors at any time.

Stock-Based Compensation Expense Information

The following table summarizes the allocation of stock-based compensation expense related to employee and director stock options under FASB ASC Topic 718, Compensation – Stock Compensation  for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Stock-based compensation expense by category:
Cost of services	$71	$13	$186	$154
Sales and marketing	352	132	890	876
Research and development	254	205	726	637
General and administrative	298	89	745	648
Total stock-based compensation expense	$975	$439	$2,547	$2,315

Valuation Assumptions

The Company estimated the fair value of stock options using the Black-Scholes valuation model. There were no material changes in the way the assumptions were calculated as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The weighted-average estimated per option value of performance-based, non-performance-based and director options granted during the nine months ended September 30, 2009 and September 30, 2008 used the following assumptions:

	Nine Months Ended September 30,	Nine Months Ended September 30,
Valuation assumptions for performance-based options:	2009	2008
Dividend yield	--	--
Expected volatility	67.35	63.66
Risk-free interest rate	1.77%	2.39%
Expected life of option (in years)	4.75	4.75

The Company only granted performance-based options during the first quarter of 2009 and 2008 for the nine months ended September 30, 2009 and 2008.

	Nine Months Ended September 30,	Nine Months Ended September 30,
Valuation assumptions for non-performance-based options:	2009	2008
Dividend yield	--	--
Expected volatility	67.88 – 69.08	63.21 – 65.72
Risk-free interest rate	1.64 – 2.36%	2.22 – 3.34%
Expected life of option (in years)	4.25	4.25

	Nine Months Ended September 30,	Nine Months Ended September 30,
Valuation assumptions for director annual options:	2009	2008
Dividend yield	--	--
Expected volatility	71.48	--
Risk-free interest rate	2.01%	--
Expected life of option (in years)	3.50	--

The Company only granted annual director options during the second quarter of the nine months ended September 30, 2009. No annual director options were granted during the nine months ended September 30, 2008.

Stock Option Activity

The following table sets forth a summary of option activity for the nine months ended September 30, 2009:

	As of September 30, 2009
	Options	Weighted- Average Exercise Price

Balances, beginning of year	3,300,565	$9.46
Options granted	566,375	7.59
Options exercised	(269,824)	6.70
Options forfeited or expired	(62,404)	12.52
Options outstanding	3,534,712	9.32
Option price range	$2.51 – 50.50
Weighted-average fair value of options granted	$4.07
Options exercisable	2,230,697	8.10
Options available for grant	866,994

6.	CONCENTRATION OF CREDIT RISK

         One partner accounted for more than 10% of the Company’s accounts receivable as of September 30, 2009. No partner or customer accounted for more than 10% of the Company’s accounts receivable as of December 31, 2008. In addition, no customer or partner accounted for 10% or more of the Company’s revenues for the three and nine months ended September 30, 2009 and 2008. No individual country accounted for more than 10% of the Company's revenue, with the exception of the United States, as of September 30, 2009 and 2008.

7.	COMMITMENTS AND CONTIGENCIES

Legal Proceedings

During the fourth quarter of 2008, the Company reached a settlement with the French Taxing Authority (“FTA”) as a result of a tax audit that had been conducted encompassing the years 1998 through 2004. Subsequent to the settlement, the Company received a letter from another division within the FTA that claimed Interactive Intelligence France SARL owes $730,000 in penalties and interest as of September 30, 2009. The Company has submitted an appeal for this amount, as it believes that these penalties and interest were agreed to and paid in the previous settlement. The Company does not believe it will have to pay any money related to this claim; therefore, no amount has been accrued as of September 30, 2009. Although the Company is appealing this claim, it cannot provide assurance that these matters will be resolved without further litigation or that the Company will not have to pay some or all of this amount.

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

Lease Commitments

The Company’s world headquarters are located in a 200,000 square foot space in two office buildings in Indianapolis, Indiana. The Company leases the space under an operating lease agreement and amendments which expire on March 31, 2018. The Company also occupies a product distribution center in Indianapolis, Indiana and three regional offices in the United States which are located in Herndon, Virginia, Irvine, California and Columbia, South Carolina. The Company also leases offices for each of its Europe, the Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”) operations in Berkshire, United Kingdom and Kuala Lumpur, Malaysia, respectively, and has several other office leases throughout the United States and in 11 other countries. The Company rents office space for sales, services, development and international offices under month-to-month leases. In accordance with FASB ASC Topic 840, Leases, rental expense is recognized ratably over the lease period, including those leases containing escalation clauses.

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

The following table is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate, 35%, on income before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Expected income tax expense at 35% tax rate	$(1,674)	$(568)	$(3,705)	$(1,824)
State taxes, net of federal benefit	(249)	(81)	(563)	(261)
Non-deductible stock-based compensation expense	(147)	(137)	(395)	(481)
Research and experimentation tax credit	63	169	189	169
Other	2	(82)	(14)	73
Income tax expense	$(2,005)	(699)	$(4,488)	$(2,324)

Upon adoption of FASB ASC Topic 740, Income Taxes, the Company identified an uncertain tax position related to certain tax credits that the Company currently believes meets the “more likely than not” recognition threshold to be sustained upon examination. The balance of the unrecognized tax benefit was approximately $750,000 at December 31, 2008 and, if recognized, would impact the effective tax rate. As of September 30, 2009, the unrecognized tax benefit had not changed.

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

During the second quarter of 2009, the Company utilized its remaining net operating loss deferred tax asset generated in prior years and began utilizing operating losses generated from tax benefits related to the exercise of stock options. The Company does not have a deferred tax asset on its balance sheet for the tax benefits from these deductions, and the reduction in taxes payable related to the use of these deductions increases additional paid-in capital. At September 30, 2009, the Company had approximately $17.6 million in stock-based compensation deductions available to offset taxable income and $4.7 million of alternative minimum tax, federal and state research tax credit carryforwards and foreign tax credits available to offset taxes payable. In addition, the Company has a deferred tax asset of $348,000 available to offset future taxable income of a subsidiary.

9.	ACQUISITION

Stock Purchase Agreement

During the second quarter of 2009, the Company entered into a stock purchase agreement with AcroSoft Corp. (“AcroSoft”) pursuant to which the Company purchased 100% of AcroSoft’s issued and outstanding shares of capital stock for an aggregate purchase price of $2.4 million with cash available from operations. Ten percent of the purchase price, or $240,000, was deposited into an escrow account to ensure funds are available to pay indemnification claims, if any. AcroSoft’s results of operations since the acquisition date, May 15, 2009, have been included in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2009.

The preliminary purchase price allocations for the Company’s acquisition of AcroSoft are based on a third-party valuation report which was prepared in accordance with the provisions of FASB ASC 805 and are subject to adjustment. The following table summarizes the fair value of the intangible and other assets acquired and liabilities assumed at the date of the acquisition (in thousands):

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

During the third quarter, the Company finalized AcroSoft’s tax return for the period beginning January 1, 2009 and ending on the acquisition date of May 15, 2009.  As a result, AcroSoft goodwill increased $61,000 from June 30, 2009 to September 30, 2009, which is reflected in the Company’s deferred tax assets on the accompanying condensed consolidated balance sheets.

Acquisition-related costs recognized as of September 30, 2009 include transaction costs such as legal, accounting, valuation and other professional services, which were expensed as incurred. Acquisition-related costs totaled $27,000 and $79,000 for the three and nine months ended September 30, 2009, respectively. These costs are included within general and administrative expenses on the condensed consolidated statements of income for both periods.

The premium paid over the fair value of the net assets acquired in the purchase, or goodwill, was primarily attributed to expected synergies from AcroSoft’s document management software, experienced document management staff and an existing client base. Included within goodwill is the assembled workforce, comprised of 12 employees, which does not qualify for separate recognition. None of the goodwill is expected to be deductible for tax purposes.

Customer relationships are amortized based upon patterns in which the economic benefits are expected to be realized. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following are the identifiable intangible assets acquired and their respective remaining economic useful lives:

	Amount	Remaining Economic Useful Life (in years)
Customer relationships	$210,000	6
Core technology	320,000	5
Total	$530,000

Goodwill

Goodwill is reviewed for impairment at least annually in accordance with the provisions of FASB ASC Subtopic 350-20, Intangibles - Goodwill and Other. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment charge is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB ASC 805. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The following table presents a rollforward of goodwill, which is included within other assets, net on the accompanying condensed consolidated balance sheets, as of September 30, 2009 (in thousands):

Balance as of January 1, 2009	$995
AcroSoft goodwill	1,756
Balance as of September 30, 2009	$2,751

The allocation of the purchase price is preliminary and is subject to finalization. The Company plans to complete a research and development study during the fourth quarter of 2009 for AcroSoft, which may result in a related research and development credit recorded as a deferred tax asset. Adjustments for this tax matter will result in a corresponding adjustment to recorded goodwill.

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

 •    Financial Highlights

 •    Historical Results of Operations

 •    Liquidity and Capital Resources

 •    Critical Accounting Policies and Estimates

Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q contain “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that involves risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can often be identified by their use of such verbs as “expects”, “anticipates”, “believes”, “intend”, “plan”, “may”, “should”, “will”, “would”, “will be”, “will continue”, “will likely result”, or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, unstable economic conditions, rapid technological changes in the industry, our ability to maintain profitability, to manage successfully our growth, to manage successfully our increasingly complex third-party relationships resulting from the software and hardware components being licensed or sold with our solutions, to maintain successful relationships with certain suppliers which may be impacted by competition in the technology industry, to maintain successful relationships with our current and any new partners, to maintain and improve our current products, to develop new products, to protect our proprietary rights adequately, to successfully integrate acquired businesses and other factors set forth in our Securities and Exchange Commission (“SEC”) filings.

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

We are a leading provider of software application suites for Voice over Internet Protocol (“VoIP”) business communications, and are increasingly leveraging our leadership position in the worldwide contact center market to offer our solutions for a broad range of business operations. In addition to contact centers, our solutions are used in various industries including, but not limited to, teleservices, financial services, insurance, higher education, healthcare, retail, technology, government and business services, including organizations that employ remote and mobile workers. For enterprises that rely on the Microsoft® Corporation (“Microsoft”) platform, we offer a pre-integrated all-software Internet Protocol Private Branch Exchange phone and communications system that enables straightforward integration to Microsoft compatible applications for data management. In all, our innovative software products and services are designed expressly for multichannel contact management, business communications and messaging using the Session Initiation Protocol (“SIP”) global communications standard that supports VoIP. To supplement our software solutions, we also offer a media server, media gateways and SIP proxy for IP-based communications networks and infrastructures. Our customers can deploy our solutions as an on-premise system at their site or as Communications as a Service (“CaaS”).

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

We are currently completing development of the first version of Interaction Process Automation (“IPA”), an application which uses our communications-based platform to automate business processes. The IPA module integrates to and leverages the Interactive Intelligence Customer Interaction Center (“CIC”) platform to automate business people-centric processes based on CIC’s multichannel communications, queuing and routing capabilities. This communications-based process automation approach enables IPA to capture, prioritize, route, escalate and track each step of the process flow regardless of staff location. We are targeting general distribution of IPA by or during the first quarter of 2010. The licensing of our CIC platform is typically under a perpetual license resulting in product revenue for the license when revenue recognition criteria are met. For IPA, we currently plan on licensing for an initial one year term that will renew annually which will result in product revenue being recognized ratably over the year. We do not anticipate recognizing any revenues from the licensing of IPA until 2010.

 Our management monitors certain key measures to assess our financial results. In particular, we track trends on product orders, contracted professional services, and CaaS orders from quarter to quarter and in comparison to the prior year and budget. Because salaries are our largest expense, we regularly monitor staffing levels. As noted below, macroeconomic conditions have materially affected the orders we received in recent quarters; therefore, we review leading market indicators to look for trends in economic conditions. In addition to orders and revenues, management reviews costs of revenue and operating expenses to ensure we are managing new expenditures and controlling costs. Finally, management monitors diluted earnings per share, which is a key measure of performance that is also used by analysts and investors.

The table below shows our total revenues (in millions) for the most recent five quarters and the years ended December 31, 2008, 2007 and 2006 and the percentage change over the previous period.

Period	Revenues	Sequential Growth %
Three Months Ended:
September 30, 2009	$33.2	1%
June 30, 2009	32.9	12%
March 31, 2009	29.5	(6)%
December 31, 2008	31.3	4%
September 30, 2008	30.1	(2)%

Year Ended December 31:
2008	$121.4	10%
2007	109.9	32%
2006	83.0	32%

As shown in the 2008 annual growth rate and the quarterly growth rates in 2008 and 2009, our revenue growth trend has generally slowed, although we did experience significant increased growth in the second quarter of 2009. We believe that these slower growth rates are primarily due to the instability in the economy worldwide, which has resulted in longer sales cycles, as prospects are hesitant to commit to new capital purchases and many existing customers are delaying purchases of additional software and hardware as they maintain or reduce staffing levels.

 We will continue to focus on maintaining profitability by continuing to increase the efficiency of our sales and marketing efforts and by management of our operating expenses. As our profitability allows, we will position the company for future growth through increased investment in research and development.

Financial Highlights

During the three and nine months ended September 30, 2009, we experienced a decrease in the dollar amount of license orders of 10% and 8%, respectively, compared to the same periods in 2008. Although total license orders decreased, product revenue increased by 6% and 1%, respectively, compared to the same periods in 2008 due to a higher percentage of perpetual contracts, which can typically be recognized immediately.  In addition, during the three months ended September 30, 2009 compared to the same period in 2008, we recognized more revenues related to license orders that we had received in previous quarters but for which we had originally deferred recognition because at least one of the revenue recognition criteria had not been met.

During the three months ended September 30, 2009, we received orders for our CaaS solutions for what is contracted to be at least $3.6 million in future services revenues. The revenues from these orders will be recognized ratably over the life of the CaaS contract, which is typically three to four years. These orders represent a significant increase in CaaS contract amounts compared to those we have received in previous periods. Although some costs related to CaaS are fixed, others are variable based on usage and call volume, and therefore, we would expect our services expenses to increase as the revenues from these orders are recognized over the next three to four years.

Services revenues increased by $2.2 million and $5.1 million during the three and nine months ended September 30, 2009, respectively, compared to the same periods last year, primarily due to increased support fees as our product revenues grew and increased revenues from our CaaS related services.

Costs of product increased during the three and nine months ended September 30, 2009 compared to the same periods in 2008 primarily as a result of an increase of $248,000 and $1.6 million, respectively, in hardware and appliances included in customer orders. Costs of services decreased for the three and nine months ended September 30, 2009 compared to the same periods in 2008 by $510,000 and $1.3 million, respectively, primarily due to a decrease in compensation and travel expenses, partially offset by an increase in CaaS related expenses.

Total operating expenses, which include sales and marketing, research and development and general and administrative expenses, increased by $669,000, or 4%, for the three months ended September 30, 2009 compared to the same period in 2008. Our stock-based compensation expense increased for the three months ended September 30, 2009 in part due to a reduction in the forfeiture rate assumption that we used in calculating the expense during the third quarter of 2009 based on recent history, which resulted in an increase in compensation expense for all departments during the quarter. Also impacting the quarter-over-quarter stock-based compensation expense was the reversal of some performance-based stock options in the third quarter of 2008, which reduced stock-based compensation expense in 2008. Incentive expense also increased for the three months ended September 30, 2009 as operating performance has improved and more incentives were earned. Staffing increased in the sales and marketing and research and development departments, which increased salary expense and general allocable corporate expenses. Partially offsetting these increases, travel and entertainment expenses as well as outsourced, professional and consulting services decreased during the third quarter of 2009 due to continued cost management reduction programs across all departments. Total operating expenses decreased by $344,000, or 0.6%, for the nine months ended September 30, 2009.

Historical Results of Operations

The following table presents certain financial data, derived from our unaudited statements of income, as a percentage of total revenues for the periods indicated. The operating results for the three and nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for the full year or for any future period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Product	47%	49%	47%	50%
Services	53	51	53	50
Total revenues	100	100	100	100
Cost of revenues:
Product	12	12	13	12
Services	17	20	17	20
Total cost of revenues	29	32	30	32
Gross profit	71	68	70	68
Operating expenses:
Sales and marketing	29	33	30	33
Research and development	18	20	18	18
General and administrative	11	11	11	12
Total operating expenses	58	64	59	63
Operating income	13	4	10	5
Other income:
Interest income, net	--	1	--	1
Other income, net	1	--	1	--
Total other income	1	1	1	1
Income before income taxes	14	5	11	6
Income tax expense	(6)	(2)	(5)	(3)
Net income	8%	3%	6%	3%

Comparison of Three and Nine Months Ended September 30, 2009 and 2008

Revenues

Product Revenues	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	($ in thousands)
Product revenues	$15,557	$14,687	$45,100	$44,853
Change from prior year period	6%	(5)%	1%	6%
Percentage of total revenues	47%	49%	47%	50%

Product revenues, which include software, hardware and appliance revenues, increased by $870,000 during the three months ended September 30, 2009 compared to the same period in 2008. Although total license dollar orders decreased by 10% compared to the third quarter of 2008, product revenues increased by 6%. Perpetual license orders, which can typically be immediately recognized, were 92% of total license orders in the third quarter of 2009 compared to 84% in 2008. In addition, we were able to recognize certain license orders which had been received but not recognized in prior periods because all revenue recognition criteria, primarily collectability, had not been met.

Product revenues increased by $247,000 during the nine months ended September 30, 2009 compared to the same period in 2008. Although total license dollar orders decreased by 8% compared to the nine months ended September 30, 2008, product revenues increased by 1%. Perpetual license orders, which can typically be immediately recognized, were 87% of total license orders in 2009 compared to 83% in 2008. Additionally, we were able to recognize certain license orders during the nine months ended September 30, 2009 which had been received but not recognized in prior periods because all revenue recognition criteria, primarily collectability, had not been met.

Product revenues can fluctuate from period to period depending on the mix of perpetual and annually renewable licenses. The majority of our product licenses are perpetual but we do also have certain customers, whose original license contracts were signed prior to 2004, with renewable term licenses. Generally, orders for perpetual licenses result in a significant portion of the contract value being recognized when received if recognition criteria are satisfied, while renewable term licenses are recognized ratably over the term of the agreement, generally one year. The impact of the mix of contracts on our product revenues occurs only in the year of a product order since fees from the subsequent renewal of annually renewable licenses and renewal of support fees for perpetual contracts are allocated entirely to services revenues.

Services Revenues	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	($ in thousands)
Services revenues	$17,613	$15,369	$50,441	$45,296
Change from prior year period	15%	12%	11%	19%
Percentage of total revenues	53%	51%	53%	50%

Services revenues include the portion of license arrangements allocated to maintenance and support from annually renewable and perpetual contracts, renewals of annually renewable licenses and maintenance contracts, as well as revenues from professional services, CaaS and education.

Services revenues increased during the three and nine months ended September 30, 2009 compared to the same periods in 2008 primarily due to continued growth in the number and size of our installed base of customers. Annual license renewal fees and support fees for perpetual licenses, which comprise 77% of total services revenues, increased by $1.7 million, or 15%, and $3.6 million, or 10%, during the three months and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. We believe services revenues will continue to grow as we continue to license and install our solutions to new customers and expand existing customer implementations. The actual percentage fee charged for the renewal of annually renewable licenses and perpetual support agreements as compared to the initial annually renewable license fee and perpetual license, respectively, is comparable on a relative percentage basis, and therefore, the mix of these types of contracts in the future is not expected to impact our future services revenues. Renewal rates for license and support fees have not materially changed in 2009.
CaaS services increased by $338,000, or 75%, and $938,000, or 67%, during the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008, as more customers chose this hosted service solution. During the third quarter of 2009, we received orders for our CaaS solutions for what is contracted to be at least $3.6 million in future revenues that will be recognized over the next three to four years. These orders did not have any impact on revenues during the three or nine months ended September 30, 2009. We believe our CaaS services revenues will continue to grow as more customers utilize outsourced services for their information technology needs instead of purchasing software and hardware and hiring additional technical employees.

Cost of Revenues	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	($ in thousands)
Cost of revenues:
Product	$3,950	$3,702	$12,320	$10,741
Services	5,549	6,059	16,758	18,044
Total cost of revenues	$9,499	$9,761	$29,078	$28,785
Change from prior year period	(3)%	0%	1%	12%
Product costs as a % of product revenues	25%	25%	27%	24%
Services costs as a % of services revenues	32%	39%	33%	40%

Costs of product consist of hardware costs (including media servers and Interaction Gateway appliances that we develop and servers, telephone handsets and gateways that we purchase and resell), royalties for third party software and other technologies included in our solutions, personnel costs, and software packaging costs (including product media and documentation duplication).  Costs of product can fluctuate depending on which software applications are licensed to our customers and partners, the third party software that is licensed by the end user from us as part of our software applications and the dollar amount of orders for hardware and appliances. Costs of product increased by $248,000 and $1.6 million, respectively, during the three and nine months ended September 30, 2009 compared to the same periods in 2008, as more customers included our hardware offerings in their implementations of our solutions.

Costs of services consist primarily of compensation expenses for technical support, professional services and educational personnel and costs associated with our CaaS offering. These expenses decreased primarily due to reduced compensation expense of $301,000 and $992,000, respectively, during the three and nine months ended September 30, 2009 compared to the same periods in 2008 as a result of a 7% reduction in services staff. In addition, travel related expenses decreased by $233,000 and $701,000, respectively, as a result of the reductions in services staff. Partially offsetting these decreases were increases of $236,000 and $389,000, respectively, in CaaS expenses primarily related to data center and associated hosting costs. We believe CaaS expenses will continue to increase as our CaaS business grows.
Gross Profit	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	($ in thousands)
Gross profit	$23,671	$20,295	$66,463	$61,364
Change from prior year period	17%	4%	8%	12%
Percentage of total revenues	71%	68%	70%	68%
Product costs as a % of gross profit	17%	18%	19%	18%
Services costs as a % of gross profit	23%	30%	25%	29%

        Gross profit increased during the three and nine months ended September 30, 2009 compared to the same periods in 2008 primarily due to an increase in total services revenues and a decrease in cost of services revenues.

Gross profit as a percentage of total revenues in any particular quarter is dependent upon product and services revenues recognized versus costs of product and costs of services incurred.

Operating Expenses
Sales and Marketing	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	($ in thousands)
Sales and marketing expenses	$9,696	$9,547	$28,877	$29,870
Change from prior year period	2%	3%	(3)%	12%
Percentage of total revenues	29%	32%	30%	33%
Percentage of net product revenues	84%	87%	88%	88%

Sales and marketing expenses primarily include compensation, travel, and promotional costs related to our sales, marketing and channel management operations. These expenses increased by $149,000 during the three months ended September 30, 2009 compared to the same quarter last year due to increases in commissions and incentives resulting from the increased revenues during the quarter. Stock-based compensation expense also increased compared to the third quarter of 2008 in part due to a reduction in the forfeiture rate assumption that we used in calculating the expense during the third quarter of 2009 based on recent history and in part due to the reversal of some performance-based stock options in the third quarter of 2008, which reduced the expense in 2008. Partially offsetting these increases were decreases in reimbursements to our partners for their marketing efforts and fees paid to third parties for customer referrals.

During the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, sales and marketing expenses decreased by $993,000 due to reduced travel expenses of $662,000, reduced corporate marketing costs of $322,000 and a decrease in outsourced services of $241,000. Referral fees also decreased by $227,000 because fewer payments were made to third parties for customer referrals. Partially offsetting these decreases was an increase in compensation expense of $498,000 due primarily to increased incentives resulting from the increased revenues during 2009. We expect marketing costs to increase in future quarters.

Research and Development	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	($ in thousands)
Research and development expenses	$6,135	$5,801	$17,747	$16,102
Change from prior year period	6%	33%	10%	29%
Percentage of total revenues	18%	19%	19%	18%

Research and development expenses are comprised primarily of compensation costs, depreciation, and allocated general corporate expense. Research and development expenses increased by $334,000 during the three months ended September 30, 2009 compared to the same period in 2008 primarily due to an increase in compensation expense of $317,000, as a result of an 8% staffing increase in the research and development department. The staffing increase was the result of the AcroSoft acquisition in the second quarter of 2009 and other research and development staffing additions.

During the nine months ended September 30, 2009 compared to the same period in 2008, research and development expense increased by $1.6 million, primarily due to a $1.2 million increase in compensation expense resulting from the increase in staffing in the research and development department. In addition, allocable corporate expenses increased by $633,000 due to the staffing additions in the research and development department.

We believe that investment in research and development is critical to our future growth and competitive position in the marketplace and is directly related to timely development of new and enhanced solutions that are central to our business. As a result, we expect research and development expenses will continue to increase in future periods.

General and Administrative	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	($ in thousands)
General and administrative expenses	$3,562	$3,376	$10,166	$11,162
Change from prior year period	5%	2%	(9)%	16%
Percentage of total revenues	11%	11%	11%	12%

General and administrative expenses include salary and incentive compensation expense as well as general corporate expenses that are not allocable to other departments, such as legal and other professional fees and bad debt expense.

During the three months ended September 30, 2009, these expenses increased by $186,000 compared to the same quarter last year. Total incentive expense increased by $283,000 due to executive performance bonuses anticipated to be achieved at year-end, which were not achieved during the same period in 2008. Stock-based compensation expense also increased by $210,000, in part due to a reduction in the forfeiture rate assumption that we used to calculate the expense during the third quarter of 2009 and in part due to the reversal of some performance-based stock options in the third quarter of 2008, which reduced the expense in 2008. Partially offsetting the increases in incentive and compensation expenses was a decrease in bad debt expense of $100,000 as well as a $143,000 decrease in salary expense resulting from a 6% decrease in general and administrative staffing.

During the nine months ended September 30, 2009, general and administrative expenses decreased by $996,000 compared to the nine months ended September 30, 2008. This decrease was due to reductions in salary expense of $546,000 due to a decreased number of staff, travel and entertainment expense of $213,000, consulting, outsourced and professional services costs of $126,000 and bad debt expense of $197,000. Partially offsetting these decreases was an increase in incentive expense of $536,000 due to anticipated achievement of general and administrative executive bonuses.

Other Income (Expense)

Interest Income	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	($ in thousands)
Cash, cash equivalents and short-term investments (average)	$57,031	$49,486	$52,760	$47,824
Interest income	51	329	232	1,132
Return on investment (annualized)	0.36%	2.66%	0.59%	3.16%

Interest earned on investments decreased during the three and nine months ended September 30, 2009, compared to the same periods in 2008, due to lower interest rates. We continue to monitor the allocation of funds in which we have invested to maximize our return on investment while utilizing safe investment alternatives within our established investment policy.

Other Income (Expense), Net	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	($ in thousands)
Other income (expense), net	$480	$(277)	$706	$(152)

Other income (expense), net includes foreign currency transaction gains and losses. Effective April 1, 2009, we changed our reporting to present gains and losses resulting from foreign currency fluctuations in this category rather than within operating expense because such gains and losses are incidental to our operations. Foreign currency transaction gains and losses can fluctuate based on the amount of revenue that is generated in certain international currencies, particularly the Euro, the exchange gain or loss that results from foreign currency disbursements and receipts and the cash balances and exchange rates as of the end of a reporting period. In 2008, these amounts included foreign withholding expenses that were later reclassified in the third quarter of 2008 as a result of a study of our foreign tax withholdings, which determined that we had sufficient and appropriate foreign source income to record our foreign withholdings as a tax credit instead of a deduction to taxable income.

During the three months ended September 30, 2008, we recorded a loss from foreign currency transactions of $458,000 and a gain of $181,000 related to foreign tax withholding. For the first nine months of 2008, we recorded a loss from foreign currency transactions of $119,000 and expense of $33,000 related to foreign tax withholdings.

Income tax expense	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	($ in thousands)
Income tax expense	$2,005	$699	$4,488	$2,324

For the three and nine months ended September 30, 2009, $92,000 and $232,000, respectively, of the income tax expense is expected to result in cash payments and the remaining amount was offset by the utilization of our net operating losses. We have significant remaining credits and losses to offset taxable income and taxes payable as described in Note 8 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Our effective tax rate was 42% as of September 30, 2009. The tax rate is determined by considering the federal tax rate, rates in various states and international jurisdictions in which we have operations, and the amount of the stock-based compensation that is not deductible for income tax purposes.

Liquidity and Capital Resources

We generate cash from the collections related to licensing our products and from annual license renewals, maintenance and support and other services revenues. We use cash primarily for paying our employees (including salaries, commissions and benefits), leasing office space, paying travel expenses and marketing activities, paying vendors for hardware, other services and supplies, and purchasing property and equipment. During the last six months of 2008, we repurchased $10.0 million of our common stock, and during the second quarter of 2009, we acquired AcroSoft for $2.4 million. We continue to be debt free.

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

Our liquidity position at September 30, 2009 and December 31, 2008 was as follows:

	September 30,	December 31,
	2009	2008
	($ in thousands)
Cash and cash equivalents	$50,584	$34,705
Short-term investments	9,427	10,805
Liquidity, net	$60,010	$45,510

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

The following table shows the total increase from cash and cash equivalents from operating activities, investing activities and financing activities for the stated periods:

	Nine Months Ended September 30,
	2009	2008
	($ in thousands)
Cash provided by operating activities	$13,038	$11,405
Cash used in investing activities	(1,974)	(4,026)
Cash provided by (used in) financing activities	4,815	(2,262)
Total increase in cash and cash equivalents	$15,879	$5,117

Operating cash was generated primarily by our profitability and balance sheet management. The cash used for capital purchases decreased during 2009. Cash provided by financing activities increased primarily due to an increase in proceeds from stock options exercised and no repurchases of our common stock in 2009 compared to stock repurchases totaling $3.4 million in 2008.

As of September 30, 2009, there have been no material changes in our contractual obligations as set forth in the Contractual Obligations table disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Off-Balance Sheet Arrangements

Except as set forth in the Contractual Obligations table disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as of September 30, 2009.

    We provide indemnifications of varying scope and amount to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. Our direct software license agreements, in accordance with FASB ASC Topic 952, Franchisors, include certain provisions for indemnifying customers, in material compliance with their license agreement, against liabilities if our software products infringe upon a third party's intellectual property rights, over the life of the agreement. There is no maximum potential amount of future payments set under the guarantee. However, we may at any time and at our option and expense:  (i) procure the right of the customer to continue to use our software that may infringe a third party’s rights; (ii) modify our software so as to avoid infringement; or (iii) require the customer to return our software and refund the customer the fee actually paid by the customer for our software less depreciation based on a five-year straight-line depreciation schedule. The customer’s failure to provide timely notice or reasonable assistance will relieve us of our obligations under this indemnification to the extent that we have been actually and materially prejudiced by such failure. To date, we have not incurred, nor do we expect to incur, any material related costs and therefore have not reserved for such liabilities.

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

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. Actual results may differ from those estimates and judgments under different assumptions or conditions. We have discussed the critical accounting policies that we believe affect our more significant estimates and judgments used in the preparation of our consolidated financial statements in the “Management’s Discussion and Analysis of Financial Condition and Results of the Operations—Critical Accounting Policies and Estimates” section of our Annual Report on Form 10-K for the year ended December 31, 2008 and in Note 2 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. For a further summary of certain accounting policies, see Note 2 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Foreign Currency Exchange Rates

We transact business in certain foreign currencies including the British pound and the Euro. However, as a majority of the orders we receive are denominated in United States dollars, a strengthening of the dollar could make our products more expensive and less competitive in foreign markets. We have not historically used foreign currency options or forward contracts to hedge our currency exposures because of variability in the timing of cash flows associated with our larger contracts. We did not have any such hedge instruments in place at September 30, 2009. Rather, we attempt to mitigate our foreign currency risk by generally transacting business and paying salaries in the functional currency of each of the major countries in which we do business, thus creating natural hedges. Additionally, as our business matures in foreign markets, we may offer our products and services in certain other local currencies. If this were to occur, foreign currency fluctuations would have a greater impact on us and may have an adverse effect on our results of operations. Historically, our gains or losses on foreign currency exchange transactions have been immaterial to our consolidated financial statements. For the three and nine months ended September 30, 2009, our foreign currency exchange transaction gains amounted to $477,000 and $709,000, respectively.

As of September 30, 2009 and December 31, 2008, we had Euro balances of approximately $14.0 million and $905,000, respectively, British pound balances of $317,000 and $450,000, respectively, and balances of seven other foreign currencies totaling $505,000 and $159,000, respectively.

Interest Rate Risk

We invest cash balances in excess of operating requirements in securities that have maturities of one year or less. The carrying value of these securities approximates market value, and there is no long-term interest rate risk associated with these investments.

Item 4.	Controls and Procedures.

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009 pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Interactive Intelligence, Inc. (Registrant)

Date: November 6, 2009	By:	/s/ Stephen R. Head
Stephen R. Head Chief Financial Officer, Vice President of Finance and Administration, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)