Form 10-K
period 2009-12-31
INTERACTIVE INTELLIGENCE INC
filed 2010-03-16
CIK 1083318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☑

Assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing sale price per share of the registrant’s common stock on June 30, 2009 as reported on The NASDAQ Global Market on that date was $155,744,052.

As of February 26, 2010, there were 17,318,704 shares outstanding of the registrant’s common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Form 10-K are incorporated by reference from portions of the registrant’s Proxy Statement for its 2010 Annual Meeting of Shareholders to be held on May 20, 2010, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2009.

PART I.

SPECIAL NOTE ABOUT FORWARD-LOOKING INFORMATION

Certain statements in this Annual Report on Form 10-K contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that involves risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can often be identified by their use of such verbs as “expects”, “anticipates”, “believes”, “intend”, “plan”, “may”, “should”, “will”, “would”, “will be”, “will continue”, “will likely result”, or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, those set forth in the Item 1A “Risk Factors” section of this Annual Report on Form 10-K.

ITEM 1. BUSINESS.

Company Overview

Interactive Intelligence, Inc. (“Interactive Intelligence,” “we,” “us” or “our”) was formed in 1994 as an Indiana corporation and maintains its world headquarters and executive offices at 7601 Interactive Way, Indianapolis, IN 46278. Our telephone number is (317) 872-3000. We are located on the web at http://www.inin.com. We file annual, quarterly and current reports, proxy statements and other documents with the United States Securities and Exchange Commission (the “SEC”) under the Exchange Act. These periodic and current reports and all amendments to those reports are available free of charge on the investor relations page of our website at http://investors.inin.com.

Unified Business Communications Solutions

We are a leading provider of software application suites for Voice over Internet Protocol (“VoIP”) business communications and are increasingly leveraging our leadership position in the worldwide contact center market to offer our solutions to enterprises. Businesses and organizations, including those that employ remote and mobile workers, utilize our solutions in industries including, but not limited to, teleservices, financial services (banks, credit unions, accounts receivable management), insurance, higher education, healthcare, retail, technology, government and business services. Our innovative software products and services are designed for:

•	Multichannel contact management and business communications (voice and messaging) using the Session Initiation Protocol (“SIP”) global communications standard that supports VoIP;

•	Business Process Automation (“BPA”) using a communications-based approach; and

•	Contact management, including document as well as workflow management.

With our single software platform, organizations can replace various traditional “multipoint” communications products. Our solutions incorporate a full-featured media server, media gateways, SIP proxy, and SIP station voice device for Internet Protocol (“IP”)-based communications networks and infrastructures. Customers can deploy our solutions on-premises or in a Communications as a Service (“CaaS”) model using a hosted data center.

Our solutions integrate with business systems and end-user devices, enhance the mobility of today’s remote workforce, scale to thousands of users, manage content in large volumes, provide communications and data security and satisfy a range of business communications and interaction management needs for:

•	The Contact Center

•	Enterprise IP Telephony

•	Business Process Automation

By implementing our all-in-one solutions, businesses are able to unify multichannel communications media (phone, fax, e-mail, web chat, content) and information, automate business processes, enhance workforce performance and productivity, improve customer service processes, and readily adapt to changing market and customer requirements. Contact centers can leverage our platform to support thousands of agents, including remote “Work-at-Home” agents, and handle inbound, outbound and “blended” inbound/outbound interactions, at one location or throughout multi-site contact center operations. Our enterprise IP telephony solutions provide call control and messaging for mid- and large-sized business enterprises with 100 to several hundred thousand users, with the ability to scale user counts up or down as needed. Enterprises, contact centers, and other organizations can utilize our BPA solutions to automate processes using an approach that incorporates communications functionality such as routing, quality monitoring, and the ability to indicate employee availability.

Innovation and Value

We have long been recognized for our innovative bundled contact center and enterprise application solutions. Our single integrated platform and all-in-one application suites allow contact centers and business enterprises to automate, queue and manage multichannel communications media. Contact centers can leverage this same software platform for predictive outbound dialing, workforce management, quality monitoring, post-call customer satisfaction surveys, call and screen recording and agent scoring, interaction tracking, speech recognition, content management and other enhanced contact management and compliance capabilities.

Though many communications vendors continue to migrate toward software-oriented solutions, they still largely follow traditional proprietary (“legacy”) approaches and offer a combination of hardware-centric public branch exchange (“PBX”) phone systems, automated call distributors (“ACD”), voice mail systems, interactive voice response (“IVR”) systems and associated equipment. In contrast, our unified platform is architected on open standards software developed to run on the Microsoft® Windows® (“Microsoft Windows”) operating system and industry standard servers, enabling organizations to reduce both the number of systems and the cost of expensive communications equipment from proprietary vendors.

The added value of our open software approach is in the clear migration path it provides to VoIP using the SIP standard for networked voice and data. In addition to VoIP, this open approach enables broader integration to business systems, such as insurance policy and claims administration systems, as well as end-user devices such as telephones and headsets, while reducing overall costs for network management, system administration, new application deployments, and functionality upgrades. Our solutions have established integration with many popular business applications for customer relationship management (“CRM”), enterprise resource planning (“ERP”) and other processes, enabling customers to fully integrate and automate their specific business rules with minimal customization.

Continued Global Success and Recognition

Our software has been licensed since 1997. We market and distribute solutions around the globe, directly to customers and through a channel of approximately 300 value-added partners. Our software applications are available in 18 languages and are installed in 91 countries.

Our partners and certain customers become certified through our professional education curriculum. Customers are supported by our global support network of company technical professionals and implementation partners.

We have been an ISO 9001:2000 Certified company since January 2005 and obtained our re-certification in May 2009, marking our fourth consecutive year of compliance. Being certified ISO 9001:2000 gives assurance to our customers and partners that we are able to satisfy ISO requirements by having in place the means to continuously improve our business processes.

Other recent company recognitions include the following:

•	Gartner, Inc., Leader’s Quadrant, 2009 “Magic Quadrant for Contact Center Infrastructure, Worldwide” report;

•	Gartner, Inc., Visionaries Quadrant, 2009 “Magic Quadrant for Unified Communications” report;

•	Number 194 in the Top 500 Global Software & Services Companies list (ninth consecutive year listed), Software Magazine;

•	2009 Fastest Growing Public Companies (second consecutive year listed), Fortune Small Business Magazine;

•	2009 North American Product Differentiation Innovation Award, Frost & Sullivan;

•	2009 North American Competitive Strategy Leadership Award, Frost & Sullivan; and

•	2009 UC Innovation Award (second consecutive year), TMC Labs.

Industry Overview and Current Developments

BPA, VoIP, eServices, content management and the increased use of various media types in communications continue to cause a major shift in business communications technologies. Organizations in many industries, and in increasing numbers, are moving from one-dimensional, hardware-based PBX phone systems to multichannel software platforms that support a broad list of applications. Such platforms incorporate IP telephony and a unified communications approach to bring networks, information, and voice and data applications together, enabling organizations to reduce communications equipment costs and automate processes to improve organizational effectiveness. We have followed an open standards all-in-one software approach since 1994 to develop our industry-leading solutions.

The Convergence of Voice and Data

In a technology trend for new communications system purchases, IP technologies have allowed many businesses to transmit voice traffic from circuit-switched networks and bulky hardware equipment to more agile “converged” voice and data networks, applications servers, and lower-cost end-user devices. One result of this transition is that traditional PBX phone system hardware, which many established PBX vendors are slowly phasing out of their products, is being replaced by software-based IP PBX solutions. We provide such software-based solutions along with other vendors such as Avaya Inc. (“Avaya”), Cisco Systems, Inc. (“Cisco”), Genesys Telecommunications Laboratories, Inc. (“Genesys”) and Aspect Software, Inc. (“Aspect”).

Unified Communications

According to industry analysts at Gartner, Inc., unified communications are the “direct result of convergence in communication networks and applications.” Microsoft has defined unified communications as a solution that “bridges the gap between telephony and computing to deliver real-time messaging, voice and conferencing to the desktop environment.” The term “unified communications” has also been defined in other ways, primarily by vendors that package collections of products for voice, data, conferencing, video and mobility into single offerings. The convergence of voice and data communications, typically on IP networks leveraging open standards software platforms and integrated application suites, is a new standard for people, groups and organizations to communicate. Unified communications products based on software solutions and equipment such as servers, gateways and IP-based phones and end-user devices are proving to reduce administration costs over their proprietary hardware counterparts, while at the same time enabling organizations to facilitate the integration and use of enterprise communication methods such as presence management, conferencing, messaging and other “unified” features in addition to voice. Many unified communications offerings are stand-alone products or part of a portfolio of integrated applications and platforms. In addition to being positioned in the “Visionaries Quadrant” of Gartner, Inc.’s 2009 “Magic Quadrant for Unified Communications” report, Datamonitor rated our unified communications solutions in the “leaders” category of its September 2008 report, “Business Trends: Contact Center Investments in Developed Markets.”

Business Process Automation and Communications-Based Process Automation

We believe business process automation will improve a company’s competitive position in the global marketplace and strengthen its foundation for growth. Our applications have long taken an intelligence-based approach to automation, beginning with the ability to unify and handle multichannel interactions in the same manner, and followed thereafter with features such as multichannel queuing, skills-based (agent) routing, speech-enabled interactive voice response (“IVR”) and auto attendant processes structured according to an organization’s business rules. More recently and more specifically, Communications-Based Process Automation (“CBPA”) has combined these established communications automation practices with the automation of formal business processes, such as help desk personnel formulating and tracking customer trouble tickets or human resources staff handling employee time-off requests. We are elevating this communications-based approach to automating business and interaction processes with a full-featured process automation product solution, as well as with our post-call satisfaction survey product and the ongoing automation of interaction management functionality now deployed in our solutions.

Internet-Based Interactions

Businesses and their customers have long utilized voice communications media such as the telephone, voice mail and the fax machine to interact. The Internet has also expanded communications media to include additional channels for e-mail, web chat sessions, web callback requests, VoIP calls, text messages, Short Message Service (“SMS”) and even videos. With improved customer service as an ongoing objective, many companies are deploying web-oriented applications for e-mail management plus knowledge management and web auto response for customer inquiries and frequently asked questions (“FAQs”), web collaboration, and other online services to raise service levels. Though many online services are unified in an applications approach, most companies still support online media channels using separate e-mail platforms, web servers, chat servers and other disjointed equipment that can lead to inconsistencies and inefficiencies across customer touch points.

Communications as a Service

CaaS is a communications-specific way of implementing many of the benefits of Software as a Service on a subscription basis. With most CaaS offerings, service providers maintain the core communications system in their own data centers and extend system functionality to customer sites. The benefits of the CaaS model, commonly referred to as “hosted services” or “on-demand services,” include small or no capital expenditures for on-premise equipment at customer locations and lower costs for deployment. The CaaS model also offers faster implementation and “go live” times, provides a monthly variable-cost structure (often referred to as “pay as you go”) and requires less user overhead to maintain compared to infrastructures where application servers reside at service provider data centers. Organizations additionally benefit as service providers implement solutions, monitor security, and provide disaster recovery support as part of their services.

The Continued Expansion from Call Centers to Contact Centers

Conventional call centers consist of phone banks and agents handling inbound and outbound calls. While relegated to a single communications channel, these “call-only” centers nevertheless required multipoint systems consisting of a PBX, ACD and an automated attendant to handle voice-based interactions, along with optional systems such as an IVR system, a predictive outbound dialer and a call logger. Most call centers also were forced to spend time and money to integrate their disparate phone system devices. In a continuing movement away from conventional call center operations, “contact centers” are incorporating all-in-one communications technologies that pair e-mail, web interaction, and messaging capabilities alongside phone calls to offer more contact options for customers, along with a wider range of service and support channels.

The Ongoing Need to Integrate Telecommunications and Information Systems

In most businesses, telecommunications and information systems are distinct components of a communications infrastructure. Yet to interact internally and externally, and to do so more effectively, businesses must be able to use both of these systems together in a seamless manner. Many vendors offer computer telephony integration (“CTI”) middleware products and services to integrate various types of telecommunications devices with information technology to “bring the two sides together.” For example, in a contact center, a CTI-based application can enable a data window to appear on an agent’s workstation and present information about a caller at the same time the agent’s telephone or headset rings. For customer service in particular, such “screen pops” allow agents to view customer account information usually maintained in CRM or ERP applications.

Broader Integration to Business/Data Systems and End-User Devices

With the increasing emphasis on business processes, automation is essential to broadening the integration capability between a communications platform and business applications, information systems, databases, knowledge bases and end-user devices such as phone sets, headsets, hand-held devices, cell phones and laptop computers. Compared to traditional communications hardware systems and CTI, open standards solutions, such as ours, designed for IP networks and consisting of IP-based applications and industry-standard servers increase such integration capability to a wider range of business systems and low-cost IP devices for users across an organization. Especially within dispersed multi-site organizations, integration is easier to accomplish since different locations can leverage local and wide area IP networks to integrate business system servers, use SIP connections from the same network to integrate IP phones and devices at the desktop, and use wireless connections to equip mobile workers. Organizations that rely on separate PBX, ACD and associated equipment for communications are not afforded the same integration flexibility.

Content Management

Content management has grown increasingly important for organizations in such industries as insurance, financial services, and healthcare that circulate large amounts of information internally and externally.  Government agencies and other organizations tasked with managing confidential data are also putting greater emphasis on content management as they continue to archive information in larger volumes. Much like the new breed of software-based solutions for converged voice and data communications and BPA, many contemporary solutions for content management are server-based applications. End-users of content management systems can typically range from enterprise business users to contact center agents, insurance agents and claims adjusters, banking loan officers, healthcare professionals, human resource personnel, and other users who routinely must access documents and information in the office or remotely outside the office. To meet the diverse needs of these end-users, the “virtual file cabinet” approach of a content management solution allows organizations to easily define file management structures and retrieval processes specific to their business and user requirements.

The Mobile Workforce

While traditional cell phones and laptop computers have enabled mobile workers for years, sophisticated hand-held devices and “smart phones” have more recently combined voice functions with web capabilities and a growing number of mobile applications for managing calls and messages, viewing documents and presentations, placing product orders, and tracking shipments.  With such technology making workforce mobility increasingly more productive, and with more businesses supporting mobile employees, we believe solutions will continue to introduce enhanced mobile client interfaces and applications for capabilities such as presence management, find-me/follow-me, calendar access, conferencing and text messaging to improve user availability and workforce collaboration.

Remote “Work-at-Home” Agents

In the same way technology has enabled the mobile workforce in growing numbers, VoIP and more reliable Internet-based voice and data capabilities have become particularly important in contact centers, where remote “Work-at-Home” agents effectively augment on-premise personnel. In its September 2008 report on contact center business trends, industry analyst Datamonitor noted that the demand for home agents could increase throughout 2009-2010 as contact centers look to reduce costs and take advantage of virtualization technologies for agent outsourcing. In addition to savings from requiring less physical office space, the scheduling and geographic flexibility of at-home agent programs tends to curb the high agent turnover rates common in most contact centers, which in turn reduces the time and cost of constantly having to hire and train new agents. Virtualization also allows a contact center, especially multi-site and multinational centers, to recruit agents from a much broader global base, increasing the ability to find skilled and experienced agents in specific geographic areas as needed.

Enhanced Security for Voice Communications as well as Data

As IP telephony becomes more prevalent in business communications, the potential of attacks to an IP communications system makes security a critical priority for businesses and contact centers worldwide, particularly for healthcare providers, financial institutions, government agencies, public companies and other organizations that manage confidential voice and data communications over an IP network. Open standards including SIP provide a rigorous approach to user authentication and message encryption in a VoIP environment, as do standards such as the Payment Card Industry Data Security Standard, which allows businesses that utilize VoIP technologies to safeguard confidential data stemming from credit card transactions. While many standards focus on security, SIP is the most regulated given the actions of the Internet Engineering Task Force (“IETF”), which continuously introduces, amends and strictly monitors SIP security specifications worldwide. Our solutions leverage the SIP security standard specification. All-in-one IP communications application suites improve security inherently, in that they pre-integrate applications on a single platform for all voice and data functions, and allow organizations to reduce the number of systems and access points for potential attacks by streamlining security down to a central underlying platform. Single software-based platforms likewise extend security mechanisms to all critical points between an IP network and the desktop, allowing organizations to deploy virtual private networks, virtual local area networks, access lists, authentication, Transport Layer Security, Secure Real-time Transport Protocol and encryption mechanisms from the network to their IP communications system’s application server, gateway, data servers and phone devices.

Migration from Voice Mail to Unified Messaging and Enhanced Messaging

Unified messaging efficiently combines voice mail, fax and e-mail messages in an end-user’s “unified” inbox, with messages accessible via the desktop, a web browser, a handheld device, or even the telephone using Text-to-Speech technology. With certain of the current voice mail and fax systems now reaching outdated status, and with e-mail now a commonly used communication medium, more enterprises are upgrading to unified messaging solutions that integrate with existing PBXs equipped for IP telephony and VoIP. Many of these IP PBXs natively support e-mail and directory servers that are already components in most technology and telecommunication infrastructures, allowing an organization to protect much of its technology investment as they make the move to a unified messaging solution. Also, as workers become more mobile, organizations are studying the value of enhanced messaging, which supplements unified messaging with features such as customizable personal call rules and greetings for users, follow-me call routing, real-time presence management, speech- and browser-based voice mail access, workgroup capabilities and more. Our solutions for enterprise IP telephony, as well as for the contact center, include core functionality both for unified messaging and enhanced messaging to meet diverse messaging needs in organizations of all kinds.

Social Media

We believe social media channels can be beneficial for branding and marketing-related public relations campaigns, and to a similar degree for networking with customers, partners and prospects. According to a December 29, 2009 report published by Gartner, Inc., “Gartner’s Top Predictions for IT Organizations and Users, 2010 and Beyond: A New Balance”, Facebook alone is expected to have more than one billion users by 2011, largely resulting from the more than 15,000 websites, mobile devices and applications that have already implemented the Facebook Connect application programming interfaces and protocols to interface with Facebook, the more than 350,000 active applications now on the Facebook platform, and the more than one million developers who leverage the platform. Given the worldwide reach and potential prospect base of social networking sites such as Facebook, MySpace, Twitter, LinkedIn and others, many vendors in the communications industry have already extended their marketing programs to include these sites and take advantage of the exposure they can provide. As social media technologies continue to gain in popularity, and in functionality, we will continue to balance the use of these channels with other existing online initiatives executed via our own web site (www.inin.com) and industry channel sites such as www.tmcnet.com.

Target Markets

The Contact Center

 We are listed in the Gartner, Inc. Leader’s Quadrant, 2009 “Magic Quadrant for Contact Center Infrastructure, Worldwide” report, which is the third consecutive year that we have been included in the Leader’s Quadrant. We remain an industry leader in helping contact centers move from traditional time division multiplex phone equipment, multipoint call center technology and CTI to pre-integrated application solutions for multichannel contact management, developed on open standards for VoIP. Our scalable all-in-one contact center platform and application suite enables contact centers to intelligently automate, route, monitor, record, track, and report on phone calls as well as fax, e-mail and web interactions, whether in a single location or across multi-site operations. Contact centers can also easily license our pre-integrated add-on applications for predictive dialing, workforce management, screen recording and multichannel recording and agent scoring, business process automation, automated post-call satisfaction surveys, content management, and other enhanced functionality.

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

        As on-demand CaaS offerings continue to take hold in the contact center market, our contact center platform and application suite is already positioned to deliver ACD, IVR, multimedia queuing, recording, real-time supervisory monitoring and other critical services via the CaaS model and VoIP, with local control for services implementation and administration.

Enterprise IP Telephony

Leveraging our strength in the contact center sector has enabled us to offer IP telephony both to mid-sized business enterprises and to larger enterprises. In positioning our contact center solution for enterprise requirements, organizations from 100 or more users and up to 5,000 ACD agents can implement a single scalable platform solution for IP PBX, ACD, IVR, multimedia queuing, messaging, business process automation, content management, mobile access and other capabilities that meet the needs of enterprise business users and workgroups as well as contact center agents. With the messaging component of our enterprise IP telephony solution, enterprises can leverage our platform’s integrated IP PBX call processing and voice mail functionality to support unified messaging (voice mail, e-mail and fax in one inbox) plus enhanced messaging features such as find-me/follow-me, customizable call rules, calendar access and SMS.

We offer a single, highly-scalable, multichannel IP telephony and messaging platform that allows organizations to route live communications to desk phones, mobile phones, smart phones and other telephony-enabled handheld devices, and that also allows users to manage their inbox for e-mail, voice mail and fax messages. For VoIP, our platform’s open, inherent IP architecture paves a straightforward migration path to VoIP for organizations looking to make the move to IP telephony, or who choose to integrate our platform to an existing PBX phone system and move to VoIP at a later time. In addition, our solution offers a practical replacement option for certain existing voice mail systems that now are nearing outdated status. By providing flexible choose-by-function deployment and licensing options for features and users, organizations can configure and centrally administer the precise IP telephony and messaging environment needed by department or enterprise-wide. Our single IP platform/adaptable applications approach has been successfully deployed by enterprises and organizations such as banks, insurance companies, healthcare providers, service providers and other customer service-oriented companies, along with organizations that maintain mobile and remote workforces and/or thousands of messaging users.

Business Process Automation

From its inception, our core software platform was developed as a process automation platform to automate and unify phone calls, faxes, e-mails and web interactions, and to manage all of these media types with features including multichannel queuing, skills-based routing and speech-enabled IVR and auto attendant processes structured according to an organization’s business rules. As an outgrowth of our platform’s automation capability, CBPA inherently extends our communications automation practices to the automation of formal business processes, such as employees of an insurance company processing a claim or a banking loan officer reviewing and approving a customer’s online application for a new car loan. With this established communications-based approach to automation, and with our Interaction Process Automation™ (“IPA”) application, we are leveraging our platform technology to provide a business process automation product solution for contact centers and enterprises in virtually any industry looking to automate key business and interaction processes.

In particular, the IPA solution allows an organization to capture, prioritize, route, escalate and track each step in a work process, to improve process efficiency and consistency by minimizing the latency and human error common in most processes that are executed manually. IPA can be applied to horizontal processes such as approving time-off requests by a human resources group, or to vertical processes such as processing a loan application at a bank or credit union. As an “intelligent” application, the principles of IPA stem from technology proven in contact centers, including presence to determine an employee’s availability to receive a new work assignment, and routing and queuing to route work through each step of the defined process with speed and precision, all while maintaining full integration with each associated communication activity.

Content management is also a component of our positioning in the business process automation market. A primary benefit of our platform’s open architecture has always been the ability it gives organizations to integrate databases, information systems, business systems, CRM packages and other data repositories to manage information critical to their business operations. Additionally, our integrated module for knowledge management and e-mail auto response has continued to provide a straightforward solution for automating information management process and FAQ auto responses, allowing agents in contact centers and service-oriented enterprises to effectively offload the manual and time-consuming task of answering customer inquiries. Through our acquisition of AcroSoft in May 2009, we are also now able to offer an established application product suite for creating, managing, distributing and delivering business-critical content across an enterprise. In conjunction with a business’s automated processes, AcroSoft applications work in unison for content management, workflow processing, work management, and reporting. By integrating these capabilities with our platform’s communications and business process automation features, this “whole solution” will extend greater content management functionality to our existing customers in the contact center market and to our customers in the insurance industry and similar vertical markets in which document management is becoming increasingly critical.

Other Target Markets

Two additional markets that we believe are essential in supplementing our primary target markets are content management and enterprise messaging.  In May 2009, we acquired AcroSoft Corporation (“AcroSoft”) and its established lineup of document management, workflow management and associated products, adding a number of advanced document management capabilities to our all-in-one communications software suite. AcroSoft’s business focused on the insurance industry which is a recognized market for our integrated communications, process automation and content management solutions. Other vertical industries in which organizations are tasked with managing large volumes of customer and business information, such as the healthcare industry, represent additional potential markets for our solutions.

Our Scalable All-in-One Platform, Single-System Approach, Products, Customer Support and Services

Scalable All-in-One Platform, Single-System Approach

We provide a comprehensive solution of contact management, business communications, business process automation and content management applications developed to run on our pre-integrated Interaction Center Platform® multichannel event-processing platform and the Microsoft Windows operating system. Our platform-based software solutions do not require multipoint hardware or integrations to third-party products or CTI middleware, and, for communications, are capable of processing thousands of interactions per hour.

Automating Business Communications

As a true all-in-one solution for voice, data and process automation, the Interaction Center Platform does not require separate systems or integration. This all-in-one approach allows contact centers and enterprises to process communications consistently across various media channels: telephone calls, e-mails, faxes, voice mail messages, Internet chat sessions, IP telephony calls, SMS messages, and generic media such as trouble tickets. Organizations can apply business rules across media channels and types for uniform customer service processes and end-to-end tracking and reporting that improves workforce performance and service quality.

Our platform provides a single point of system management to simplify administration and maintenance, eliminates multiple hardware “boxes” to reduce equipment costs and complexity, and is flexibly deployed as a PBX/IP PBX or with an organization’s existing PBX/IP PBX.

These differentiating characteristics of our integrated software solutions allow businesses to more effectively communicate internally and externally, and to do so at a much lower total cost of ownership compared to legacy hardware systems and CTI products. Strategic advantages of our all-in-one, single-system approach to unified business communications are described further in the following sections.

Automating Interaction Processes and Business Processes

From the beginning, the Interaction Center Platform was designed to queue and distribute a variety of communications objects via automated processes. Now with the emergence of CBPA as a business technology, the Interaction Center Platform provides a logical and proven foundation for automating the business rules, information, and voice and data interaction components that drive most business processes.

Scalable Standards-Based All-Software Architecture and IP Capabilities

Our software applications incorporate native IP capabilities based on the international SIP communications standard developed by the IETF and adopted by a number of industry leaders. Unlike proprietary PBX phone systems and associated legacy hardware that other vendors often advertise as “IP-enabled,” our core platform and application solutions are inherently architected on SIP and open standards throughout, eliminating the costly SIP extension “lock-ins” required when using proprietary communications hardware systems to support VoIP. To further reduce costs, our software runs on standard commodity servers with no need for expensive and unreliable voice board hardware, allowing organizations to scale to more users and distributed office locations incrementally by adding servers to their network and licensing new users, rather than having to install more equipment or add systems to an existing infrastructure. The open standards capabilities of our solutions also allow businesses to make use of a wide variety of low-cost IP soft phones and telephone devices (including our Interaction SIP Station™ product), gateways (including our Interaction Gateway®), and other components from a number of different vendors.

Broader Range of Functions, No Need to Integrate Disparate Technologies

With traditional legacy communications systems, contact center and business enterprise operations must typically implement separate multipoint products into their infrastructure, such as a PBX for phone calls, a web server for chat, and other systems for additional voice and data functions. To work together, these systems often require significant complex integration hardware, middleware, and customization services. Our pre-integrated application suites instead offer a single software solution for common communications features in the contact center and the enterprise: PBX/IP PBX, telephony, e-mail processing, ACD, IVR, web interaction event processing, inbound and outbound fax, conferencing, multichannel recording and screen recording, quality monitoring and more. To protect existing system investments, businesses can use our software applications to supplement their PBX with web-based interaction management, unified messaging, IVR, departmental contact center services, and other phone system functions. Our solutions also include supervisory features to view communications statistics in real time, supplemented by workforce management, coaching features, interaction tracking and end-to-end reporting to improve operational performance.

Open Architecture and Greater Compatibility with Leading Technologies

To accommodate our standards-based approach to business communications, we developed our Interaction Center Platform on an open architecture completely different from traditional telecommunications systems that are based on a proprietary, closed architecture. Traditional systems limit an organization’s ability to readily adapt to change or to customize communications processes specific to their users and customers. With proprietary systems, even simple changes such as adding a new employee or changing an employee’s location can require costly and time-consuming efforts. Our solutions are built using industry-standard server, network and software components such as Intel’s microprocessors, the Microsoft Windows operating system, and gateways from a select list of certified vendors (including our own Interaction Gateway offering). Our open platform architecture allows organizations to easily configure our applications to meet precise communications requirements, and to flexibly make hardware or software modifications as necessary. Our products also easily interact with popular technology products that include:

•	E-mail servers such as Microsoft® Exchange Server, IBM Lotus Notes and Novell GroupWise;

•	Database systems from Microsoft, Oracle Corporation (“Oracle”) and IBM;

•	Mainframe systems, including those that support 3270 and 5250 terminal emulation;

•	Web servers from Apache Digital Corporation, IBM WebSphere and Microsoft;

•	Network management systems, including HP OpenView, IBM Tivoli NetView and Computer Associates International, Inc.’s Unicenter TNG;

•	CRM and ERP systems such as those from RightNow® Technologies, Salesforce.com®, Microsoft, Oracle/Siebel, SAP Corporation (“SAP®”) and others; and

•	Enterprise directories, including Microsoft Active Directory, Novell NDS e-Directory and Sun/iPlanet Directory Server.

Greater Ability to Utilize the Internet

With online and mobile initiatives playing an increasingly significant role for sales and marketing in many businesses, our solutions provide a number of web-based interaction options. These options include e-mail, FAQ auto response, web chat and callback requests, online forms, VoIP calls and conferencing. Such options are increasingly important for effective e-commerce initiatives, eServices, online customer service, and the availability of mobile employees as consumers continue to use the Internet and mobile devices to conduct business transactions.

Greater Ability to Configure Communications to Meet Specific Needs

Our core Interaction Center Platform includes the built-in Interaction Designer® graphical application generator, which allows an organization to structure and deploy applications for required interaction processes and integrate specific business rules into those processes. In addition to deploying applications quickly and with minimal configuration, organizations can use the pre-built tool sets in Interaction Designer to configure specific routines for nearly any aspect of their communications processing. This capability allows organizations to bypass expensive customization programming, and still tailor communications processes for their customers, employees and other users using a single design environment to structure dial plans, call distribution rules, IVR menus, web services, voice mail system menus, fax applications and other communications applications.

Greater Ability to Manage Customer and Business Information and Documents

Our AcroSoft Documents product for document and information management is a client-server component that provides a view of various electronic file formats in a user-defined “virtual cabinet.” Users can manipulate and manage document and folder views using an assortment of functions accessible from the AcroSoft Documents application. The AcroSoft Documents application complements an organization’s data and business processing practices as a stand-alone application, working in tandem with other systems, or can be interfaced into a processing application. AcroSoft AnyWhere-Documents is our web-based document management solution that offers many of the same functions as AcroSoft Documents, including the ability to organize files, upload documents, annotate images, view multiple file types and implement overall security, all from within a web-based interface accessible from anywhere that an Internet connection is available.

Lower Total Cost of Ownership

We believe our pre-integrated applications-based solutions result in a lower total cost of ownership compared to traditional multipoint communications systems with similar functionality. Our all-in-one platform and application solutions are developed specifically to replace costly hardware equipment, reduce energy consumption and simplify configuration and ongoing administration while delivering enhanced multichannel communications features. The ability to deploy an application suite on a single server, or group of servers, and license new features and users rather than procure additional hardware products, provides additional cost control by eliminating excessive integration costs from different vendors. Also contributing to a lower total cost of ownership is that our solutions reduce end-user training with their intuitive Windows-driven environment and reduce the time and expense typically required to manage changes in a multi-component business communications system.

Business Strategy

We intend to continue building our brand awareness to increase our penetration in the contact center and IP PBX markets. During 2010, we will begin licensing our IPA product for business process automation and aim to become more established in the market for content management, with our initial focus on the insurance industry. We also plan to emphasize our new packaged approach to professional services, market these services and enhanced product functionality to existing customers, and focus on growing our CaaS offering as a viable option that allows an organization to pay for a communications solution on a monthly subscription basis. Our strategy for achieving this overall mission includes multiple objectives, described as follows.

Market More Effectively to Our Existing Customers and Go Up-Market in the Contact Center Market

Our existing customers have long represented a core revenue stream for new application solutions, services and our business overall. Our existing customers also provide input on our products, which assists in our development efforts. Throughout 2010, we intend to market recently-released application solutions to these established customers, such as the Interaction SIP Station™ device to replace more expensive SIP phones; Interaction Conference™ for premise-based conferencing that replaces third-party hosting services; integration with RightNow® Technologies for call control in RightNow’s CRM application; the Interaction Feedback™ solution for automated post-call satisfaction surveys; and the Interaction Monitor™ client/server module for full-time off-site system monitoring and administration. We further anticipate an interest from existing customers for our IPA application solution for business process automation, for our AcroSoft content management application solutions, and for the fixed-cost packaged offerings for our professional services. In the contact center market, in particular, we intend to leverage our services and these recently released products to continue moving up-market to compete for larger customers. We anticipate that our marketing activities will include promotional campaigns and special offers for our existing customer base, executed primarily via e-mail and call campaigns conducted by our Lead Team and inside sales personnel.

Offer Our Interaction Process Automation Application as a Communications-Based Process Automation Solution

Communications-enabled business process (“CEBP”) solutions are currently offered by other vendors. These CEBP solutions initiate simple notifications via e-mail or the telephone. For example, banks use CEBP technologies to issue an alert e-mail or phone call whenever a customer’s database record indicates an account balance less than a defined threshold. CEBP does not automate the entire business process.

Our Interaction Center Platform technology, with our Interaction Attendant® and graphical call flow manager, provides a unique foundation for business process automation. Leveraging our established platform, during early 2010 we intend to begin offering our IPA application as a CBPA solution that differs significantly from the current vendor offerings. With our IPA solution, the communications system becomes the process automation platform. As an example of CBPA, while our solution is able to handle the outbound notifications of the current offerings, a bank could also use our solution to queue up new mortgage applications submitted online and route the application along with all work tasks and due dates to the next available underwriter, much as a contact center would route an incoming call to the first available agent or an agent skilled in a particular product or language.

Enhance Our BPA Offering with Content Management, with a Focus on the Insurance Vertical

Our acquisition of AcroSoft in May 2009 allows us to offer an established product suite for creating, managing, distributing and delivering business-critical content throughout an organization. AcroSoft product applications provide capabilities for content management as well as workflow processing, work management, document scanning, e-mail monitoring (for e-mail boxes), fax monitoring and reporting. AcroSoft also offers implementation, training, and consulting services. By integrating AcroSoft’s applications with the communications and process automation features of our core Interaction Center Platform technology, we intend to position this “all-in-one” solution to contact centers and enterprises, with a specific emphasis during 2010 on growth in the insurance vertical market. Traditionally some of the largest users of BPA and content management solutions, insurance providers uniquely move information, as well as communications, among persons and locations by way of claims, applications from prospective customers and other means. With our single platform and integrated applications for the contact center, enterprise IP telephony and business process automation, an insurance organization can manage communications and information using one complete solution from a single vendor, rather than with multiple systems from multiple vendors. With content management as an added BPA component, we believe this comprehensive offering will differentiate us from, and more effectively position us against, our competitors.

Promote Our Packaged Service Offerings

During 2010, we intend to continue promoting our professional services as packaged offerings. As tightly-defined, fixed-cost services, these packages are intended to help our customers control costs for implementation, system configuration, technical support, managed support and administration, and ongoing education, and are intended to eliminate the series of open-ended service engagements that many legacy vendors require for their multipoint hardware systems. We believe that these packaged service offerings will more effectively position us against our competitors.

Rapidly Grow Our CaaS Customer Base

In its December 2008 “Market Trends: Forecast for North American Hosted Contact Center Market, 2007-2013” report, Gartner, Inc. noted that “the 2008 to 2009 economic slowdown should favor hosted contact center adoption.” The report forecasts the North American hosted contact center market to increase from $104 million in 2007 to $361 million by 2013, yielding a 23% compound annual growth rate. Moving forward, our Interactive Intelligence Customer Interaction Center® (“CIC”) all-in-one communications software suite positions us to capitalize on opportunities in the growing hosted or CaaS market. In addition to providing robust contact center features, CIC is inherently architected for VoIP, a critical component of the CaaS model for the services delivery, redundancy and highest reliability that CaaS-based offerings require.

By providing contact center services with local control, our CaaS offering enables us to offer an option that we believe no one else in the industry provides. Specifically, our local control deployment VoIP model allows a contact center to use its own telephone lines, choose the best-suited telephone signal carrier, and maintain voice traffic on its own network. With control over call recordings on their network and in file storage systems, a contact center will be able to encrypt recordings for greater security. For data, local control allows contact centers to manage information in their database server to distribute as they like. Most of all, contact centers maintain their own dedicated virtual server in our data center, allowing them to run their selected applications with complete isolation from all other CaaS customers, ensuring that no other customer can corrupt data or disable another system, as is possible with shared tenant solutions offered by our competitors.

Our CaaS offerings currently include Interactive Contact Center Services (“ICCS”) along with Interactive Notification Services (“INS”). ICCS provides IVR and ACD, plus call recording, screen pop integration and multimedia routing for e-mail and text chat. Agents and supervisors also get a desktop client for call control, desktop faxing, unified messaging, and real-time presence and monitoring. INS allows organizations to automate outbound messages such as appointment reminders and time-sensitive announcements that typically require manual calling. We believe these comprehensive CaaS offerings will differentiate us from our competitors.

Continue Our Innovation and Enhance Our Core Product Offerings

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

Expand in Our Market for Enterprise IP Telephony

For the enterprise markets we serve, our strategy is to appeal to a broad audience of customers and partners around the world by providing “whole solutions” for business communications. We maintain offices and dedicated field marketing managers throughout the world, and intend to focus our marketing efforts to execute our global corporate marketing objectives in the enterprise market as well as the contact center market.

For enterprise IP telephony and IP PBX needs, we will market our pre-integrated CIC offering to mid-sized to larger enterprises of 100 to 15,000 users, especially those that employ growing mobile workforces, that require contact center and workgroup capabilities, and that see the need for a more scalable unified communications infrastructure using VoIP. In addition to features such as IP PBX/PBX call processing, ACD, unified messaging and voice mail, presence management, mobility, recording, conferencing, IVR, and customer self-service and eService automation, our standards-based CIC for the Enterprise (“CIC for the Enterprise”) solution leverages the SIP communications standard to provide a clear-cut migration path to VoIP. As an “all-in-one” solution, CIC for the Enterprise eases implementation and simplifies maintenance for information technology staff by centralizing administration in a single interface, and by reducing the complexity associated with CTI. To reduce equipment costs, an all-software IP option allows organizations to deploy our CIC for the Enterprise solution using standard off-the-shelf servers. By positioning CIC more strongly as a solution for enterprise needs during 2010, and by offering advanced optionally available “contact center”-style features such as workforce management (“WFM”) and customer satisfaction surveys, we intend to provide a more robust and scalable IP telephony offering for business communications within an enterprise. In doing so, we believe that we will increase our market share in the IP telephony market.

We have enhanced and will continue to offer our Messaging Interaction Center™ (“MIC”) solution for enterprise messaging by positioning it as a combined application server/telephony user interface solution to deliver advanced voice and IP capabilities alongside its messaging features. With these enhancements, we believe MIC offers a clear path to VoIP messaging through a cost-effective, easy to use system that is easy to install and administer.

Leverage our Relationships with Multi-National Partners to Open New Selling Opportunities

To reach a broader geographic customer base and expand our markets, we intend to work closely with our partner organizations worldwide. Our partners include approximately 300 firms that are focused on contact center and/or enterprise telephony. Along with the name and brand recognition of these partners, we will leverage their marketing capabilities to bring attention to our brand. We believe that working in conjunction with companies such as these will provide us with opportunities worldwide.

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

Increase Awareness of our All-in-One Solution and Launch Aggressive Replacement Programs

Our Interaction Center Platform technology and pre-integrated application suite solutions have offered a true all-in-one system for unified business communications since being initially designed in 1994 and first implemented in 1997. It is this approach that many of our competitors have tried to replicate, often by acquiring products from other companies and/or attempting to develop a similar platform and supported applications. We intend to market directly to our competitors’ customers to make them aware of our all-in-one application solutions as a viable replacement for their existing systems. With the economic uncertainty that many of our competitors now face, we believe that our financial position and our continuous introduction of new forward-thinking products position us to attract these customers.

Our Products

We have developed a comprehensive product solution to serve the contact management and business communications needs of organizations in our three target markets:

•	The Contact Center

•	Enterprise IP Telephony

•	Business Process Automation

It is important to note that our pre-integrated application solutions, as well as the core Interaction Center Platform® that supports them, are designed expressly to work with one another as fully-integrated all-in-one solutions that require no third party products or CTI. Because our products are not acquired from other vendors, our customers avoid the complexities and costs of trying to integrate disparate multipoint systems that were not originally designed to work together.

Interactive Intelligence Customer Interaction Center®
Unified Communications from a Single Integrated Platform for the Contact Center

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

Interactive Intelligence Customer Interaction Center® for the Enterprise
Enterprise IP Telephony for Mid-Sized and Larger Enterprises

CIC for the Enterprise is a complete all-software IP PBX phone and communications system architected for SIP-supported VoIP. The CIC for the Enterprise solution is targeted at businesses from 100 to 15,000 users, whether in one location or in distributed branch offices, and with needs to support mobile workgroups and/or contact center operations. In one system, CIC for the Enterprise includes IP PBX call processing, ACD, automated attendant, voice mail, operator console, find-me/follow-me, built-in fax server, and web chat and web callback. The CIC for the Enterprise software additionally offers features including real-time presence management and remote access, with pre-integrated unified messaging, IVR and Interaction Client® integrations for Microsoft applications optionally available. Also optionally available are advanced “contact center”-style features such as WFM and customer satisfaction surveys.

Messaging Interaction Center™
Voice Mail, Unified Messaging, Enhanced Enterprise Messaging, SIP-supported VoIP

MIC personifies enterprise messaging with its “choose by function” capability on one integrated platform. Users on the same system can have different capabilities ranging from voice mail to unified messaging to enhanced messaging features that include one-number find-me/follow-me, universal web-based message access and system administration, message notification options, personal settings options, and calendar and contact management capabilities. MIC also offers call screening, user-defined call handling rules, automatic callback, and desktop faxing and fax “navigation.” MIC allows organizations of up to hundreds of thousands of users to replace legacy voice mail, implement unified messaging, take advantage of VoIP using the SIP standard, or leverage all of these capabilities in one solution.

Functionality included in CIC that can be managed by configuration settings and license keys is identified in the following sections:

Interaction Process Automation™

The IPA module integrates to and leverages the CIC platform to automate business processes based on CIC’s multichannel communications, queuing and routing capabilities. This approach, termed communications-based process automation, or CBPA, enables IPA to keep track of work flowing throughout an organization, including progress, people, skills, qualifications, availability, and resources. IPA automatically prioritizes and routes work to qualified and available workers regardless of location. For clarification, business process automation, or BPA, is the market, IPA is the product and CBPA is the approach the IPA solution takes to automating processes.

Interaction Conference™

Organizations can deploy the Interaction Conference solution at their site via our core Interaction Center Platform® technology, providing a scalable independent conferencing infrastructure to eliminate expensive per-minute charges offered by outsourced conferencing solutions. Interaction Conference accommodates conference meetings of any size.

Interaction Dialer®

Interaction Dialer leverages the CIC platform for outbound and blended predictive dialing, and provides call scripting, multi-site campaign management, intelligent campaign staging, compliance options and more. Version 3.0 of the Interaction Dialer application also works with our Interaction Gateway for SIP-based outbound dialing that scales to higher call levels per hour.

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

CRM application integrations for our core Interaction Center Platform® are as follows:

We offer integrations to CRM and help desk products from RightNow® Technologies, Salesforce.com®, Consona® CRM (formerly Onyx), BMC Remedy®, FrontRange Solutions HEAT®, Oracle®/Siebel and SAP® that enable call functions such as click to dial, call pickup, disconnect, hold, transfer, conference and other voice capabilities.

Pre-integrated add-on modules for CIC and CIC for the Enterprise are identified in the following sections:

Interaction Client®

Interaction Client’s call control and presence management functionality can be integrated into widely used Microsoft application solutions including Microsoft® Outlook®, Microsoft Dynamics® CRM and Dynamics GP. With the Outlook application, users are able to utilize Outlook’s same powerful features for Mail and Contacts, plus integrated call control, recording, presence, interaction tracking, and ACD that routes web chats, e-mail and generic objects, such as online documents. In addition, Contact and Journal screen pops allow users to manage their phone calls and availability in the Outlook interface. Dynamics CRM and GP users also get access to voice functionality via a pre-integrated Interaction Client call control toolbar, and screen-popped customer account information each time a call is received.

Interaction Monitor™

        Interaction Monitor is a client/server solution to remotely observe and administer the servers, gateways and other associated devices in an Interaction Center (CIC, CIC for the Enterprise and MIC) network configuration. For Interaction Center system administrators, as well as for partners and sales engineers who maintain Interaction Center servers for their customers, Interaction Monitor fully automates the monitoring process in a single environment, 24 hours a day, 7 days a week

Interaction Supervisor™

Interaction Supervisor pre-integrates to CIC and to the CIC for the Enterprise solution to provide a single real-time interface for monitoring agent, user and workgroup activities, along with interaction events and Interaction Center system and queue statistics.

Interaction Tracker®

Interaction Tracker is a full interaction/contact history management application that works with CIC and CIC for the Enterprise to track multimedia interactions and allows authorized users to resolve new contacts and search for and view historical interaction-based information. Interaction Tracker can function as a customer interaction tracking system, but can also be integrated with packaged CRM solutions and/or special purpose customer information management systems.

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

For self-service automation:

e-FAQ®

e-FAQ provides users across enterprises and contact centers a seamless, integrated gateway to vital up-to-date information that employees and customers alike can query as needed, using their choice of communication channels to ensure rapid data delivery. The e-FAQ application uses linguistic analysis to clarify incoming questions, search for matches, and instantly reply when an appropriate match is found. e-FAQ’s web-based e-FAQ Knowledge Manager™ simplifies authoring and centralizes administration, reporting, and testing. e-FAQ’s built-in editor interface and sample response templates further streamline the authoring and implementation process.

For the mobile workforce:

Interaction Mobile Office™

Interaction Mobile Office integrates to the CIC, CIC – Enterprise and MIC application solutions to extend each system to mobile users. By leveraging the Interaction Mobile Office application’s speech-enabled telephone user interface, users can change presence management settings and access Microsoft Exchange-based voice mails, e-mails, faxes, corporate directories, and calendars from wherever they are located.

For voice mail and unified messaging enhancement:

Interaction Message Indicator™ (“IMI”)

IMI monitors Microsoft Exchange Server 2007 Unified Messaging mailboxes for the presence of voice mail messages. IMI initiates the message waiting indicator on a user’s desktop phone and discontinues the message waiting indicator when new voice mails have been reviewed. IMI is engineered to work with all third-party phone systems, and with our CIC for the Enterprise and CIC application solutions.

We also have developed SIP and VoIP solutions that enhance our software offerings, including the following SIP appliances and end points:

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

Interaction Media Server™ and Interaction SIP Proxy™

The Interaction Media Server and Interaction SIP Proxy for CIC and CIC for the Enterprise is available in version 2.4 and version 3.0 and increases Interaction Center system performance by moving audio recording, processing and compression to this appliance. Interaction Media Server features, which utilize our next-generation Interaction Over Networks® technology, also allow organizations to support supervisory monitoring, recording at remote sites, and the playback of recorded music during ACD wait states. Interaction SIP Proxy likewise allows organizations employing the SIP communications standard for VoIP to support all SIP methods and status codes, comply with SIP specifications, and more effectively balance and route SIP-based messages.

Interaction SIP Station™

The Interaction SIP Station is a simple and compact communications device that works in conjunction with our Interaction Client desktop client and soft phone to replace an IP desk phone. By using a standard headset with the Interaction SIP Station in lieu of a handset, users get basic call-control functions for pick-up/disconnect, volume, emergency speed-dial and mute.

Hardware

As part of our product solutions we sell servers, gateways and telephone handsets. Some customers licensing our CIC software require that we deliver certain hardware, such as servers and telephone handsets, and occasionally networking hardware, as part of the solution. In addition, we have developed our Interaction Media Server, Interaction SIP Proxy, Interaction Gateway and Interaction SIP Station appliances as a combination of hardware and our software.

AcroSoft application products and associated services for content (document) management, as related to our BPA market offering, include:

AcroSoft Documents

AcroSoft Documents is our client-server document management component that provides a comprehensive view of various electronic file formats in a user defined virtual cabinet. Users can manipulate and manage document and folder views using an assortment of features and functions accessible from the application. The AcroSoft Documents offering works as a stand-alone solution, in tandem with other systems, or seamlessly interfaced into a processing application to complement data and business processing.

Other AcroSoft Products

The web-based AcroSoft AnyWhere-Documents solution offers many of the same functions as AcroSoft Documents, including the ability to organize files, upload documents, annotate images, view multiple file types, and implement overall security, all from within a web-based interface.

For workflow management, AcroSoft products include AcroSoft WorkFlow to determine where notifications should be sent at any given time during the business processing cycle; the web-based AcroSoft AnyWhere WorkQueue product to create online inboxes for users to access, linking all users together in a single automated workflow process; and AcroSoft WorkManagement, which allows users to track activity related to documents and folders as well as processes and applications outside the AcroSoft suite of products.

Research and Development

Leveraging technology is part of our strategic position, and we continue to invest a substantial percentage of our revenue in research and development. Our research and development group is comprised of professionals with backgrounds in telecommunications, software and hardware. This combination of diverse technical and communications expertise contributes to our competitive advantage with a differentiated technology approach. A series of packaged customer solutions are available from this group, such as integration to SAP Corporation, Oracle’s Siebel, Inc., and Microsoft Dynamics CRM. These solutions allow partners to quickly install sophisticated applications for customers.

We are both a Microsoft Certified Developer as well as a Microsoft Certified Solutions Provider. These designations provide us early access to Microsoft technology and the opportunity to develop products quicker that effectively interoperate with Microsoft products.

Research and development expenses were $24.1 million, $21.5 million and $17.0 million in 2009, 2008 and 2007, respectively. Our research and development group is structured as technical teams, each of which follows formal processes for enhancements, release management and technical reviews. Research and development expenses include a testing department that is increasingly utilizing automated techniques to stress test significant portions of our core software. We continue to make research and development a priority in our business in order to remain on the forefront of innovation.

Customer Support and Services

We recognize the importance of offering quality service and support to our partners and customers. Our partners provide valuable initial support and implementation services to many of our customers. We provide a wide range of services and support to both partners and customers via our Worldwide Services teams, including Professional Services, Support Services, Managed Services and Education Services. These services teams are described in more detail in the following sections.

Professional Services

Our Professional Services team takes an innovative approach to the delivery of our services. This team handles strategic accounts and enhances partner expertise on advanced offerings such as predictive dialing, speech recognition and third-party CRM integrations. Our Professional Services team can also, among other things, help integrate our products to applications such as Salesforce.com, embed call control into in-house applications and speech-enable IVR applications. The system configuration services and ad-hoc consulting services from our Professional Services team work to ensure that the customer has the solution that drives their business to success. The Professional Services team works closely with new partners as they implement our products at their sites, and is often involved with the early release of our products to assist in new release implementations. We are continuing to invest in this team as we provide more consulting services and implementation services for strategic customers globally.

Support Services

Our Support Services team offers global technical support for our partners and customers 24 hours a day, 7 days a week by phone, fax, e-mail, web chat and from our website. We have support centers at our world headquarters in Indianapolis, Indiana, and in the United Kingdom and Malaysia. Other secondary support resources are available in California and Virginia in the United States, and in the Netherlands, Australia and Japan. We utilize our CIC products, leveraged with technologies such as knowledge base, CRM and the Internet, to maximize the effectiveness of our support services.

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

Communications as a Service

As mentioned in previous sections, our customers can deploy our solutions as an on-premise system at their site or as a “hosted services” CaaS model using a hosted data center. Along with the contact center and notification services our CaaS offering provides, our services also include hosted disaster recovery for business organizations of all kinds that require backup systems for inbound and outbound communications.

Education Services

Our Education Services team is also divided into regions that align with our worldwide sales teams and provides technical certification and advanced instruction through on-site courses, classroom presentations and web-based training. This team develops and maintains course curriculum for formal certification programs such as sales, product installation, troubleshooting, system administration and custom design. Web-based training courses offer enhanced topics such as reporting, system administration, and computer-based user training. All of our partners are required to maintain updated certifications to license and support our products. Classes are also offered to all of our end customers to encourage the most effective use of the applications. We have moved our classroom sessions to a VoIP structure and focused our Education Services resources on the IP-based Interaction Center. This enables our partners and our end customers to build a deeper understanding of the networking infrastructure and telephony technology of the future.

Marketing

Our marketing team is organized by five departments: Product Management, Solutions Marketing, Market Communications, Lead Management and the Marketing Services Group.

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

Our Solutions Marketing team focuses on the marketing and promotion of our solutions to customers, prospective customers and partners as well as to industry analysts. Their responsibilities include product promotional activities, market positioning of new and updated products, Internet content and other solutions-related events and actions.

Our Market Communications team manages media and industry analyst relations, primarily through regularly-scheduled briefings with magazine editors and industry analysts and by participating in various media events such as tradeshows and seminars.

Our Lead Management team drives all lead-generation activities resulting from tradeshows, seminars, and web-based marketing programs and utilizes purchased lists of prospective customers. This team leverages joint marketing activities with strategic partners such as Intel Corp. (“Intel”), Microsoft and Polycom, Inc. to generate qualified leads for partners as well as our Territory Managers. This Lead Management team additionally organizes our annual User Forum customer conference and Partner Conference.

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

Global Distribution and Sales

We distribute our products through partners and direct arrangements with end-user customers. In 2009, 75% of total product orders were received through partners.

We assign geographic or account responsibilities to Territory Managers who manage partners and direct customer opportunities.

As of December 31, 2009, we had 49 Territory Managers and maintained a global channel network of approximately 300 partners with a presence in over 91 countries.

For the growing VoIP and IP telephony market, our distribution channel is anchored by knowledgeable and experienced “converged” partners who understand voice and data networking.

         In the Americas, we license and distribute mainly through our partners. In certain countries, principally the United States and Canada, we also maintain certain direct customers, primarily with major corporations or in areas lacking adequate partner relationships. We utilize our Territory Managers, supplemented by lead generation and our inside sales teams, to generate potential opportunities. In EMEA and APAC, we license and distribute our solutions principally through a joint strategy between our Master Distributors and partners at the Elite and Premier Partner levels (as defined below). Our EMEA headquarters are located near London, England and our APAC headquarters are located in Kuala Lumpur, Malaysia.

Our partners are supported by Program Managers, regional Channel Enablement Managers, Licensing Specialists and other roles related to sales, support services and education/certification.

Within our program framework, our principal partner level designations include:

•
Master Distributors are partners with an existing channel that are staffed with the resources to provide sales, implementation services, support and bundled solutions (hardware and software) to our Elite and Premier level partners (as described in the following sections) and their customers. Master Distributors identify prospective Elite and Premier Partners and assist in promoting our partner programs. Requirements of this partner level include call center expertise and focus, expertise in voice/convergence, solution selling, an enterprise and telephony experienced sales force with Microsoft competencies and a large existing installed base of customers. Master Distributors provide support services to Premier and Elite Partners and have a strong regional presence with dedicated local and/or regional sales and technical resources.

•
Elite Partners provide full-scale marketing, sales, services and support for one or more of our products. By acquiring requisite sales, technical and support certifications, Elite Partners earn the highest margins possible through implementation, support and other services in addition to sales. We also assign a Territory Manager to each Elite Partner for continuous oversight. Elite Partners also receive all marketing and business development advantages of our Partner Enablement Program. Elite Partner candidates can begin at the Elite level by obtaining all appropriate sales and technical certifications, or can migrate from the Premier Partner designation by satisfying Elite-level certification requirements.

•
Premier Partners focus on marketing and sales and receive product training along with marketing and business development support. Premier Partners are required to be sales certified, which requires taking certain sales courses that we offer and successfully passing a sales examination administered by us. We assign a Territory Manager to each Premier Partner to provide ongoing assistance. The Premier Partner level permits partners to grow their customer base while providing the framework to earn technical certification, build a service and support practice for our products, and ultimately move to the Elite Partner level where revenues and margin potentials are much greater.

•
Referral Agents generate leads and are compensated for each qualified lead that results in an order. Referral agents can earn referral fees for identifying potential leads and are not required to earn technical certifications. Referral Agents can transition to the Premier Partner designation by completing sales training and investing in the Premier level’s required demonstration and internal use Interaction Center communications system.

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

Customers and Geographic Areas of Operations

As of December 31, 2009, we had licensed our products to more than 3,500 customers in the Americas, EMEA and APAC. No customer or partner accounted for 10% or more of our revenues in 2009, 2008 or 2007. One partner accounted for 13% of our accounts receivable as of December 31, 2009, but no customer or partner accounted for more than 10% of our accounts receivable as of December 31, 2008 or 2007. No material part of our business is dependent upon a single customer or partner or a small group of customers or partners. Therefore, the loss of any one customer or partner would not have a material adverse effect on our operations.

See Note 11 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for financial information about each of the geographic areas in which we operate.

Supplier Relationships

We rely on third parties for several components in the delivery of our complete solution, including general purpose servers, third-party software, third-party hardware appliances, telephone end-points, and integration to various vendors’ hardware and software systems. Our reliance upon these third parties comes with some amount of risk, primarily due to the possibility of these suppliers being acquired or discontinuing a product we rely on, or failure to renew terms of contracts with these suppliers. In addition, some of the third-party software is licensed from our competitors or such suppliers could become our competitors in the future, which may complicate our relationships with these suppliers. In many cases, however, we maintain relationships with several different suppliers and therefore believe alternatives could be available if a supplier would cease doing business with us. We feel that the risks are further mitigated by the revenue that we generate for these third-party suppliers and the length of notice that we would most likely receive from the suppliers if any of the products were discontinued.

Competition

The markets for our application-based solutions are highly competitive. Competition is typically based on various factors, including breadth of product line, price, ease of installation, ease of use, depth of functionality, product roadmap, total cost of ownership, return on investment, integration with other applications, security, reliability, and scalability.  We differentiate ourselves from our competitors by enabling customers to choose to deploy many of our solutions on-premise or as a CaaS model using a hosted solution, offering an all-in-one platform, adhering to industry standards and providing a broad set of applications for the business enterprise. Also contributing to our competitive strengths are our growing installed base of customers, new products such as Interaction SIP Station, Interaction Conference, Interaction Feedback, and IPA, as well as enhancements to our Interaction Optimizer offering. Our competitive position in the last twelve months has also potentially benefitted from the acquisition of a major competitor (Nortel Networks Corporation (“Nortel”)) by another competitor (Avaya), which created additional sales opportunities for us as Avaya announced that some products would be discontinued, resulting in general customer uncertainty.

Our competitive position varies in each of our three markets. In the contact center market, we are considered a leader by third-party analyst firms based on the breadth of our product line, our completeness of visions and our ability to execute. We compete successfully with our contact center competitors including those companies that are considerably larger in size. A stronger emphasis by us in CaaS offerings for the contact center market has introduced several new competitors, most of which are smaller, less established vendors.

In the enterprise telephony market, we have a small market share in the pure IP PBX market segment. However, when our IP PBX product is sold in conjunction with our other solutions such as our contact center solution, resulting in more of a unified communications offering, our competitive position is stronger. Our primary competitors in the contact center and enterprise telephony markets have a great deal of overlap between the two segments, with a small number of competitors being exclusive to either one or the other of the two markets.

The business process automation market can be divided into two submarkets: process automation and content management. We are new to the process automation market and compete both with traditional telecommunications vendors such as Avaya/Nortel and Genesys and to a lesser extent traditional business process management suite vendors such as IBM, Lombardi Software, Inc., Savvion Inc. and Oracle. We entered the content management market in part through our acquisition of AcroSoft, which added industry domain expertise as well as a larger installed base of insurance customers.

In the contact center market, our primary competitors are Aspect, Avaya/Nortel and Cisco. Significant enterprise IP telephony competitors include Alcatel-Lucent, Avaya, Cisco, Siemens AG and ShoreTel, Inc. For enterprise messaging we compete mainly with Avaya, Cisco, Intervoice, Inc. and Applied Voice & Speech Technologies, Inc. In each market we also compete with recent entrants and various specialized vendors.

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

As of December 31, 2009, we and our subsidiaries held 12 patents and have filed other patent applications relating to technology embodied in our software products. In addition, we and our subsidiaries hold 16 United States and 72 foreign trademark registrations and have numerous other trademark applications pending worldwide, as well as common law rights in other trademarks and service marks. We and our subsidiaries also hold 18 registered copyrights and have numerous other applications pending.

While we currently hold patents and have filed other patent applications relating to certain technology which we have developed, we do not believe that we are significantly dependent on any one of these patents. We hold trademark and copyright registrations domestically and worldwide and have numerous other applications pending worldwide for the name “Interactive Intelligence” and several of the names used for our products. We consider the trademark for the “Interactive Intelligence” name the most significant trademark or copyright held because of the impact the “Interactive Intelligence” name has on the market’s awareness of, and identification with, us. The “Interactive Intelligence” trademark registration expires in 2017 in the United States and can be renewed beyond that date. In addition, we have entered into a license arrangement with one large competitor for certain technologies that we utilize in our solutions.  Without the license arrangement in place, we may be subject to litigation that could result in significant expense to us resulting from our use of these technologies. The license arrangement extends through 2026.

Environmental

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

Employees

As of February 26, 2010, we had 654 employees worldwide, including 207 in research and development, 173 in client services, 177 in sales and marketing and 97 in administration. Our future performance depends in significant part upon the continued service of our key sales, marketing, technical and senior management personnel and our continuing ability to attract and retain highly qualified personnel. Competition for such personnel is intense and we may not be successful in attracting or retaining these individuals in the future.

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

The Overall Economic Climate Could Result in Decreased Demand for Our Products and Services

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

Our Quarterly Operating Results Have Varied Significantly

Our operating results may vary significantly from quarter to quarter and depend on a number of factors affecting us or our industry, including many that are beyond our control. As a result, we believe that period-to-period comparisons of our operating results should not be relied on as an indication of our future performance. In addition, our operating results in a future quarter or quarters may fall below expectations of securities analysts or investors and, as a result, the price of our common stock may fluctuate.

Because we do not know if or when our partners and current or potential customers will place orders and finalize license agreements, we cannot accurately forecast our licensing activity, our revenues and our operating results for future quarters. We recognize revenues from different licenses over different periods depending on the satisfaction of the requirements of relevant accounting literature, including Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 985, Software, and Topic 605, Revenue Recognition. As a result, our quarterly revenues and operating results depend on many factors, including the type of license, the size, quantity and timing of orders received for our products during each quarter, the delivery of the related software or hardware and our expectations regarding collection. If a large number of orders or several large orders do not occur or are deferred or delayed, our revenues in a quarter could be substantially reduced. This risk is heightened by the significant investment and executive level decision-making typically involved in our customers’ decisions to license our products. Since a large portion of our operating expenses, including salaries and rent, is fixed and difficult to reduce or modify in a short time period, our business, financial condition or results of operations could be materially adversely affected if revenues do not meet our expectations.

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

•
We may finance future acquisitions by issuing common stock for some or all of the purchase price. This could dilute the ownership interests of our shareholders. We may also incur debt or be required to recognize expense related to intangible assets recorded in future acquisitions.

•
We may be competing with other firms, many of which have greater financial and other resources, to acquire attractive companies, making it more difficult to acquire suitable companies on acceptable terms.

•
We may not generate sufficient cash from operations and our growth could be limited unless we are able to obtain capital through additional debt or equity financings. These financings may not be available as required for acquisitions or other needs, and even if financing is available, it may not be on terms that are favorable to us or sufficient for our needs. In addition, if we complete an equity financing, the issuance of shares of our common stock would dilute your ownership interest in our company.

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

Our Inability to Successfully Manage our Increasingly Complex Supplier and Other Third-Party Relationships Could Adversely Affect Us

As the complexity of our product technology and our supplier and other third-party relationships have increased, the management of those relationships and the negotiation of contractual terms sufficient to protect our rights and limit our potential liabilities have become more complicated, and we expect this trend to continue in the future. In addition, because we offer a whole product solution, this has added complexity to our supplier relationships. We license from third parties technology that is embedded in our products. Some of these third parties that license technology to us are our competitors, or could become competitive with us in the future. Certain license agreements permit either party to terminate all or a portion of the license without cause at any time. Further, some of the license agreements provide that upon acquisition of us by certain other third parties, we would have to pay a significant fee to continue the license. As a result, our inability to successfully manage these relationships or negotiate sufficient contractual terms could have a material adverse effect on us.

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

We cannot assure you that we would be able to locate alternative technology or hardware sources in a timely manner, on terms favorable to us, or at all. Even if we and/or our distributors are successful in locating alternative sources of supply, alternative suppliers could increase prices significantly. In addition, alternative technology or hardware components may malfunction or interact with existing components in unexpected ways. The use of new suppliers and the modification of our products to function with new systems would require testing and may require further modifications, which may result in additional expense, diversion of management attention and other resources, inability to fulfill customer orders or delay in fulfillment, reduction in quality and reliability, customer dissatisfaction and other adverse effects on our reputation, business and operating results.

Existing and New Reseller Partners are Critical to Continued Growth

Our ability to achieve revenue growth in the future will depend in part on our success in maintaining productive relationships with our existing and future reseller partners and in recruiting and training additional reseller partners. We rely primarily on these partners to market and support our products and plan on continuing to rely heavily on such partners in the future. We continue to expand our partner and distribution networks and may be unable to attract additional partners with both voice and data expertise or appropriate partners that will be able to market our products effectively and that will be qualified to provide timely and cost-effective customer support and service. We generally do not have long-term or exclusive agreements with our partners, and the loss of specific larger partners or a significant number of partners could materially adversely affect our business, financial condition or results of operations. In addition, due to the current economic conditions, the risk of failure of a specific partner or a significant number of partners is increased, which failure could also materially adversely affect our business, financial condition or results of operations.

We Face Competitive Pressures, Which May Have a Material Adverse Effect on Us

The market for our software applications is highly competitive and, because there are relatively low barriers to entry in the software market, we expect competitive pressures to continue to be a risk to our ongoing success in the market. In addition, because our industry is evolving and characterized by rapid technological change, it is difficult for us to predict whether, when and by whom new competing technologies or new competitors may be introduced into our markets. Currently, our competition comes from several different market segments, including computer telephony platform developers, computer telephony applications software developers and telecommunications equipment vendors. Additionally, alternative deployment strategies, such as software as a service, are offered by certain companies. We cannot provide assurance that we will be able to compete effectively against current and future competitors in these segments, or in new segments with new types of competitors. In addition, increased competition or other competitive pressures may result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

If Our Customers Do Not Perceive Our Products or the Related Services Provided by Us or Our Partners to Be Effective or of High Quality, Our Brand and Name Recognition Will Suffer

We believe that establishing and maintaining brand and name recognition is critical for attracting, retaining and expanding customers in our target markets. We also believe that the importance of reputation and name recognition will increase as competition in our market increases. Promotion and enhancement of our name will depend on the effectiveness of our marketing and advertising efforts and on our success in providing high-quality products and related services, including installation, training and maintenance, neither of which can be assured. If our customers do not perceive our products or related services to be effective or of high quality, our brand and name recognition would suffer which could have a material adverse effect on our business, financial condition or results of operations.

Our Products Require Wide Area Networks, and We May be Unable to Sell Our Products Where Networks Do Not Perform Adequately

Our products also depend on the reliable performance of the wide area networks of businesses and organizations, including those that employ remote and mobile workers. If enterprise customers experience inadequate performance with their wide area networks, whether due to outages, component failures, or otherwise, our product performance would be adversely affected. As a result, when these types of problems occur with these networks, our enterprise customers may not be able to immediately identify the source of the problem, and may conclude that the problem is related to our products. This could harm our relationships with our current enterprise customers and make it more difficult to attract new enterprise customers, which could negatively affect our business.

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

Our software runs on a Windows 2000 or Windows 2003 server and for telephone call processing uses voice processing boards or third-party VoIP media processing software such as Intel HMP software.  Our server software also operates in a complex network environment with database servers, e-mail servers and other third party systems. Because of this complexity, our software may be more prone to performance interruptions for our customers than traditional hardware-based products. Performance interruptions at our customer sites, many of which currently do not have back-up systems, could affect demand for our products or give rise to claims against us.

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

Changes in Corporate Taxes or Adverse Outcomes Resulting from Examination of Our Income Tax Returns Could Adversely Affect Our Results

Our provision for income taxes could be adversely affected by changes in the valuation of our deferred tax assets and liabilities; by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by expiration of or lapses in the research and development tax credit laws; by transfer pricing adjustments including the post-acquisition integration of purchased intangible assets from certain acquisitions into our intercompany research and development cost sharing arrangement; by tax effects of nondeductible stock option expense; by tax costs related to intercompany realignments; or by changes in tax laws, regulations and accounting principles, including accounting for uncertain tax positions or interpretations thereof. If amounts included in tax returns are reduced or disallowed, it would reduce our carryforward losses and tax credits and the amount of expected future non-cash income tax expense used by management and investors. Judgment is required to determine the recognition and measurement attributes prescribed in FASB ASC Topic 740, Income Taxes (“FASB ASC 740”). In addition, FASB ASC 740 applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain tax jurisdictions is subject to reduced tax rates and in some cases is wholly exempt from tax. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities. We have also recorded state and local income tax incentives as a reduction of certain operating expenses and if those incentives were to be disallowed we may be required to record additional expense. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

We Depend on Key Personnel and Will Need to Retain and Recruit Skilled Personnel, for Which Competition Is Intense, to Conduct and Grow Our Business Effectively

Our success depends in large part on the continued service of our key personnel, particularly Dr. Donald E. Brown, our Chief Executive Officer and largest shareholder. The loss of the services of Dr. Brown or other key personnel could have a material adverse effect on our business, financial condition or results of operations. Our future success also depends on our ability to attract, train, assimilate and retain additional qualified personnel. Competition for persons with skills in the software industry is intense, particularly for those with relevant technical and/or sales experience. We cannot assure you that we will be able to retain our key employees or that we can attract, train, assimilate or retain other highly qualified personnel in the future.

Our International Operations Involve Financial and Operational Risks Which May Adversely Affect Our Business and Operating Results

Our international operations require significant management attention and financial resources to establish and operate, including hiring appropriate personnel and recruiting effective international partners. Non-North American revenues accounted for 27%, 27% and 25% of our total revenues for the years ended December 31, 2009, 2008 and 2007, respectively. We intend to continue to emphasize our international operations and we may enter additional international markets. Revenues from international operations may be inadequate to cover the expenses of those operations. Risks inherent in our international business activities may include the following:

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

Our international revenues are generally denominated in United States dollars with, principally, the exception of some European partners and customers. Our international expenses are generally denominated in local foreign currencies. Although foreign currency transaction gains and losses have been immaterial to date, fluctuations in exchange rates between the United States dollar and other currencies could have a material adverse effect on our business, financial condition or results of operations, and particularly on our operating margins and net income. To date, we have not sought to actively hedge the risks associated with fluctuations in exchange rates, but we may more actively undertake to do so in the future. Any hedging techniques we implement in the future may not be successful. Exchange rate fluctuations could also make our products more expensive than competitive products not subject to these fluctuations, which could adversely affect our revenues and profitability in international markets.

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

This risk may be heightened because our industry is continually evolving, characterized by rapid technological change, and is susceptible to the introduction of new competing technologies or competitors.

In addition, the stock market has experienced significant price and volume fluctuations in the recent past that have particularly affected the trading prices of equity securities of many technology companies, including us. These price and volume fluctuations often have been unrelated to the operating performance of the affected companies. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has sometimes been instituted against that company. This type of litigation, regardless of the outcome, could result in substantial costs and a diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition or results of operations.

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

We May Not Sustain Profitability

We have been profitable for the past six consecutive years. Prior to 2004, we historically incurred losses and may do so again in the future. At December 31, 2009, we had accumulated net losses since inception of $19.1 million. We intend to continue to make significant investments in our research and development, sales and marketing and services operations.

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

Malicious Human Actions and/or Catastrophic Events May Disrupt Our Operations and Harm Our Operating Results

Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our reputation and our business, operating results, and financial condition. In addition, the continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to the economies of the United States and other countries and create further uncertainties or otherwise materially harm our business, operating results, and financial condition. Likewise, events such as widespread blackouts could have similar negative impacts. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders or the manufacture or shipment of our products, our business, operating results and financial condition could be materially and adversely affected.

 A disruption or failure of our systems or operations in the event of a major earthquake, weather event, terrorist attack, or other catastrophic event could cause delays in completing sales, providing services or performing other mission-critical functions. A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could harm our ability to conduct normal business operations and our operating results.

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

Our world headquarters are located in approximately 200,000 square feet of space in two office buildings in Indianapolis, Indiana. We lease the space under an operating lease agreement and amendments which expire on March 31, 2018. In addition to our world headquarters, we occupy a product distribution center in Indianapolis, Indiana and three regional offices in the United States which are located in Herndon, Virginia, Irvine, California and Columbia, South Carolina. We also lease offices for each of our Canada, EMEA and APAC operations in Montreal, Quebec, Berkshire, United Kingdom and Kuala Lumpur, Malaysia, respectively, and have several other office leases throughout the United States and in 11 other countries. We also rent office space for sales, services, development and international offices under month-to-month leases. All of these leases are short-term operating leases. In accordance with FASB ASC Topic 840, Leases (“FASB ASC 840”), rental expense is recognized ratably over the lease period, including those leases containing escalation clauses.

We believe that all of our facilities, including our world headquarters, regional offices and international offices in EMEA and APAC, are adequate and well suited to accommodate our business operations. We continuously review space alternatives to ensure we have adequate room for growth in the future.

ITEM 3.	LEGAL PROCEEDINGS.

The information set forth under "Legal Proceedings" in Note 12 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4.	RESERVED.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on The NASDAQ Global Market under the ticker symbol ININ. The following table sets forth, for the quarterly periods indicated, the high and low common stock prices per share as reported by The NASDAQ Global Market:

	2009		2008
Quarter Ended:	High	Low	High	Low
March 31	$9.62	$5.82	$26.99	$11.00
June 30	13.85	8.80	13.71	10.88
September 30	20.50	12.26	12.37	6.60
December 31	24.00	15.60	9.48	5.51

As of February 26, 2010, there were 118 registered holders of record of our common stock.

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

Share Repurchase Program

        On July 28, 2008, our Board of Directors approved a share repurchase program, pursuant to which we could purchase shares of our common stock up to a maximum aggregate purchase price of $10.0 million. During the third and fourth quarters of 2008, we repurchased 1,204,454 shares of our common stock under this share repurchase program at an aggregate cost of $10.0 million. The Board has not authorized any additional amounts under the share repurchase program, and we did not repurchase any of our equity securities during 2009.

Performance Graph

The following graph compares the cumulative total return to shareholders of our common stock from December 31, 2004 through December 31, 2009 with the cumulative total return over such period of (i) the Standard & Poor’s 500 Stock Index (the S&P 500 Index) and (ii) the Research Data Group Software Composite Index (the RDG Software Composite Index). The graph assumes an investment of $100 on December 31, 2004 in each of our common stock, the S&P 500 Index and the RDG Software Composite Index (and the reinvestment of all dividends). The performance shown is not necessarily indicative of future performance. The comparisons shown in the graph below are based on historical data and we caution that the stock price performance shown is not indicative of, and is not intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from Research Data Group, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

Cumulative Total Return Years Ended December 31,

	2004	2005	2006	2007	2008	2009

Interactive Intelligence, Inc.	$100.00	$113.33	$498.22	$585.56	$142.44	$410.00
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
RDG Software Composite	100.00	98.74	113.28	131.87	78.34	119.34

The preceding Performance Graph and related information shall not be deemed “soliciting material,” or to be “filed” with the SEC, nor shall such information be incorporated by reference in any filing of Interactive Intelligence, Inc. under the Exchange Act or the Securities Act of 1933 whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

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

Consolidated Statements of Operations Data:
	Years Ended December 31,
	2009	2008	2007	2006	2005
Total revenues	$131,418	$121,406	$109,901	$83,044	$62,937
Gross profit	91,564	82,268	74,648	59,071	47,374
Operating income	14,441	6,948	8,106	5,007	2,389
Net income	8,640	4,338	17,456	10,248	2,108

Net income per share:
Basic	$0.51	$0.24	$1.00	$0.62	$0.13
Diluted	0.47	0.23	0.91	0.56	0.13

Consolidated Balance Sheet Data:
	As of December 31,
	2009	2008	2007	2006	2005
Cash and cash equivalents and short-term investments	$64,979	$45,510	$46,327	$27,086	$15,127
Net working capital	54,149	35,504	37,073	14,449	3,177
Total assets	132,668	105,183	103,438	66,775	38,398
Total shareholders’ equity	67,607	47,247	48,619	24,278	7,793

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We are a leading provider of software application suites for VoIP business communications and are increasingly leveraging our leadership position in the worldwide contact center market to offer our solutions to enterprises. Businesses and organizations, including those that employ remote and mobile workers, utilize our solutions in industries including, but not limited to, teleservices, financial services (banks, credit unions, accounts receivable management), insurance, higher education, healthcare, retail, technology, government and business services. Our innovative software products and services are designed for:

•	Multichannel contact management and business communications (voice and messaging) using the SIP global communications standard that supports VoIP;

•	BPA using a communications-based approach; and

•	Contact management, including document as well as workflow management.

With our single software platform, organizations can replace various traditional “multipoint” communications products. Our solutions incorporate a full-featured media server, media gateways, SIP proxy, and SIP station voice device for IP-based communications networks and infrastructures. Customers can deploy our solutions on-premises or in a CaaS model using a hosted data center.

Our solutions integrate with business systems and end-user devices, enhance the mobility of today’s remote workforce, scale to thousands of users, manage content in large volumes, provide communications and data security and satisfy a range of business communications and interaction management needs for:

•	The Contact Center

•	Enterprise IP Telephony

•	Business Process Automation

By implementing our all-in-one solutions, businesses are able to unify multichannel communications media (phone, fax, e-mail, web chat, content) and information, automate business processes, enhance workforce performance and productivity, improve customer service processes, and readily adapt to changing market and customer requirements. Contact centers can leverage our platform to support thousands of agents, including remote “Work-at-Home” agents, and handle inbound, outbound and “blended” inbound/outbound interactions, at one location or throughout multi-site contact center operations. Our enterprise IP telephony solutions provide call control and messaging for mid- and large-sized business enterprises with 100 to several hundred thousand users, with the ability to scale user counts up or down as needed. Enterprises, contact centers, and other organizations can utilize our BPA solutions to automate processes using an approach that incorporates communications functionality such as routing, quality monitoring, and the ability to indicate employee availability.

Our management monitors certain key measures to assess our financial results. In particular, we track trends on product orders, contracted professional services, and CaaS orders from quarter to quarter and in comparison to the prior year and budget. Because salaries are our largest expense, we monitor staffing levels. As noted below, macroeconomic conditions have materially affected the orders we received in certain of our recent quarters. We review leading market indicators to look for trends in economic conditions. In addition to orders and revenues, management reviews costs of revenue and operating expenses to ensure we are managing new expenditures and controlling costs. Finally, management monitors diluted earnings per share, which is a key measure of performance that is also used by analysts and investors. For additional discussions regarding trends for 2009 and our expectations for 2010, see the “Financial Highlights” on page 32.

Business Strategy

In the coming year, we intend to continue building our brand awareness to increase our penetration in the contact center and IP PBX markets. During 2010, we will begin licensing our IPA product for business process automation and aim to become more established in the market for content management, with our initial focus on the insurance industry. We also plan to emphasize our new packaged approach to professional services, market these services and enhanced product functionality to existing customers, and focus on growing our CaaS offering as a viable option that allows an organization to pay for a communications solution on a monthly subscription basis. Our strategy for achieving this overall mission includes multiple objectives, described as follows:

1.	Market more effectively to our existing customers and go up-market in the contact center market;

2.	Offer our IPA application as a CBPA solution;

3.	Enhance our BPA offering with content management, with a focus on the insurance vertical;

4.	Promote our packaged services offerings;

5.	Rapidly grow our CaaS customer base;

6.	Continue our innovation and enhance our core product offerings;

7.	Expand in our market for enterprise IP telephony;

8.	Leverage our relationships with multi-national partners to open new selling opportunities;

9.	Develop effective relationships with companies in specific vertical industries; and

10.	Increase awareness of our all-in-one solution and launch aggressive replacement programs.

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

Sources of Revenues and Revenue Recognition Policy

We generate product revenues from licensing the right to use our software applications and in certain instances selling hardware as a component of our solution, and generate services revenues primarily from annual support fees, annual renewal fees, professional services, educational services and our CaaS offering. These revenues are generated by direct sales with customers and by indirect sales through a partner channel.

Product revenues

Our license agreements are either perpetual or annually renewable.  For any revenues to be recognized from a license agreement, the following criteria must be met:

•	Persuasive evidence of an arrangement exists;

•	The fee is fixed or determinable;

•	Collection is probable; and

•	Delivery has occurred.

For a perpetual license agreement, upon meeting the revenue recognition criteria above, we immediately recognize as product revenues the residual amount of the total fees if sufficient vendor specific objective evidence of fair value (“VSOE”) exists to support allocating a portion of the total fee to the undelivered elements of the arrangement. If sufficient VSOE of fair value for the undelivered elements does not exist, we recognize the initial license fee as product revenues ratably over the initial term of the support agreement once support is the only undelivered element. The support period is generally 12 months but may be up to 18 months for initial orders because support begins when the licenses are downloaded, when support commences, or no more than six months following the contract date. We determine VSOE of fair value for support in perpetual agreements based on substantive renewal rates the customer must pay to renew the support. The VSOE of fair value for other services is based on amounts charged when the services are sold in stand-alone sales.

For an annually renewable license agreement, upon meeting the revenue recognition criteria above, we recognize a majority of the initial license fee as product revenues ratably over the initial license period, which is generally 12 months, and the remainder of the initial license fee is recognized as services revenues over the same time period.

We recognize revenues related to any hardware sales when the hardware is delivered and all other revenue recognition criteria are met.

Services revenues

Services revenues are primarily recognized for support fees for perpetual license agreements and renewal fees and support related to annually renewable license agreements. For annually renewable agreements, the allocation of the order between product revenues and services revenues is based on an average renewal rate for our time based contracts. We apply the allocation of product revenues and services revenues consistently to all annually renewable agreements. Under annually renewable license agreements, after the initial license period, our customers may renew their license agreement for an additional period, typically 12 months, by paying a renewal fee. The revenue from annual renewal fees is classified under services revenue and the revenue is recognized ratably over the contract period. Under perpetual license agreements, we recognize annual support fees as services revenues ratably over the post-contract support period, which is typically 12 months; however, customers have the option to prepay support up to three years.

We also generate revenues from other services that we provide to our customers and partners. These additional revenues include fees for professional services, educational services and CaaS. Revenues from professional services, which include implementing our products for a customer or partner, educational services, which consist of training courses for customers and partners, and CaaS, which allows customers to deploy our solutions using a hosted data center, are recognized as the related services are performed.

Goodwill and Other Intangible Assets

We have recorded goodwill and other intangible assets as a result of acquisitions (discussed in further detail in Note 13 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K) in accordance with FASB ASC Topic 350, Intangibles - Goodwill and Other. We review our goodwill and intangible assets with indefinite lives for impairment at least annually. Identifiable intangible assets such as intellectual property trademarks and patents are amortized over a 10 to 15 year period using the straight-line method. In addition, other intangible assets, such as customer relationships and core technology, are amortized over a five to six year period based upon historical patterns in which the economic benefits are expected to be realized. We have one reporting segment and therefore our impairment review of goodwill involves reviewing the impairment of the Company as a whole. Because of this, we believe the risk of impairment to our goodwill is minimal. The guidance requires us to perform the goodwill impairment test annually or when a change in facts and circumstances indicates that the fair value of an asset may be below its carrying amount. We performed our annual goodwill impairment test as of September 30, 2009 and determined no indication of impairment existed. As there were no changes in facts and circumstances that indicated that the fair value of the reporting unit may have been below its carrying amount since September 30, 2009, no additional impairment test was performed during the fourth quarter of 2009.

Stock-Based Compensation Expense

We account for our employee and director stock options in accordance with FASB ASC 718, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, based on fair values. Consistent with FASB ASC 718, we continue to use the Black-Scholes option-pricing model as our method of valuation for share-based payment awards. Our determination of fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards and an expected risk-free rate of return. If factors change and we use different assumptions for estimating stock-based compensation expense associated with awards granted in future periods, stock-based compensation expense may differ materially in the future from that recorded in the current period.

We record compensation expense for share-based awards using the straight-line method, which is recorded into earnings over the vesting period of the award. Stock-based compensation expense for employee and director stock options recognized under FASB ASC 718 for the years ended December 31, 2009, 2008 and 2007 was $3.3 million, $3.0 million and $3.1 million, respectively. See Note 5 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information on our stock-based compensation.

Income and Sales Taxes

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

FASB ASC 740 establishes financial accounting and reporting standards for the effect of income taxes. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations or cash flows.

In assessing the recoverability of deferred tax assets, our management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which temporary differences such as loss carryforwards and tax credits become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment and ensuring that the deferred tax asset valuation allowance is adjusted as appropriate.

As of December 31, 2009, we had $11.5 million of tax net operating loss carryforwards which had not been recognized or recorded. In addition, we had $6.1 million in tax credit carryforwards recorded as deferred tax assets. During the years ended December 31, 2009 and 2008, we recorded tax expense of $6.4 million and $3.5 million, respectively, and during the year ended December 31, 2007, we recorded a tax benefit of $7.8 million. There was no valuation allowance at December 31, 2009 because management considers it more likely than not that the deferred tax assets will be realized. We will continue to evaluate the valuation of deferred tax assets in accordance with the requirements of FASB ASC 740. See Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information on our income taxes.

Sales tax amounts collected from customers is recorded on a net basis.

Allowance for Doubtful Accounts Receivable

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We evaluate bad debt expense based on a percentage of revenue reported and other measures each period. We then review the allowance for doubtful accounts each reporting period based on a detailed analysis of our accounts receivable. In the analysis, we primarily consider the following attributes of the partner or customer: the age of the receivable; their creditworthiness; the economic conditions of their industry; and general economic conditions. If any of these factors change, we may also change our original estimates, which could impact the level of our future allowance for doubtful accounts. We have considered the impact of the current economic conditions as part of our overall determination of allowance for doubtful accounts.

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

Research and Development

Research and development expenditures are expensed as incurred. FASB ASC 985 requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on our product development process, technological feasibility is established upon completion of a working model. The costs we incur between completion of a working model and the point at which a product is ready for general release have historically been insignificant. Through December 31, 2009, all research and development costs have been expensed. Research and development expense for 2009, 2008 and 2007 was $24.1 million, $21.5 million and $17.0 million, respectively.

Legal Proceedings

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Financial Highlights

For the year ended December 31, 2009, we achieved 8% revenue growth from 2008, almost doubled our net income, and increased our cash balance by approximately $20 million. Factors affecting our revenue performance in any particular year include macroeconomic conditions, customer budget constraints, the availability of personnel to implement our solutions, and willingness of customers to implement critical telecommunications systems. Revenues in any particular period can greatly fluctuate from other periods.

The following table sets forth information about our total revenues (in millions) and the annual growth percentage over the previous year for the past five years (including the impact of the reclassifications and adjustments discussed in Note 2 of Notes to Consolidated Financial Statements).

Year:	Revenues	% Growth
2009	$131.4	8%
2008	121.4	10
2007	109.9	32
2006	83.0	32
2005	62.9	14

We believe that the slower growth rates in 2008 and 2009 were primarily due to the instabilities of the economy worldwide, which has resulted in longer sales cycles for both new and existing customers. Prospective customers have been more hesitant to commit to new capital purchases and some existing customers have delayed purchases of additional software and hardware as they maintain or reduce staffing levels. When the economy started to stabilize during the third and fourth quarters of 2009, we began to see improved sales cycles and believe this trend will continue into 2010.

During the fourth quarter of 2009, we received one order from our partner channel which is expected to generate more than $7.0 million in product and services revenues in 2009 and 2010. We recognized $2.3 million in product revenues and $128,000 in services revenues during the fourth quarter of 2009 related to this order and anticipate recognizing the remainder of the product revenues during the first two quarters of 2010 and the majority of the service revenues in 2010.

Product revenues increased during 2009 primarily due to a 4% increase in the dollar amount of product orders received compared to 2008. This increase was primarily due to an increase in orders from existing customers. In addition, in 2009 we received seven product orders that were greater than $1.0 million compared to four orders over $1.0 million in 2008. Finally, perpetual license orders, which typically have a significant portion of the revenue recognized immediately, increased to 86% of license orders in 2009 compared to 84% of license orders in 2008.

Services revenues increased by $7.2 million during 2009 compared to 2008, primarily due to increased maintenance and support fees from our expanding customer base and higher revenues from our CaaS related services. Revenues from CaaS orders are recognized ratably over the life of these contracts, which are typically three to four years. During the third quarter of 2009, we received orders for future CaaS services revenues of at least $3.6 million, with two of the orders over $1.0 million each. These orders represent a significant increase in CaaS contract amounts compared to those we received in previous periods. Although some costs related to CaaS are fixed, others are variable based on usage and call volume. As a result, we expect our services expenses to increase as the revenues from these orders are recognized over the next three to four years.

Cost of products increased by $2.0 million during 2009 compared to 2008 primarily as a result of an increase of $1.7 million in cost of goods sold as more customers included more hardware and appliances in their orders. Cost of services decreased by $1.3 million during 2009 compared to 2008 primarily due to a decrease in compensation and travel expenses, partially offset by an increase in CaaS related expenses.

Total operating expenses, which include sales and marketing, research and development and general and administrative expenses, increased by $1.8 million, or 2%, during 2009 compared to 2008. Compensation expense increased $3.0 million during 2009 primarily due to increased incentive compensation expense as operating performance improved year-over-year.  Allocable corporate expenses, including rent and internal depreciation, also increased in 2009 reflecting a full year’s worth of rent and depreciation expense related to office and building expansions that were completed in 2008. Partially offsetting these increases were decreases in travel and entertainment expenses and fees paid to third parties for customer referrals. In addition, during the fourth quarter of 2008 we reached a settlement with the French Taxing Authority related to a value added tax (“VAT”) claim in which we were refunded $577,000 and applied this amount as a reduction to 2008 operating expenses, split among each department, as that is where the expense was initially accrued.

On May 15, 2009, we entered into a stock purchase agreement with AcroSoft, a provider of insurance content management solutions, pursuant to which we purchased 100% of AcroSoft’s issued and outstanding shares of capital stock for an aggregate purchase price of $2.2 million funded with cash available from operations. Ten percent of the purchase price, or $240,000, was deposited into an escrow account to ensure funds were available to pay any indemnification claims. We acquired AcroSoft to integrate their document management and workflow functionality into our Interaction Center Platform, including our IPA application.  Over time, we also anticipate extending the integrated solution to other document-intensive industry vertical and horizontal processes. AcroSoft's results of operations were included in our consolidated financial statements subsequent to the acquisition.

As of December 31, 2009, we had approximately $11.5 million in stock-based compensation deductions, which had not been recorded or recognized, available to offset taxable income and $5.9 million of various tax credit carryforwards. In addition, we had a deferred tax asset of $121,000 available to offset future taxable income related to a subsidiary. During 2010, we expect taxes paid in cash to increase by approximately $100,000 to $200,000 each quarter as a result of various states where we have utilized all of our tax loss carryforwards and certain states which have enacted new revenue enhancing programs.

In 2010 we believe that our year-over-year revenues will increase by approximately 10%, which should also improve our net income. We expect an increase in operating expenses as we continue to invest in research and development, expand our marketing efforts, and hire additional staff in various departments.

Historical Results of Operations

The following table sets forth, for the periods indicated, our consolidated financial information expressed as a percentage of total revenues:

	Years Ended December 31,
	2009	2008	2007
Revenues:
Product	48%	50%	52%
Services	52	50	48
Total revenues	100	100	100
Cost of revenues:
Product	13	13	13
Services	17	19	19
Total cost of revenues	30	32	32
Gross profit	70	68	68
Operating expenses:
Sales and marketing	30	32	33
Research and development	18	18	16
General and administrative	11	12	12
Total operating expenses	59	62	61
Operating income	11	6	7
Other income:
Interest income, net	--	1	2
Other expense	--	--	--
Total other income	--	1	2
Income before income taxes	11	7	9
Income tax benefit (expense)	(4)	(3)	7
Net income	7%	4%	16%

Comparison of Years Ended December 31, 2009, 2008 and 2007

Revenues

Primary Sources of Revenues

We generate revenues from: (i) product revenues, which include licensing the right to use our software applications and, in certain instances, selling hardware as a component of our solutions; and (ii) services revenues, which include annual support fees, annual renewal fees, professional services fees, educational services fees and our CaaS offering. Services revenues are primarily recognized for renewal fees and support related to annually renewable license agreements and support fees for perpetual license agreements. These revenues are generated by direct sales to customers and by indirect sales through our partner channel.

Product Revenues	Years Ended December 31,
	2009	2008	2007
	($ in thousands)
Product revenues	$63,099	$60,256	$57,673
Change from prior year period	5%	4%	34%
Percentage of total revenues	48%	50%	52%

Not all software and hardware product orders are recognized as revenues when they are received because of certain contractual terms or the collection history with particular customers or partners. Consequently, product revenues for any particular period not only reflect orders received in the current period but also orders received in previous periods and recognized in the current period. In addition, product orders include first year support, which is deferred and recognized over the support period.

Product revenues increased by $2.8 million during 2009 compared to 2008 primarily due to a 6% increase in the dollar amount of orders received from existing customers, mainly in North America and Europe. The dollar amount of orders from new customers in 2009 was comparable to 2008. In 2009 we received seven orders that were greater than $1.0 million, with three of these orders from existing customers, compared to four in 2008, with one of these orders from existing customers. We believe the increases in the number and dollar amount of orders received were due to the economy beginning to stabilize during the second half of 2009 and customers making purchasing decisions they had previously delayed. We believe these increases reflect our developing abilities to sell to larger customers with the increased scalability of our products. Finally, perpetual license orders, which typically have a significant portion of the revenue recognized immediately, were 86% of total product orders in 2009 compared to 84% in 2008.

During the fourth quarter of 2009 we received one order from our partner channel which is expected to generate product revenues greater than $5.0 million in 2009 and 2010. We recognized $2.3 million in product revenues during the fourth quarter of 2009 and anticipate recognizing $1.5 million and $1.3 million during the first and second quarters of 2010, respectively. We anticipate higher cost of sales related to this order in the first quarter of 2010.

In 2008, the dollar amount of product orders increased by 5% from 2007. The dollar amount of orders from new customers increased 24%, which we believe resulted from the demonstrated return on investment and improvement in operations that results from implementing our solutions. The dollar amount of orders from our existing customers, however, decreased by 6%. As the economy began to weaken during the second half of 2008, customers delayed making capital purchases and more closely monitored expenses. We also experienced an increase of 50% in the dollar amount of orders for our media server and gateway appliances along with other hardware we deliver as part of our solutions, which contributed to an increase in product cost. The increase in the dollar amount of third-party hardware orders was primarily due to increased marketing efforts that we made during 2008 to encourage customers to purchase hardware from us rather than from other vendors.

Product revenues can fluctuate from period to period depending on the mix of contracts sold between perpetual licenses and annually renewable licenses. While the majority of our product licenses are perpetual, we have certain customers, whose original license contracts were signed prior to 2004, with renewable term licenses, representing 14%, 16% and 20% of total product orders in 2009, 2008 and 2007, respectively. Generally, orders for perpetual licenses result in a significant portion of the contract value being recognized when received if recognition criteria are satisfied, while renewable term licenses are recognized ratably over the term of the agreement, generally one year. The impact of the mix of contracts on our product revenues occurs only in the year of a product order; subsequent renewal fees received for annually renewable licenses and renewal support fees for perpetual contracts are all allocated entirely to services revenues.

Our geographic mix of licenses has been relatively constant over 2009, 2008 and 2007, with the Americas contributing 71% to 74%, EMEA contributing 21% to 22%, and APAC contributing 5% to 8% of the total contracts in any one year.

Services Revenues	Years Ended December 31,
	2009	2008	2007
	($ in thousands)
Services revenues	$68,319	$61,150	$52,228
Change from prior year period	12%	17%	30%
Percentage of total revenues	52%	50%	48%

Services revenues include the portion of license arrangements allocated to maintenance and support from annually renewable and perpetual contracts, renewals of annually renewable licenses and maintenance contracts, and revenues from professional services, CaaS and education. Revenues related to our renewal and support fees represented approximately 77%, 77% and 76% of our total services revenues for 2009, 2008 and 2007, respectively.

Services revenues increased by $7.2 million during 2009 compared to 2008 primarily due to increased maintenance and support fees of $5.4 million resulting primarily from continued growth in our installed base of customers. The increase in services revenues was also due to growth in CaaS revenues of $1.2 million, or 59%, during 2009. During the third quarter of 2009, we received four large orders for our CaaS solutions for at least $3.6 million in future revenues in which the majority will be recognized over the next three to four years. We recognized $115,000 related to these contracts in 2009. We believe our CaaS services revenues will continue to grow as more customers utilize hosted delivery of software for their information technology needs instead of licensing software and purchasing hardware and hiring additional technical employees.

During the fourth quarter of 2009, we received one order from our partner channel which is expected to generate more than $2.6 million of services revenues and will be recognized over seven quarters. We recognized $128,000 in services revenues during the fourth quarter of 2009 related to this order and anticipate recognizing $2.0 million during 2010 and $527,000 during 2011.

The increase in services revenues in 2008 of $8.9 million compared to 2007 was primarily due to increases in our growing installed base of customers and increases in related payments of annually renewable license fees and support fees for perpetual licenses. Education and CaaS revenues increased by $404,000 and $900,000, respectively. The increase in education revenues was due to a larger number of partners and customers attending our global training sessions. CaaS revenues increased because more customers opted to purchase a hosted solution.

Support and license renewal rates were approximately 90% during each of the last three years. Renewal rates for license and support fees have not materially changed in 2009.

Services revenues have and will fluctuate based on dollar amount of orders and license renewals, the number of attendees at our educational classes, the amount of assistance our customers and partners need for implementation and installation and CaaS adoption. The actual percentage fee charged for renewal of annually renewable licenses and perpetual support agreements as compared to the initial annually renewable license fee and perpetual license, respectively, is comparable on a relative percentage basis, and therefore, the mix of these types of contracts in the future is not expected to impact our future services revenues. We believe services revenues will continue to grow as we continue to license our solutions to new customers and expand existing customer implementations.

Cost of Revenues	Years Ended December 31,
	2009	2008	2007
	($ in thousands)
Cost of revenues:
Product	$17,452	$15,446	$14,159
Services	22,402	23,692	21,094
Total cost of revenues	$39,854	$39,138	$35,253
Change from prior year period	2%	11%	47%
Product cost as a % of product gross revenues	28%	26%	25%
Services cost as a % of services gross revenues	33%	39%	40%

Cost of product consist of hardware costs (including media servers and Interaction Gateway appliances that we develop, as well as servers, telephone handsets and gateways that we purchase and resell), royalties for third-party software and other technologies included in our solutions, personnel costs, product distribution facility costs and software packaging costs (including product media and documentation duplication).  Cost of product can fluctuate depending on which software applications are licensed to our customers and partners, the third-party software that is licensed by the end-user from us as part of our software applications and the dollar amount of orders for hardware and appliances.

Cost of product increased $2.0 million in 2009 from 2008 primarily because more customers purchased hardware from us when implementing our solutions.

The $1.3 million increase in these costs in 2008 compared to 2007 was primarily due to higher sales of our enterprise solution, which includes a hardware component, as well as an increase in sales of our Interaction Gateway and media servers.

Cost of services consist primarily of compensation expenses for technical support, professional services and educational personnel as well as costs associated with our CaaS offering. Cost of services decreased by $1.3 million in 2009 from 2008 primarily due to lower compensation expenses of $1.2 million and travel-related expenses of $763,000, both the result of a reduction in services staff during the first three quarters of 2009. Partially offsetting these decreases was an increase of $606,000 in CaaS expenses primarily related to data center and associated hosting costs. We believe CaaS expenses will continue to increase as our CaaS business grows.

Cost of services increased in 2008 from 2007 primarily due to a $1.9 million increase in compensation expense for our services personnel as a result of an increase in staffing.

Gross Profit	Years Ended December 31,
	2009	2008	2007
	($ in thousands)
Gross profit	$91,564	$82,268	$74,648
Change from prior year period	11%	10%	26%
Percentage of total revenues	70%	68%	68%

Gross profit as a percentage of total revenues in any particular period reflects the amount of product and services revenues recognized and cost of product and services incurred.

Gross profit increased during 2009 compared to 2008 primarily due to an increase in product and services revenues and minimal increases in the cost of product and services.

The overall increase in gross profit from 2007 to 2008 was the result of an increase in our services margin in 2008 due to an increase in license renewal and support revenues.

Operating Expenses

Sales and Marketing	Years Ended December 31,
	2009	2008	2007
	($ in thousands)
Sales and marketing expenses	$39,141	$39,307	$36,331
Change from prior year period	0%	8%	23%
Percentage of total revenues	30%	32%	33%
Percentage of net product revenues	86%	88%	83%

Sales and marketing expenses primarily include compensation, travel, and promotional costs related to our sales, marketing and channel management operations. These expenses decreased slightly during 2009 compared to 2008 due to decreases in travel and entertainment expenses of $636,000, fees paid to third parties for customer referrals of $233,000, and outsourced services of $223,000 as we focused on cost management in 2009. Partially offsetting these decreases were increases in commissions and incentives of approximately $1.0 million resulting from increased sales and related revenues. We expect marketing costs to increase in 2010 as we increase our marketing efforts.

Sales and marketing compensation expense increased $1.6 million in 2008 from 2007 primarily due to an increase in staffing. Corporate marketing expenses increased $443,000 due to increases in advertising, public relations and marketing related events from efforts to continue to increase our brand awareness and distribution. Allocated rent expense and depreciation increased by $203,000 and $236,000, respectively, due to staff additions in the sales and marketing departments. These increases were partially offset by $151,000 of the VAT refund allocated to sales and marketing.

Research and Development	Years Ended December 31,
	2009	2008	2007
	($ in thousands)
Research and development expenses	$24,103	$21,539	$17,040
Change from prior year period	12%	26%	25%
Percentage of total revenues	18%	18%	16%

Research and development expenses are comprised primarily of compensation and depreciation expenses. These expenses increased by $2.6 million during 2009 compared to 2008 primarily due to an increase in compensation expense of $1.8 million and  a 16% increase in staff resulting from the AcroSoft acquisition in the second quarter of 2009 and other hires. In addition, corporate expenses allocated to research and development increased $721,000 primarily due to an increase in rental rates and a new office in Canada. Depreciation costs increased primarily due to the expansion of our world headquarters.

 In 2008 research and development compensation expense increased $3.5 million from 2007 due to an increase in staffing. Allocated rent and depreciation expense also increased by $524,000 and $330,000, respectively, due to these staff additions.

We believe that investment in research and development is critical to our future growth, particularly because our competitive position in the marketplace is directly related to the timely development of new and enhanced solutions that are essential to our business. As a result, we expect research and development expenses will continue to increase in future periods.

General and Administrative	Years Ended December 31,
	2009	2008	2007
	($ in thousands)
General and administrative expenses	$13,879	$14,474	$13,171
Change from prior year period	(4)%	10%	20%
Percentage of total revenues	11%	12%	12%

General and administrative expenses include salary and incentive compensation expense as well as general corporate expenses that are not allocable to other departments, such as legal and other professional fees and bad debt expense.

General and administrative expenses decreased by $595,000 during 2009 compared to 2008. This decrease was due to reductions in salary expense of $655,000 resulting from staff reductions, fees paid to third parties for customer referrals of $262,000, bad debt expense of $217,000 and travel and entertainment expense of $170,000. Partially offsetting these decreases was an increase in incentive expense of $800,000 resulting from the increased operating profit during the year.

General and administrative compensation related expense increased $595,000 in 2008 from 2007 primarily due to staff additions, as well as increases in non-allocable office expense and supplies of $241,000 and professional services related to accounting, legal and tax fees of $169,000. We also recognized an increase in foreign exchange translation losses of $110,000 in 2008 compared to 2007. These increases were partially offset by $147,000 of the VAT refund allocated to general and administration expense.

Other Income (Expense)

Interest Income, Net

	Years Ended December 31,
	2009	2008	2007
	($ in thousands)
Cash, cash equivalents and short-term investments (average)	$55,245	$45,919	$36,707
Interest income, gross	281	1,288	1,729
Return on investments	1.0%	3.0%	5.0%

Interest income, net, primarily consists of interest earned from investments and interest-bearing cash accounts. Interest expense and fees, which are not material for any years reported, are also included in this category.

Interest earned on investments decreased in 2009 compared to 2008, and in 2008 compared to 2007, as a result of lower interest rates from decreasing interest yields on investments. In response to the financial crisis that began in 2008 and continued in 2009, we transferred the majority of our liquid investments into money market funds that are secured by low risk government securities.

We continue to monitor the allocation of funds in which we have invested to maximize our return on investment while utilizing safe investment alternatives within our established investment policy. We do not have any investments in subprime assets.

Other Income (Expense), Net	Years Ended December 31,
	2009	2008	2007
	($ in thousands)
Other income (expense), net	$298	$(435)	$(208)

Other income (expense), net, includes foreign currency transaction gains and losses. Foreign currency transaction gains and losses can fluctuate based on the amount of revenue that is generated in certain international currencies (particularly the Euro), the exchange gain or loss that results from foreign currency disbursements and receipts, and the cash balances and exchange rates at the end of a reporting period. In 2007, other income (expense) included foreign withholding expenses. In 2008 and 2009, we determined that we had sufficient and appropriate foreign source income to record our foreign withholdings as a tax credit instead of a deduction to taxable income.

Other income in 2009 included $310,000 related to foreign currency gains, and the expense in 2008 included $399,000 related to foreign currency losses, both with immaterial foreign tax withholdings. The expense in 2007 consisted of $26,000 of gains related to realized foreign currency transactions and $233,000 of foreign tax withholdings.

Income Tax Benefit (Expense)	Years Ended December 31,
	2009	2008	2007
	($ in thousands)
Income tax benefit (expense)	$(6,380)	$(3,464)	$7,837

As of December 31, 2009, we had approximately $11.5 million in stock-based compensation deductions available to offset taxable income which had not been recorded as an asset but will be recognized when realized as a reduction of taxes payable. The tax benefit of these deductions will be primarily recorded as a credit to additional paid-in capital.  We also had $5.9 million of various tax credit carryforwards and a deferred tax asset of $121,000 available to offset future taxable income related to a subsidiary. There was no valuation allowance at December 31, 2009, 2008 or 2007. We recorded income tax expense of $6.4 million in 2009; however, due to the tax net operating loss carryforwards, the tax credit carryforwards and stock option compensation deductions, cash payments for income taxes were minimal, and we do not expect to have a substantial cash payment of income taxes until 2011.

For the year ended December 31, 2009, $548,000 of the income tax expense was expected to result in cash payments and the remaining amount was offset by the utilization of our net operating losses. We have significant remaining credits and losses to offset taxable income and taxes payable as described in Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. Our effective tax rate was 43% for the year ended December 31, 2009. The tax rate is determined by considering the federal tax rate, rates in various states and international jurisdictions in which we have operations, and a portion of the amount of stock-based compensation that is not deductible for income tax purposes.

During 2010, we expect taxes paid in cash to increase by approximately $100,000 to $200,000 each quarter as a result of various states where we have utilized all of our tax loss carryforwards and certain states which have enacted new revenue enhancing programs.

Liquidity and Capital Resources

We generate cash from the collections related to licensing our products as well as from selling hardware, renewals of annual licenses and maintenance and support agreements, and the delivery of other services.  In 2009 we also received $2.2 million in cash from employees exercising stock options. We use cash primarily for paying our employees (including salaries, commissions and benefits), leasing office space, paying travel expenses, marketing activities, paying vendors for hardware, other services and supplies, and purchasing property and equipment. During the last six months of 2008, we repurchased $10.0 million of our common stock, and during the second quarter of 2009, we acquired AcroSoft for $2.2 million in cash. We continue to be debt free.

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

	December 31,
	2009	2008
	($ in thousands)
Cash and cash equivalents	$48,497	$34,705
Short-term investments	16,482	10,805
Total liquidity	$64,979	$45,510

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

The following table shows cash flows from operating activities, investing activities and financing activities for the stated periods:

	Years Ended December 31,
	2009	2008	2007
	($ in thousands)
Beginning cash and cash equivalents	$34,705	$29,359	$13,531
Cash provided by operating activities	15,083	15,180	20,154
Cash used in investing activities	(9,676)	(1,162)	(8,085)
Cash provided by (used in) financing activities	8,385	(8,672)	3,759
Ending cash and cash equivalents	$48,497	$34,705	$29,359

Cash provided by operating activities during all three years was generated primarily by our profitability net of ordinary fluctuations in our operating assets and liabilities. The cash used in investing activities increased during 2009 compared to 2008 due to the transferring of the majority of our liquid investments into money market funds during 2009 in response to the financial crisis. During 2008 and 2007 the cash used in investing activities related primarily to property, plant and equipment purchases due to office expansions and purchases of available-for-sale investments, partially offset by sales of available-for-sale investments. Cash provided by financing activities increased in 2009 primarily due to an increase in proceeds from stock options exercised and tax benefits from stock-based compensation as well as no repurchases of our common stock in 2009 compared to stock repurchases totaling $10.0 million in 2008. During 2007, the cash provided by financing activities was mainly due to proceeds from stock options that were exercised during the year.

Contractual Obligations

        The following amounts set forth in the table are as of December 31, 2009 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Operating lease obligations	$38,381	$5,257	$9,277	$9,085	$14,762
Purchase obligations	9,277	2,161	7,116	--	--
Other obligations reflected on the consolidated balance sheet under GAAP	910	--	--	910	--
Total	$48,568	$7,418	$16,393	$9,995	$14,762

As set forth in the Contractual Obligations table, we have operating lease obligations and purchase obligations that are not recorded in our consolidated financial statements. The operating lease obligations represent future payments on leases classified as operating leases and disclosed pursuant to FASB ASC 840. These obligations include the amended operating lease of our world headquarters and the leases of several other buildings for our offices in the United States and eight other countries.  See Note 7 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion on our lease commitments.

In addition, we have signed obligations for activities after December 31, 2009, such as the global user forum and partner conferences, which are included in our purchase obligations. Finally, other obligations include amounts regarding our tax liabilities and uncertain tax positions related to FASB ASC 740. See Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion on our uncertain tax positions.

        In addition to the amounts set forth in the table above, we have contractual obligations with certain third-party technology companies to pay royalties to them based upon future licensing of their products and patented technologies.  We also have a purchase obligation with a third party in which the known payments due are currently classified above in the one to three year category. However, after three years the payments due will be based on a percentage of our revenues, and are therefore unknown. We cannot estimate what these future amounts will be; however, we expect them to increase as our revenues continue to grow.

Off-Balance Sheet Arrangements

Except as set forth above in the Contractual Obligations table, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as of December 31, 2009.

        We provide indemnifications of varying scope and amount to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. Our direct software license agreements, in accordance with FASB ASC Topic 460, Guarantees, include certain provisions for indemnifying customers, in material compliance with their license agreement, against liabilities if our software products infringe upon a third party's intellectual property rights, over the life of the agreement. There is no maximum potential amount of future payments set under the guarantee. However, we may at any time and at our option and expense:  (i) procure the right of the customer to continue to use our software that may infringe a third party’s rights; (ii) modify our software so as to avoid infringement; or (iii) require the customer to return our software and refund the customer the fee actually paid by the customer for our software less depreciation based on a five-year straight-line depreciation schedule. The customer’s failure to provide timely notice or reasonable assistance will relieve us of our obligations under this indemnification to the extent that we have been actually and materially prejudiced by such failure. To date, we have not incurred, nor do we expect to incur, any material related costs and, therefore, have not reserved for such liabilities.

Our software license agreements also include a warranty that our software products will substantially conform to our software user documentation for a period of one year, provided the customer is in material compliance with the software license agreement. To date, we have not incurred any material costs associated with these product warranties, and as such, we have not reserved for any such warranty liabilities in our operating results.

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

Foreign Currency Exchange Rates

We transact business in certain foreign currencies including the British pound and the Euro. However, as a majority of the orders we receive are denominated in United States dollars, a strengthening of the dollar could make our products more expensive and less competitive in foreign markets. We have not historically used foreign currency options or forward contracts to hedge our currency exposures because of variability in the timing of cash flows associated with our larger contracts. We did not have any such hedge instruments in place at December 31, 2009. Rather, we attempt to mitigate our foreign currency risk by generally transacting business and paying salaries in the functional currency of each of the major countries in which we do business, thus creating natural hedges. Additionally, as our business matures in foreign markets, we may offer our products and services in certain other local currencies. If this were to occur, foreign currency fluctuations would have a greater impact on us and may have an adverse effect on our results of operations. Historically, our gains or losses on foreign currency exchange transactions have been immaterial to our consolidated financial statements. For the year ended December 31, 2009, approximately 18% of our revenues and 13% of our expenses were denominated in a foreign currency, resulting in a gain of $298,000 from foreign currency exchange transactions.

As of December 31, 2009 and December 31, 2008, we had accounts with Euro balances of approximately $14.6 million and $1.1 million, respectively, British pound balances of $289,000 and $450,000, respectively, and balances of seven other foreign currencies totaling $371,000 and $161,000, respectively. For 2010, we plan to hold minimal Euro and British pound balances in order to mitigate foreign currency risk.

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

We have audited the accompanying consolidated balance sheets of Interactive Intelligence, Inc. (the Company) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement Schedule II – Valuation and Qualifying Accounts.  We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interactive Intelligence, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement Schedule II – Valuation and Qualifying Accounts, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Interactive Intelligence, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 10 to the consolidated financial statements, effective January 1, 2007, the Company changed the manner in which it accounts for uncertain tax positions.

/s/ KPMG LLP

Indianapolis, Indiana

March 16, 2010

Interactive Intelligence, Inc.
Consolidated Balance Sheets
 As of December 31, 2009 and 2008
(in thousands, except share and per share amounts)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$48,497	$34,705
Short-term investments	16,482	10,805
Accounts receivable, net of allowance for doubtful accounts of $1,094 in 2009 and $1,004 in 2008	32,092	27,533
Deferred tax assets, net	5,808	6,017
Prepaid expenses	5,976	5,507
Other current assets	3,935	1,995
Total current assets	112,790	86,562
Property and equipment, net	8,499	10,762
Deferred tax assets, net	6,505	5,136
Other assets, net	4,874	2,723
Total assets	$132,668	$105,183

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$11,903	$11,361
Accrued compensation and related expenses	4,946	3,486
Deferred product revenues	5,567	4,754
Deferred services revenues	36,225	31,457
Total current liabilities	58,641	51,058
Deferred revenue	6,420	6,878
Total liabilities	65,061	57,936

Commitments and contingencies	--	--

Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	--	--
Common stock, $0.01 par value; 100,000,000 shares authorized; 17,276,990 issued and outstanding at December 31, 2009, 16,928,089 issued and outstanding at December 31, 2008	173	169
Treasury stock, at cost: 815,875 shares as of December 31, 2009, 1,164,776 shares as of December 31, 2008	(6,242)	(9,714)
Additional paid-in capital	92,815	83,604
Accumulated deficit	(19,139)	(26,812)
Total shareholders’ equity	67,607	47,247
Total liabilities and shareholders’ equity	$132,668	$105,183

See Accompanying Notes to Consolidated Financial Statements

Interactive Intelligence, Inc.
Consolidated Statements of Income
 For the Years Ended December 31, 2009, 2008 and 2007
(in thousands, except per share amounts)

	Years Ended December 31,
	2009	2008	2007
Revenues:
Product	$63,099	$60,256	$57,673
Services	68,319	61,150	52,228
Total revenues	131,418	121,406	109,901
Cost of revenues:
Product	17,452	15,446	14,159
Services	22,402	23,692	21,094
Total cost of revenues	39,854	39,138	35,253
Gross profit	91,564	82,268	74,648
Operating expenses:
Sales and marketing	39,141	39,307	36,331
Research and development	24,103	21,539	17,040
General and administrative	13,879	14,474	13,171
Total operating expenses	77,123	75,320	66,542
Operating income	14,441	6,948	8,106
Other income (expense):
Interest income, net	281	1,288	1,721
Other income (expense), net	298	(434)	(208)
Total other income, net	579	854	1,513
Income before income taxes	15,020	7,802	9,619
Income tax (expense) benefit	(6,380)	(3,464)	7,837
Net income	$8,640	$4,338	$17,456

Net income per share:
Basic	$0.51	$0.24	$1.00
Diluted	0.47	0.23	0.91

Shares used to compute net income per share:
Basic	17,096	17,746	17,481
Diluted	18,268	18,740	19,251

See Accompanying Notes to Consolidated Financial Statements

Interactive Intelligence, Inc.
Consolidated Statements of Shareholders’ Equity
 For the Years Ended December 31, 2009, 2008 and 2007
(in thousands)

	Common Stock		Additional Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balances, January 1, 2007	17,139	171	72,528	--	(48,421)	24,278

Stock-based compensation	--	--	3,126	--	--	3,126
Exercise of stock options	750	8	3,536	--	--	3,544
Issuances of common stock	12	--	215	--	--	215
Comprehensive income:
Net income	--	--	--	--	17,456	17,456
Total comprehensive income	--	--	--	--	17,456	17,456
Balances, December 31, 2007	17,901	179	79,405	--	(30,965)	48,619

Stock-based compensation	--	--	2,966	--	--	2,966
Exercise of stock options	207	2	776	286	(185)	879
Issuances of common stock	24	--	284	--	--	284
Tax benefits from stock-based payment arrangements	--	--	177	--	--	177
Purchase of treasury stock	(1,204)	(12)	--	(10,000)	--	(10,012)
Comprehensive income:
Net income	--	--	--	--	4,338	4,338
Net unrealized investment loss	--	--	(4)	--	--	(4)
Total comprehensive income	--	--	(4)	--	4,338	4,334
Balances, December 31, 2008	16,928	$169	$83,604	$(9,714)	$(26,812)	$47,247

Stock-based compensation	--	--	3,322	--	--	3,322
Exercise of stock options	321	4	(3)	3,129	(967)	2,163
Issuances of common stock	28	--	(91)	343	--	252
Tax benefits from stock-based payment arrangements	--	--	5,970	--	--	5,970
Comprehensive income:
Net income	--	--	--	--	8,640	8,640
Net unrealized investment gain	--	--	13	--	--	13
Total comprehensive income	--	--	13	--	8,640	8,653
Balances, December 31, 2009	17,277	$173	$92,815	$(6,242)	$(19,139)	$67,607

See Accompanying Notes to Consolidated Financial Statements

Interactive Intelligence, Inc.
Consolidated Statements of Cash Flows
 For the Years Ended December 31, 2009, 2008 and 2007
(in thousands)

	Years Ended December 31,
	2009	2008	2007
Operating activities:
Net income	$8,640	$4,338	$17,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,171	3,659	2,659
Stock-based compensation expense	3,322	2,966	3,126
Tax benefits from stock-based payment arrangements	(5,970)	(177)	--
Deferred income tax	(1,114)	2,200	(8,353)
Accretion of investment income	(149)	(109)	(447)
Changes in operating assets and liabilities:
Accounts receivable	(4,497)	(6)	(6,157)
Prepaid expenses	(439)	(6)	(725)
Other current assets	(1,939)	(581)	404
Other assets	225	(339)	(82)
Accounts payable and accrued liabilities	6,534	1,885	1,709
Accrued compensation and related expenses	1,460	(895)	556
Deferred product revenues	918	(1,788)	933
Deferred services revenues	3,921	4,033	9,075
Net cash provided by operating activities	15,083	15,180	20,154

Investing activities:
Sales of available-for-sale investments	14,300	24,150	21,615
Purchases of available-for-sale investments	(19,815)	(17,890)	(24,670)
Purchases of property and equipment	(1,912)	(7,430)	(4,086)
Acquisition of intangible and other assets, net of cash and cash equivalents acquired	(2,249)	--	(1,033)
Unrealized gain on investment	--	8	89
Net cash used in investing activities	(9,676)	(1,162)	(8,085)

Financing activities:
Proceeds from stock options exercised	2,163	879	3,544
Proceeds from issuance of common stock	252	284	215
Repurchase of treasury stock	--	(10,012)	--
Tax benefits from stock-based payment arrangements	5,970	177	--
Net cash provided by (used in) financing activities	8,385	(8,672)	3,759

Net increase in cash and cash equivalents	13,792	5,346	15,828
Cash and cash equivalents, beginning of year	34,705	29,359	13,531
Cash and cash equivalents, end of year	$48,497	$34,705	$29,359

Cash paid during the year for:
Interest	$--	$--	$8
Income taxes	743	431	154

Other non-cash item:
Purchase of property and equipment payable at end of year	$29	$59	$--

See Accompanying Notes to Consolidated Financial Statements

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

1.	THE COMPANY

Interactive Intelligence, Inc. (the “Company”) is a leading provider of software application suites for Voice over Internet Protocol (“VoIP”) business communications and is increasingly leveraging its leadership position in the worldwide contact center market to offer its solutions to enterprises. Businesses and organizations, including those that employ remote and mobile workers, utilize the Company’s solutions in industries including, but not limited to, teleservices, financial services (banks, credit unions, accounts receivable management), insurance, higher education, healthcare, retail, technology, government and business services. The Company’s innovative software products and services are designed for:

•	Multichannel contact management and business communications (voice and messaging) using the Session Initiation Protocol (“SIP”) global communications standard that supports VoIP;

•	Business Process Automation (“BPA”) using a communications-based approach; and

•	Contact management, including document as well as workflow management.

With the Company’s single software platform, organizations can replace various traditional “multipoint” communications products. The Company’s solutions incorporate a full-featured media server, media gateways, SIP proxy, and SIP station voice device for Internet Protocol (“IP”)-based communications networks and infrastructures. Customers can deploy the Company’s solutions on-premises or in a Communications as a Service (“CaaS”) model using a hosted data center.

The Company’s solutions integrate with business systems and end-user devices, enhance the mobility of today’s remote workforce, scale to thousands of users, manage content in large volumes, provide communications and data security, and satisfy a range of business communications and interaction management needs for:

•	The Contact Center

•	Enterprise IP Telephony

•	Business Process Automation

By implementing the Company’s all-in-one solutions, businesses are able to unify multichannel communications media (phone, fax, e-mail, web chat, content) and information, automate business processes, enhance workforce performance and productivity, improve customer service processes, and readily adapt to changing market and customer requirements. Contact centers can leverage the Company’s platform to support thousands of agents, including remote “Work-at-Home” agents, and handle inbound, outbound and “blended” inbound/outbound interactions, at one location or throughout multi-site contact center operations. The Company’s enterprise IP telephony solutions provide call control and messaging for mid- and large-sized business enterprises with 100 to several hundred thousand users, with the ability to scale user counts up or down as needed. Enterprises, contact centers, and other organizations can utilize the Company’s BPA solutions to automate processes using an approach that incorporates communications functionality such as routing, quality monitoring, and the ability to indicate employee availability.

The Company commenced principal operations in 1994 and revenues were first recognized in 1997. Since then, the Company has established wholly-owned subsidiaries in nine other countries. The Company’s world headquarters are located in Indianapolis, Indiana with regional offices throughout the United States and eight other countries. The Company markets its software applications in the Americas, Europe, the Middle East and Africa (“EMEA”), and Asia/Pacific (“APAC”).

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an on-going basis, management reevaluates these estimates including those related to revenue recognition, allowance for doubtful accounts, stock-based compensation, other assets and accounting for income taxes. Despite management’s best effort to establish good faith estimates and assumptions, actual results could differ from these estimates.

Revenue Recognition

The Company generates product revenues from licensing the right to use its software applications and in certain instances selling hardware as a component of its solution, and generates services revenues primarily from annual support fees, annual renewal fees, professional services and educational services. These revenues are generated by direct sales with customers and by indirect sales through a partner channel.

Product Revenues

The Company’s license agreements are either perpetual or annually renewable.  For any revenues to be recognized from a license agreement, the following criteria must be met:

•	Persuasive evidence of an arrangement exists;

•	The fee is fixed or determinable;

•	Collection is probable; and

•	Delivery has occurred.

For a perpetual license agreement, upon meeting the revenue recognition criteria above, the Company immediately recognizes as product revenues the residual amount of the total fees if sufficient vendor specific objective evidence of fair value (“VSOE”) exists to support allocating a portion of the total fee to the undelivered elements of the arrangement. If sufficient VSOE of fair value for the undelivered elements does not exist, the Company recognizes the initial license fee as product revenues ratably over the initial term of the support agreement once support is the only undelivered element. The support period is generally 12 months but may be up to 18 months for initial orders because support begins when the licenses are downloaded, when support commences, or no more than six months following the contract date. The Company determines VSOE of fair value for support in perpetual agreements based on substantive renewal rates the customer must pay to renew the support. The VSOE of fair value for other services is based on amounts charged when the services are sold in stand-alone sales.

Although the majority of the Company’s product licenses are perpetual, certain customers, whose original license contracts were signed prior to 2004, have renewable term licenses. For an annually renewable license agreement, upon meeting the revenue recognition criteria above, the Company recognizes a majority of the license fees under these agreements as product revenues ratably over the initial license period, which is generally 12 months, and the remainder of the license fees are recognized as services revenues over the same time period.

The Company recognizes revenues related to any hardware sales when the hardware is delivered and all other revenue recognition criteria are met.

Services Revenues

Services revenues are primarily renewal fees and support related to annually renewable license agreements and support fees for perpetual license agreements. For annually renewable license agreements, the allocation of the initial order between product revenues and services revenues is based on an average renewal rate for the Company’s time based contracts. The Company applies the allocation of product revenues and services revenues consistently to all annually renewable license agreements. Under annually renewable license agreements, after the initial license period, the Company’s customers may renew their license agreement for an additional period, typically 12 months, by paying a renewal fee. The revenue from annual renewal fees is classified under services revenue and the revenue is recognized ratably over the contract period. Under perpetual license agreements, the Company recognizes annual support fees as services revenues ratably over the post-contract support period, which is typically 12 months, but may extend up to three years if prepaid.

The Company also generates revenues from other services that it provides to its customers and partners. These additional revenues include fees for professional services, educational services and CaaS. Revenues from professional services, which include implementing the Company’s products for a customer or partner, educational services, which consist of training courses for customers and partners, and CaaS, which allows customers to deploy the Company’s solutions using a hosted data center, are recognized as the related services are performed.

Accounts Receivable and Allowance for Doubtful Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company evaluates bad debt expense based on a percentage of revenue reported and other measures each period.  The Company then reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of its accounts receivable. In the analysis, the Company primarily considers the age of the customer’s or partner’s receivable and also considers the creditworthiness of the customer or partner, the economic conditions of the customer’s or partner’s industry, and general economic conditions, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of its future allowance for doubtful accounts.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the related lease or the estimated useful life. The Company leases its office space under operating lease agreements. In accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 840, Leases (“FASB ASC 840”), for operating leases with escalating rent payments, the Company records these rent payments on a straight-line basis over the life of the lease.

Impairment of Long-Lived Assets

In accordance with FASB ASC Topic 360, Property, Plant and Equipment, certain of the Company’s assets, such as property and equipment and intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Goodwill and Other Intangible Assets

The Company reviews its goodwill and intangible assets with indefinite lives for impairment at least annually in accordance with FASB ASC Topic 350, Intangibles - Goodwill and Other (“FASB ASC 350”). Identifiable intangible assets such as intellectual property trademarks and patents are amortized over a 10 to 15 year period using the straight-line method. In addition, other intangible assets, such as customer relationships and core technology, are amortized over a five to six year period based upon historical patterns in which the economic benefits are expected to be realized. The Company has one reporting segment and therefore its impairment review of goodwill involves reviewing the impairment of the Company as a whole. Because of this, the Company believes the risk of impairment to its goodwill is minimal. This guidance requires the Company to perform the goodwill impairment test annually or when a change in facts and circumstances indicates that the fair value of an asset may be below its carrying amount. The Company performed its annual goodwill impairment test as of September 30, 2009 and determined no indication of impairment existed. As there were no changes in facts and circumstances that indicated that the fair value of the reporting unit may have been below its carrying amount since September 30, 2009, no additional impairment test was performed during the fourth quarter of 2009.

Advertising

The Company expenses all advertising costs as incurred. Advertising expense for 2009, 2008 and 2007 was $788,000, $1,258,000 and $733,000, respectively.

Research and Development

Research and development expenditures are generally expensed as incurred. FASB ASC Topic 985, Software, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant. Through December 31, 2009, all research and development costs have been expensed. Research and development expense for 2009, 2008 and 2007 was $24.1 million, $21.5 million and $17.0 million, respectively.

Stock-Based Compensation

Consistent with FASB ASC Topic 718, Compensation – Stock Compensation (“FASB ASC 718”), the Company continues to use the Black-Scholes option-pricing model as its method of valuation for share-based payment awards. The Company’s determination of fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and an expected risk-free rate of return. If factors change and the Company uses different assumptions for estimating stock-based compensation expense associated with awards granted in future periods, stock-based compensation expense may differ materially in the future from that recorded in the current period.

The Company records compensation expense for share-based awards using the straight-line method, which is recorded into earnings over the vesting period of the award. Stock-based compensation expense for employee and director stock options recognized under FASB ASC 718 for the years ended December 31, 2009, 2008 and 2007 was $3.3 million, $3.0 million and $3.1 million, respectively. See Note 5 for further information on the Company’s stock-based compensation.

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

The following table sets forth a summary of the Company’s financial assets, classified as cash and cash equivalents and short-term investments on its consolidated balance sheet, measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash & cash equivalents:
Money Market Funds	$24,440	$24,440	$--	$--

Short-term investments:
Agency Bond	$2,417	$--	$2,417	$--
Commercial Paper	4,245	--	4,245	--
Corporate Notes	6,033	--	6,033	--
T-Bill	3,787	--	3,787	--
Total	$16,482	$--	$16,482	$--

Income and Sales Taxes

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

FASB ASC Topic 740, Income Taxes (“FASB ASC 740”), establishes financial accounting and reporting standards for the effect of income taxes. The Company is subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact the Company’s financial position, results of operations, or cash flows.

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income prior to the period in which temporary differences such as loss carryforwards and tax credits expire. Management considers projected future taxable income and tax planning strategies in making this assessment.

As of December 31, 2009, the Company had $11.5 million of tax net operating loss carryforwards which have not been recognized or recorded. The Company also had $6.1 million in tax credit carryforwards recorded as deferred tax assets. During the years ended December 31, 2009 and 2008, the Company recorded tax expense of $6.4 million and $3.5 million, respectively, and during the year ended December 31, 2007, the Company recorded a tax benefit of $7.8 million. There was no valuation allowance at December 31, 2009. The Company will continue to evaluate the valuation of deferred tax assets in accordance with the requirements of FASB ASC 740. See Note 10 for further information on the Company’s income taxes.

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

	Years Ended December 31,
	2009	2008	2007
Net income, as reported (A)	$8,640	$4,338	$17,456

Weighted-average outstanding shares of common stock (B)	17,096	17,746	17,481
Dilutive effect of stock options	1,172	994	1,770
Common stock and common stock equivalents (C)	18,268	18,740	19,251

Net income per share:
Basic (A/B)	$0.51	$0.24	$1.00
Diluted (A/C)	0.47	0.23	0.91

Anti-dilutive shares not included in the diluted per share calculation for 2009, 2008 and 2007 were 1.1 million, 1.3 million and 616,000, respectively.

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

During the second quarter of 2009, the Company identified an error in the amount of accrued property, plant and equipment included within cash flows from operating activities on the consolidated statement of cash flows for the year ended December 31, 2008 in its 2008 Annual Report on Form 10-K. In the consolidated statement of cash flows for the year ended December 31, 2008 presented above, $594,000 has been reclassified from cash flows from operating activities to cash flows from investing activities. This reclassification did not have an impact on the overall results previously reported.

Effective April 1, 2009, the Company began presenting gains and losses resulting from foreign currency fluctuations within other income, net. Previously, the Company included a portion of these gains and losses within operating expense. The Company changed its presentation as such gains and losses arising from the adjustment of foreign currency fluctuations are incidental to its operations. The Company reclassified $193,000 of foreign currency losses for the year ended December 31, 2008, and $112,000 of foreign currency losses for the year ended December 31, 2007 from operating expense to other income, net on the accompanying consolidated statements of income. This reclassification did not have any impact on the overall results previously reported.

Effective July 1, 2009, the Company began presenting changes in the issuances of common stock on the accompanying consolidated statement of shareholders’ equity under treasury stock and accumulated deficit. Previously, the Company had included these changes under additional paid-in capital. These changes resulted from purchases of the Company’s stock by its employees under the Employee Stock Purchase Program. The purchased shares will be issued from treasury stock, similar to exercises of stock options, until the treasury stock is depleted. The Company reclassified $87,000 from additional paid-in capital to treasury stock related to 2008. The reclassification did not have any impact on the overall results previously reported.

3.	INVESTMENTS

The Company’s short-term investments all mature in less than one year and are considered available for sale. In 2009 and 2008, the Company purchased short-term investments for $19.8 million and $17.9 million, respectively. As of December 31, 2009 and 2008, $16.5 million and $10.8 million in short-term investments were outstanding, respectively, which were recorded at their fair values. The Company does not invest in subprime assets.

Gross realized gains and gross realized losses included in interest income, net totaled less than $10,000 in each of 2009, 2008 and 2007.

Interest income was $281,000, $1.3 million and $1.7 million in 2009, 2008 and 2007, respectively.

4.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows as of December 31, 2009 and 2008 (in thousands):

	2009	2008
Computer equipment	$11,656	$13,313
Leasehold improvements	7,904	8,173
Furniture and fixtures	4,014	4,000
Software	836	1,404
Office equipment	759	740
Trade show equipment and other	420	451
Total property and equipment	25,589	28,081
Less accumulated depreciation	(17,090)	(17,319)
Net property and equipment	$8,499	$10,762

Property and equipment is depreciated over useful lives of 3 to 5 years, except for leasehold improvements, which are depreciated over the lesser of the term of the related lease or the estimated useful life, and vary from 3 to 15 years. During the year ended December 31, 2009, the Company reduced assets and accumulated depreciation by $4.4 million for fully depreciated computer and software equipment that was seven years old or older and was no longer in use.

5.   STOCK-BASED COMPENSATION

Stock Option Plans

The Company’s Stock Option Plans, adopted in 1995, 1999 and 2006, authorize the Board of Directors or the Compensation Committee, as applicable, to grant incentive and nonqualified stock options, and, in the case of the 2006 Equity Incentive Plan, as amended (the “2006 Plan”), stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards. After adoption of the 2006 Plan by the Company’s shareholders in May 2006, the Company may no longer make any grants under previous plans, but any shares subject to awards under the 1999 Stock Option and Incentive Plan and the Outside Directors Stock Option Plan (collectively, the “1999 Plans”) that are cancelled are added to shares available under the 2006 Plan. A maximum of 5,850,933 shares are available for delivery under the 2006 Plan, which consists of (i) 2,150,000 shares, plus (ii) 320,000 shares available for issuance under the 1999 Plans, but not underlying any outstanding stock options or other awards under the 1999 Plans, plus (iii) up to 3,380,933 shares subject to outstanding stock options or other awards under the 1999 Plans that expire, are forfeited or otherwise terminate unexercised on or after May 18, 2006. The number of shares available under the 2006 Plan is subject to adjustment for certain changes in the Company’s capital structure. The exercise price of options granted under the 2006 Plan is equal to the closing price of the Company’s common stock, as reported by The NASDAQ Global Market, on the business day immediately preceding the date of grant. During the first quarter of 2010, the Company’s Board of Directors approved an increase of 1,200,000 shares available for grant under the 2006 Plan, which increase is subject to shareholder approval at the Company’s Annual Meeting of Shareholders to be held on May 20, 2010.

Stock options granted by the Company are categorized into three types. The first type of stock options granted by the Company to employees and newly-elected non-employee directors is non-performance-based stock options that are subject only to time-based vesting.  These stock options vest in four equal annual installments beginning one year after the grant date.  The fair value of these option grants is determined on the date of grant and the related compensation expense is recognized for the entire award on a straight-line basis over the vesting period.

The second type is performance-based stock options that are subject to cancellation if the specified performance targets are not met.  If the applicable performance targets have been achieved, the options will vest in four equal annual installments beginning one year after the performance-related period has ended.  The fair value of these stock option grants is determined on the date of grant and the related compensation expense is recognized over the requisite service period, including the initial period for which the specified performance targets must be met.

Commencing in May 2009, the Company began granting its non-employee directors options annually that are similar to the non-performance-based options described above except the director options vest one year after the grant date. The fair value of these option grants is determined on the date of the grant and the related compensation expense is recognized over one year. Prior to May 2009, non-employee directors received non-performance-based stock options that vested over four years.

The plans may be terminated by the Company’s Board of Directors at any time.

Valuation Assumptions

The Company estimated the fair value of stock options using the Black-Scholes valuation model. The fair value of each option grant is estimated on the date of grant and is amortized on a straight-line basis over the vesting period. The weighted-average estimated per option value of non-performance-based, performance-based and director options under the stock option plans during the year ended December 31, 2009, 2008 and 2007 was $4.16, $7.29 and $9.56, respectively, using the following assumptions:

Years Ended December 31,
Valuation assumptions for non-performance-based options:	2009	2008	2007
Dividend yield	--%	--%	--%
Expected volatility	67.88-69.56%	63.21-66.87%	61.18-63.82%
Risk-free interest rate	1.64-2.36%	1.36-3.34%	3.37-5.02%
Expected life of option (in years)	4.25 years	4.25 years	4.25 years

Prior to May 2009, directors were granted options that vested over four years. The fair value of these options was estimated using the non-performance-based option valuation assumptions set forth above.

	Years Ended December 31,
Valuation assumptions for performance-based options:	2009	2008	2007
Dividend yield	--%	--%	--%
Expected volatility	67.35%	63.66%	67.27%
Risk-free interest rate	1.77%	2.39%	4.48%
Expected life of option (in years)	4.75 years	4.75 years	4.75 years

The Company granted performance-based options only during the first quarter of each of 2009, 2008 and 2007.

	Years Ended December 31,
Valuation assumptions for director options:	2009	2008	2007
Dividend yield	--%	N/A	N/A
Expected volatility	71.48%	N/A	N/A
Risk-free interest rate	2.01%	N/A	N/A
Expected life of option (in years)	3.50	N/A	N/A

The Company granted annual director options that vest one year after the grant date only during the second quarter of 2009.

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

Expected Term: The Company’s expected term represents the period that the Company’s stock options are expected to be outstanding and was determined using the simplified method as described in FASB ASC 718. The Company chose to use the simplified method given the lack of historical data at the current expiration term of six years and the non-employee director options that fully vest in one year. FASB ASC 718 permits the continued use of this option after December 31, 2007 if the Company does not believe it has sufficient historical data to support another method. As the Company chose to continue using the simplified method, the expected term has remained the same as it was prior to December 31, 2007.

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

Expense Information under FASB ASC 718

The following table summarizes the allocation of stock-based compensation expense related to stock options under FASB ASC 718 for the years ended December 31, 2009, 2008 and 2007 (in thousands, except per share amounts):

	Years Ended December 31,
	2009	2008	2007
Stock-based compensation expense by category:
Cost of services	$239	$203	$247
Sales and marketing	1,128	1,094	1,305
Research and development	952	833	565
General and administrative	1,003	836	1,009
Total stock-based compensation expense	$3,322	$2,966	$3,126

Effect of stock-based compensation expense on net income per share:
Basic	$(0.19)	$(0.17)	$(0.18)
Diluted	(0.18)	(0.16)	(0.16)

During the fourth quarter of 2009, the Company determined that the performance targets for certain performance-based awards granted at the beginning of 2009 would not be met. Therefore, during the fourth quarter of 2009, the Company reversed stock option expense recorded in previous periods totaling $22,000 related to these options.

During the third quarter of 2008, the Company determined that it was improbable that the performance targets for certain performance-based awards granted at the beginning of 2008 would be met. Therefore, during the third quarter of 2008, the Company stopped accruing stock option expense and reversed stock option expense recorded in previous periods totaling $432,000. During the fourth quarter of 2008, $64,000 of stock-based compensation expense recorded for additional performance-based options was reversed.

During the year ended December 31, 2009, the Company granted stock options for 571,375 shares of common stock. After taking into account the 47,000 options that were cancelled during 2009, the estimated total grant-date fair value was approximately $2.2 million (not accounting for estimated forfeitures) as of December 31, 2009. This compared to 599,315 shares of common stock granted during 2008 and 252,000 options that were cancelled with an estimated total grant-date fair value as of December 31, 2008 of approximately $2.5 million (not accounting for estimated forfeitures). During the year ended December 31, 2007, the Company granted stock options for 655,550 shares of common stock and cancelled 28,000 options with an estimated total grant-date fair value of approximately $6.1 million (not accounting for estimated forfeitures) at December 31, 2007. As required by FASB ASC 718, management has made an estimate of expected forfeitures and is recognizing compensation expense only for those stock awards expected to vest. The Company estimated that the total stock-based compensation expense for the awards not expected to vest was $103,000, with such amounts deducted to arrive at the fair value of $2.1 million for the year ended December 31, 2009.

Stock Option Activity

The following table sets forth a summary of option activity for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009		2008		2007
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price

Balances, beginning of year	3,300,565	$9.45	3,232,483	$8.71	3,422,741	$6.12
Options granted	571,375	7.81	599,315	14.12	665,550	17.64
Options exercised	(320,993)	6.73	(206,958)	4.23	(748,856)	4.72
Options cancelled, forfeited or expired	(125,204)	14.01	(324,275)	13.12	(106,952)	6.47
Options outstanding, end of year	3,425,743	9.36	3,300,565	9.46	3,232,483	8.71
Option price range at end of year	$2.51 - $50.50		$2.51 - $50.50		$2.51 - $50.50
Weighted-average fair value of options granted during the year	$4.16		$7.29		$9.56
Options exercisable at end of year	2,187,357	$8.07	2,086,610	$7.30	1,774,957	$6.63
Options available for grant at end of year	915,794		1,388,969		771,409

The change in options available for grant at the end of year from 2008 compared to 2007 was related to the Company’s shareholders approving an amendment to the 2006 Plan in May 2008, which increased the number of shares available for grant by 900,000 shares.

The following table sets forth information regarding the Company’s stock options outstanding and exercisable at December 31, 2009:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$2.51 – $4.27	401,615	3.26 years	$3.39	401,615	$3.39
$4.29 – $5.17	524,135	2.05 years	4.91	443,385	4.87
$5.19 – $5.84	452,744	4.18 years	5.69	452,744	5.69
$5.85 – $6.10	243,956	2.15 years	6.00	243,956	6.00
$6.22 – $6.66	432,750	5.05 years	6.66	4,250	6.25
$6.70 – $13.50	381,020	3.10 years	10.01	222,914	9.59
$13.75 – $14.79	406,150	3.57 years	14.41	147,400	14.48
$14.86 – $20.50	504,617	3.60 years	18.52	201,333	18.82
$21.75 – $50.50	78,756	1.46 years	27.97	69,760	28.71
Total shares/average price	3,425,743		9.36	2,187,357	8.07

The total intrinsic value of options exercised during the year ended December 31, 2009 was $3.0 million. The aggregate intrinsic value of options outstanding as of December 31, 2009 was $32.3 million and the aggregate intrinsic value of options currently exercisable as of December 31, 2009 was $23.6 million. The aggregate intrinsic value represents the total intrinsic value, based on the Company’s closing stock price per share of $18.45 as of December 31, 2009, which would have been realized by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2009 was 2.0 million with a weighted average exercise price of $6.58.

As of December 31, 2009, there was $3.3 million of total unrecognized compensation cost related to non-vested stock options. These costs are expected to be recognized over the weighted average remaining vesting period of 2.0 years.

2000 Employee Stock Purchase Plan

In May 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “2000 Purchase Plan”). A total of 500,000 shares of common stock were reserved for issuance under the 2000 Purchase Plan. On May 19, 2005, the shareholders of the Company approved an amendment to the 2000 Purchase Plan that increased the number of shares of common stock available for purchase and issuance to 750,000.  The 2000 Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 20% of their total compensation up to a maximum of $1,000 per pay period. The price at which the Company’s common stock may be purchased is 95% of the fair market value of the Company’s closing common stock price, as reported on The NASDAQ Global Market, on the last business day of the quarter. The actual purchase date is generally on the first business day of the next calendar quarter. An employee may set aside up to $25,000 to purchase shares annually. The initial offering period commenced on April 1, 2000.  A total of 27,261 shares, 24,501 shares and 12,027 shares were purchased and issued during 2009, 2008 and 2007, respectively, under the 2000 Purchase Plan at an average price of $11.13, $12.90 and $18.33, respectively. As of December 31, 2009, there were 170,416 shares available for purchase and issuance under the 2000 Purchase Plan.

The 2000 Purchase Plan was modified, as of January 1, 2006, to ensure that it was considered non-compensatory under FASB ASC 718. As a result, the Company has not recognized any stock-based compensation expense related to its 2000 Purchase Plan.

6.  SHARE REPURCHASE PROGRAM

On July 28, 2008, the Company’s Board of Directors approved a share repurchase program to facilitate the repurchase of its common stock over the course of one year.  Under this program, the Company was authorized to purchase shares of its common stock up to a maximum aggregate purchase price of $10.0 million. Repurchases could be made from time to time in the open market and in privately negotiated transactions, based on business and market conditions under plans designed to comply with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The program could be amended, suspended or discontinued at any time and did not commit the Company to repurchase shares of its common stock.

During 2008, the Company repurchased 1.2 million shares of its common stock at an aggregate cost of $10.0 million. The share repurchase program was completed on November 12, 2008. The shares acquired are now available for stock-based compensation awards and other corporate purposes.

7.	LEASE COMMITMENTS

The Company’s world headquarters are located in approximately 200,000 square feet of space in two office buildings in Indianapolis, Indiana. The Company leases the space under an operating lease agreement and amendments which expire on March 31, 2018. The Company also occupies a product distribution center in Indianapolis, Indiana and three regional offices in the United States which are located in Herndon, Virginia, Irvine, California and Columbia, South Carolina. The Company also leases offices for each of its Canada, EMEA and APAC operations in Montreal, Quebec, Berkshire, United Kingdom and Kuala Lumpur, Malaysia, respectively, and has several other office leases throughout the United States and in 11 other countries. The Company rents office space for sales, services, development and international offices under month-to-month leases. In accordance with FASB ASC 840, rental expense is recognized ratably over the lease period, including those leases containing escalation clauses.

The Company believes that all of its facilities, including its world headquarters, regional offices and international offices in EMEA and APAC, are adequate and well suited to accommodate its business operations. The Company continuously reviews space requirements to ensure it has adequate room for growth in the future.

Rent expense, net was $5.7 million, $4.9 million and $3.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.  Minimum future lease payments under the Company’s operating leases as of December 31, 2009 are summarized as follows (in thousands):
2010	$5,257
2011	4,845
2012	4,433
2013	4,543
2014	4,542
Thereafter	14,762
Total minimum lease payments	$38,382

        Prior to and during part of 2008, the Company had sublet a portion of its world headquarters office space.  The sublease agreement expired without renewal on February 29, 2008. The Company received sublease payments of $33,000 and $198,000 during 2008 and 2007, respectively. No sublease payments were received in 2009.

8.	CONCENTRATION OF CREDIT RISK

No customer or partner accounted for 10% or more of the Company’s revenues in 2009, 2008 and 2007. One partner accounted for 13% of the Company’s accounts receivable as of December 31, 2009, and no customer or partner accounted for 10% or more of the Company’s accounts receivable as of December 31, 2008 and 2007.  The Company’s top five partners collectively represented 30% and 20% of the Company’s accounts receivable balance at December 31, 2009 and 2008, respectively. The Company evaluates the creditworthiness of its customers and partners on a periodic basis. The Company generally does not require collateral. The Company manages its operations as a single segment for purposes of assessing performance and making operating decisions. No individual country accounted for more than 10% of the Company's revenues, with the exception of the United States, for the years ended December 31, 2009, 2008 and 2007.

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

For the year ended December 31, 2009 and 2008, subject to meeting specified operating targets, the Company matched up to 25% of the first 8% of a participant’s pre-tax compensation contributed to the Plan. For the year ended December 31, 2009, the Company’s performance resulted in a match for the full amount of $564,000 which was contributed to the employees’ accounts in February 2010. For the year ended December 31, 2008, the Company’s performance resulted in a match of $348,000, which was less than the full amount. For the year ended December 31, 2007, the Company met the annual performance target and matched up to 25% of the first 4% of a participant’s pre-tax compensation contributed to the Plan. The total amount of the Company’s matching contribution for the year ended December 31, 2007 was $312,000.

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

For 2010, subject to meeting specified operating targets, the Company will match up to 33% of the first 9% of a participant’s pre-tax compensation contributed to the Plan.

Although the Company has not expressed any intent to terminate the Plan, it has the option to do so at any time subject to the provisions of the Employee Retirement Income Security Act of 1974. Upon termination of the Plan, either full or partial, participants become fully vested in their entire account balances.

10.	INCOME TAXES

The following table sets forth information regarding the United States and foreign components of income tax benefit (expense) (in thousands) for 2009, 2008 and 2007:

	Current	Deferred	Total
2009:
United States Federal	$(5,380)	$1,327	$(4,053)
State and local	(1,253)	(213)	(1,466)
Foreign jurisdiction	(861)	--	(861)
Total	$(7,494)	$1,114	$(6,380)

2008:
United States Federal	$(829)	$(2,081)	$(2,910)
State and local	(173)	(118)	(291)
Foreign jurisdiction	(263)	--	(263)
Total	$(1,265)	$(2,199)	$(3,464)

2007:
United States Federal	$(206)	$7,212	$7,006
State and local	(13)	1,141	1,128
Foreign jurisdiction	(297)	--	(297)
Total	$(516)	$8,353	$7,837

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets at December 31, 2009 and 2008 are presented below (in thousands):
	2009	2008
Allowance for doubtful accounts	$438	$402
Accrued expenses	731	890
Deferred revenues	2,748	2,224
Stock-based compensation expense	1,632	1,021
Depreciation and amortization expense	706	451
Tax net operating loss carryforwards	121	1,436
Foreign tax credit carryforwards	3,119	2,277
Research tax carryforwards	2,818	2,452
Net deferred tax assets	$12,313	$11,153

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income prior to the periods in which those temporary differences such as loss carryforwards and tax credits expire. Management considers the scheduled reversal of deferred tax liabilities, if any (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. The Company will need to generate future taxable income of approximately $28 million to realize the deferred tax assets prior to the expiration of the net operating loss carryforwards in 2028. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2009. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

For federal and state net operating loss carryforwards purposes, there is an additional $11.5 million of tax deductible compensation deductions that were generated as a result of stock option exercises. These have not been recognized for financial reporting purposes because they have not yet reduced taxes payable.  The tax benefit of these deductions will be recorded as a credit to additional paid-in capital when realized.

The following table sets forth the items accounting for the difference between expected income tax benefit (expense) compared to actual income tax benefit (expense) recorded in the Company’s consolidated financial statements (in thousands):

	Years Ended December 31,
	2009	2008	2007
Expected income tax expense at 35% tax rate	$(5,257)	$(2,731)	$(3,367)
State taxes, net of federal benefit	(1,217)	(189)	(552)
Stock-based compensation expense related to non-deductible stock option expense	(461)	(685)	(798)
Change in deferred tax asset valuation allowance	--	--	12,727
Research tax credit	393	278	87
Other	162	(137)	(260)
Income tax benefit (expense)	$(6,380)	$(3,464)	$7,837

During 2009, the Company utilized its remaining net operating loss deferred tax asset generated in prior years and began utilizing operating losses generated from tax benefits related to the exercise of stock options. The Company does not have a deferred tax asset on its balance sheet for the tax benefits from these deductions, and the reduction in taxes payable related to the use of these deductions is recorded as a credit to additional paid-in capital. At December 31, 2009, the Company had approximately $11.5 million in stock-based compensation deductions available to offset taxable income and $5.9 million of alternative minimum tax, federal and state research tax credit carryforwards and foreign tax credits available to offset taxes payable. In addition, the Company had a deferred tax asset of $121,000 available to offset future taxable income of a subsidiary.

FASB ASC 740 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company has identified an uncertain tax position related to certain tax credits that the Company currently believes meets the “more likely than not” recognition threshold to be sustained upon examination. Prior to the fourth quarter of 2007, this uncertain tax position had not been recognized because the Company had a full valuation allowance established.  The balance of the reserve was approximately $910,000 at December 31, 2009.

The Company and its subsidiaries file federal income tax returns and income tax returns in various states and foreign jurisdictions.  Tax years 2006 and forward remain open for examination for federal tax purposes and tax years 2005 and forward remain open for examination for the Company’s more significant state tax jurisdictions.  To the extent utilized in future years’ tax returns, net operating loss and capital loss carryforwards at December 31, 2009 will remain subject to examination until the respective tax year is closed.

The Company adopted the provisions related to the accounting for uncertainty in income taxes under FASB ASC 740. The Company did not record a cumulative effect adjustment to retained earnings as a result of the implementation of this accounting pronouncement. The Company recognizes financial statement benefits for positions taken for tax return purposes when it is more-likely-than-not that the position will be sustained. A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$328
Increase in balance due to current year tax position	97
Increase in balance due to prior year tax position	325
Balance at December 31, 2008	750
Increase in balance due to current year tax position	80
Increase in balance due to prior year tax position	80
Balance at December 31, 2009	$910

If recognized, the entire remaining balance of unrecognized tax benefits would impact the effective tax rate. Over the next 12 months, we do not anticipate the total amount of our unrecognized tax benefits to significantly change. We recognize interest income, interest expense, and penalties relating to tax exposures as a component of income tax expense. There was no interest expense and penalties related to the above unrecognized tax benefits as of December 31, 2009.

11.	SEGMENT DISCLOSURES

In accordance with FASB ASC Topic 280, Segment Reporting, the Company views its operations and manages its business as principally one segment which is interaction management software applications licensing and associated services. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment.

Revenues derived from non-North American customers accounted for approximately 27%, 27% and 25% in 2009, 2008 and 2007, respectively, of the Company’s total revenues. The Company attributes its revenues to countries based on the country in which the customer or partner is located. The sales and licensing revenues in each individual non-North American country accounted for less than 10% of total revenues in 2009, 2008 and 2007. As of December 31, 2009, approximately 10% of the Company’s net property and equipment, which included computer and office equipment, furniture and fixtures and leasehold improvements, were located in foreign countries, of which one country, the United Kingdom, represented a concentration of more than 6%.

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

During the fourth quarter of 2008, the Company reached a settlement with the FTA related to the VAT claim. The settlement included Interactive Intelligence France SARL paying $5.3 million for VAT, corporation and withholding taxes and late penalties and interest. In return, Interactive Intelligence, Inc. was granted a refund of VAT paid (including the current amount and past payments) of $5.6 million. Interactive Intelligence, Inc. assigned $5.3 million of this refund to pay off the VAT and other taxes and penalties owed. The remaining $300,000 was refunded to Interactive Intelligence, Inc. The Company had previously accrued for corporation taxes owed; therefore, the net U.S. dollar effect to the Company’s financial position was a reduction in operating expenses of $577,000, split among each department, as that was where the original expense for the VAT was allocated. VAT charges were incurred on various items including rent, hotels and supplies.

Subsequent to the settlement, the Company received a letter from another division within the FTA that claimed Interactive Intelligence France SARL owed $650,000 in penalties and interest as of December 31, 2008. The Company submitted an appeal for this amount in March 2009, as it believed that these penalties and interest were agreed to and paid in the previous settlement. In December 2009, the Company received notice from the FTA that the amount was not owed. The Company has no liabilities recorded related to this and believes all matters have been settled.

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

Guarantees

The Company provides indemnifications of varying scope and amount to certain customers against claims of intellectual property infringement made by third parties arising from the use of its products. The Company’s direct software license agreements, in accordance with FASB ASC Topic 460, Guarantees, include certain provisions for indemnifying customers, in material compliance with their license agreement, against liabilities if the Company’s software products infringe upon a third party's intellectual property rights, over the life of the agreement. There is no maximum potential amount of future payments set under the guarantee. However, the Company may at any time and at its option and expense:  (i) procure the right of the customer to continue to use the Company’s software that may infringe a third party’s rights; (ii) modify its software so as to avoid infringement; or (iii) require the customer to return its software and refund the customer the fee actually paid by the customer for its software less depreciation based on a five-year straight-line depreciation schedule. The customer’s failure to provide timely notice or reasonable assistance will relieve the Company of its obligations under this indemnification to the extent that it has been actually and materially prejudiced by such failure. To date, the Company has not incurred, nor does it expect to incur, any material related costs and, therefore, has not reserved for such liabilities.

The Company’s software license agreements also include a warranty that its software products will substantially conform to its software user documentation for a period of one year, provided the customer is in material compliance with the software license agreement. To date, the Company has not incurred any material costs associated with these product warranties, and as such, has not reserved for any such warranty liabilities in its operating results.

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

13. ACQUISITION

AcroSoft Acquisition

On May 15, 2009, the Company entered into a stock purchase agreement with AcroSoft Corporation (“AcroSoft”), a provider of insurance content management solutions, pursuant to which the Company purchased 100% of AcroSoft’s issued and outstanding shares of capital stock for an aggregate purchase price of $2.2 million funded with cash available from operations. Ten percent of the purchase price, or $240,000, was deposited into an escrow account to ensure funds are available to pay indemnification claims, if any. The Company acquired AcroSoft to integrate its document management and workflow functionality into the Company’s Interaction Center Platform, including its IPA application.  Over time, the Company also anticipates extending the integrated solution to other document-intensive industry vertical and horizontal processes. The acquisition was accounted for using the acquisition method of accounting in accordance with FASB ASC Topic 805, Business Combinations (“FASB ASC 805”), and the results of AcroSoft’s operations were included in the Company’s consolidated financial statements commencing on the acquisition date.

The preliminary purchase price allocations for the Company’s acquisition of AcroSoft are based on a third-party valuation report which was prepared in accordance with the provisions of FASB ASC 805. The following table summarizes the fair value of the intangible and other assets acquired and liabilities assumed at the date of the acquisition (in thousands):

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

During the third quarter of 2009, the Company finalized AcroSoft’s tax return for the period beginning January 1, 2009 and ending on the acquisition date of May 15, 2009.  As a result, goodwill attributed to AcroSoft increased $61,000, which is reflected in the Company’s deferred tax assets on the accompanying consolidated balance sheets. During the fourth quarter of 2009, the Company completed an Internal Revenue Code Sec. 382, Limitation on Net Operating Loss Carryforwards and Certain Built-in Losses Following Ownership Change, limitations review which determined that the AcroSoft state net operating losses could not be utilized. As a result, goodwill attributed to AcroSoft increased $90,000, which is reflected in the Company’s deferred tax assets on the accompanying consolidated balance sheets.

Acquisition-related costs recognized as of December 31, 2009 include transaction costs such as legal, accounting, valuation and other professional services, which were expensed as incurred. Acquisition-related costs totaled approximately $65,000 during 2009. These costs are included within general and administrative expenses on the consolidated statements of income.

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

Customer relationships and core technology are amortized based upon historical patterns in which the economic benefits are expected to be realized. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following are the identifiable intangible assets acquired and their respective economic useful lives at the date of acquisition:

	Gross Amount	Accumulated Amortization	Net Amount	Economic Useful Life (in years)
Customer relationships	$210,000	$21,900	$188,100	6
Core technology	320,000	40,000	280,000	5
Total	$530,000		$468,100

Alliance Acquisition

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

The purchase price allocations for the Company’s acquisition of the professional services division of Alliance were based on estimated fair values in accordance with the provisions of Statement of Financial Accounting Standard No. 141, Business Combinations. The following table summarizes the fair value of the intangible and other assets acquired and liabilities assumed at the date of acquisition (in thousands):

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

Goodwill and Other Intangible Assets

Goodwill is reviewed for impairment at least annually in accordance with the provisions of FASB ASC Subtopic 350-20, Intangibles - Goodwill and Other. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment charge is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB ASC 805. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The following table presents a roll forward of goodwill, which is included within other assets, net on the accompanying consolidated balance sheets, as of December 31, 2009 (in thousands):

Balance as of January 1, 2009	$995
AcroSoft goodwill	1,846
Balance as of December 31, 2009	$2,841

The Company performed a goodwill impairment test as of September 30, 2009 and concluded that no impairment existed as of September 30, 2009.  As there were no changes in facts and circumstances that indicated that the fair value of the reporting unit may have been below its carrying amount, no additional impairment tests were performed during the fourth quarter of 2009.

14. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB established the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements.  This guidance was included in the Codification under FASB ASC Topic 105, Generally Accepted Accounting Principles.  All prior accounting standard documents were superseded by the Codification and any accounting literature not included in the Codification is no longer authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative U.S. GAAP for SEC registrants.  The Codification became effective for the Company beginning with the third quarter of 2009.  Therefore, beginning with the third quarter of 2009, all references made by the Company in its consolidated financial statements use the new Codification numbering system.  The Codification does not change or alter existing U.S. GAAP and, therefore, did not have an impact on the Company’s consolidated financial statements.

In April 2009, the FASB established guidance under FASB ASC Paragraph 820-10-65-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides guidance on determining fair values for assets or liabilities when there is no active market or where the price inputs being used represent distressed sales. The guidance reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and determining fair values when markets have become inactive. The guidance became effective for interim and annual reporting periods ending after June 15, 2009. Upon adoption of this guidance during the second quarter of 2009, there was no material impact on the Company’s consolidated financial statements.

In April 2009, the FASB established guidance under FASB ASC Paragraph 320-10-65-1, Recognition and Presentation of Other-Than-Temporary Impairments, which amended the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The guidance became effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. Upon adoption of this guidance during the second quarter of 2009, there was no material impact on the Company’s consolidated financial statements.

In April 2009, the FASB established guidance under FASB ASC Paragraph 825-10-65-1, Interim Disclosures about Fair Value of Financial Instruments, which requires the disclosure of the fair value of financial instruments in summarized financial information at interim reporting periods for publicly traded companies as well as in annual financial statements. The guidance became effective for interim and annual reporting periods ending after June 15, 2009. Upon adoption of this guidance during the second quarter of 2009, there was no material impact on the Company’s consolidated financial statements.

In May 2009, the FASB established guidance under FASB ASC Topic 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance became effective for interim and annual reporting periods ending after June 15, 2009.  In February 2010, the FASB amended this guidance under Accounting Standard Update (“ASU”) 2010-09, Amendments to Certain Recognition and Disclosure Requirements. The amended guidance removed the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events and was effective upon issuance. The Company performed an evaluation of subsequent events and noted no additional events that warranted disclosure.

In September 2009, the FASB issued FASB ASU 2009-13, Multiple-Deliverable Revenue Arrangements, which addresses criteria for separating consideration in multiple-element arrangements. The guidance requires companies allocating the overall consideration to each deliverable to use an estimated selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price for the deliverables. This guidance will be effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted. The Company has not determined the effect that the adoption of this guidance will have on its consolidated financial statements.

In September 2009, the FASB issued FASB ASU 2009-14, Certain Revenue Arrangements that Include Software Elements, which excludes from the scope of the FASB’s software revenue guidance tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. This guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. If a company chooses to early adopt this guidance and the adoption is not at the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of the fiscal year. The Company has not determined the effect that the adoption of this guidance will have on its consolidated financial statements.

In January 2010, the FASB issued FASB ASU 2010-06, Improving Disclosures About Fair Value Measurements, which amends FASB ASC 820. The updated guidance requires new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The guidance also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The guidance became effective for interim and annual reporting periods beginning on or after December 15, 2009, with an exception for the disclosures of purchases, sales, issuances and settlements on the roll-forward of activity in Level 3 fair value measurements. Those disclosures will be effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Upon adopting the guidance, there was no material impact on the Company’s consolidated financial statements.

15. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

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

	2009
	Quarter Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
Total revenues	$29,476	$32,895	$33,170	$35,877
Gross profit	20,446	22,346	23,671	25,102
Operating income	2,471	2,979	4,278	4,770
Net income	1,223	2,097	2,803	2,519

Net income per share:
Basic	$0.07	$0.12	$0.16	$0.15
Diluted	0.07	0.12	0.15	0.14

Shares used to compute net income per share:
Basic	16,948	17,015	17,148	17,267
Diluted	17,635	18,070	18,486	18,643

	2008
	Quarter Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
Total revenues	$29,483	$30,610	$30,056	$31,257
Gross profit	20,456	20,613	20,295	20,904
Operating income	1,369	1,291	1,571	2,718
Net income	1,117	845	924	1,452

Net income per share:
Basic	$0.06	$0.05	$0.05	$0.09
Diluted	0.06	0.04	0.05	0.08

Shares used to compute net income per share:
Basic	17,940	17,972	17,976	17,082
Diluted	19,216	19,077	18,855	17,711

Interactive Intelligence, Inc.
Schedule II – Valuation and Qualifying Accounts
For the Years Ended December 31, 2009, 2008 and 2007

Description	Balance at Beginning of Period	Charged (Credited) to Revenue and Expenses, net	Reduction of Allowance (1)	Balance at End of Period
Allowance for Doubtful Accounts Receivable:
2009	$1,004,000	$627,000	$537,000	$1,094,000
2008	$1,076,000	$1,258,000	$1,330,000	$1,004,000
2007	$596,000	$1,589,000	$1,109,000	$1,076,000

(1)	Uncollectible accounts written off, net of recoveries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a)	Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009, pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

The Company’s  management (with the participation and under the supervision of the Company’s principal executive and principal financial officers) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation and the criteria in Internal Control—Integrated Framework issued by COSO, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009. The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, as stated in their report dated March 16, 2010, which is included in Item 8 of Part II of this Annual Report on Form 10-K.

(c)        Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)        Attestation Report of Independent Registered Public Accounting Firm

See Independent Registered Public Accounting Firm report in Item 8 of Part II of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION.

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item concerning our directors and executive officers, audit committee members and financial expert, code of ethics, disclosure of delinquent Section 16 filers and shareholder director nomination procedures is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2010, which will be filed with the SEC no later than 120 days after December 31, 2009.

The following is the current biographical information with respect to our directors and our executive officers:

Board of Directors	Executive Officers

Donald E. Brown, M.D.	Donald E. Brown, M.D.
Chairman of the Board, President and Chief Executive Officer	Chairman of the Board, President and Chief Executive Officer

Richard G. Halperin	Gary R. Blough
Former Chief Executive Officer of Coherent Networks International Inc.	Executive Vice President of Worldwide Sales
(GIS software company)
William J. Gildea III
Edward L. Hamburg * ^	Vice President of Business Development
Venture Partner, Morgan Stanley Private Equity; Former Executive Vice
President of Corporate Operations, Chief Financial Officer and Corporate	Stephen R. Head
Secretary of SPSS Inc. (provider of predictive analytics software technology and services)	Chief Financial Officer, Vice President, Finance and Administration,
Secretary and Treasurer
Michael C. Heim * +
Senior Vice President, Information Technology and Chief Information Officer,	Hans W. Heltzel
Eli Lilly and Company (pharmaceuticals company)	Vice President of Support and Professional Services

Mark E. Hill +^	Pamela J. Hynes
Managing Partner, Collina Ventures, LLC (private investment company)	Vice President of Customer Services

Richard A. Reck *+	Joseph A. Staples
President, Business Strategy Advisors, LLC (business strategy consultancy)	Chief Marketing Officer

* Member of Audit Committee
+ Member of Compensation and Stock Option Committee
^ Member of Nominating and Corporate Governance Committee

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item concerning remuneration of our executive officers and directors, material transactions involving such executive officers and directors and Compensation Committee interlocks, as well as the Compensation Committee Report and the Compensation Discussion and Analysis, are incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2010, which will be filed with the SEC no later than 120 days after December 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item concerning the stock ownership of management, five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2010, which will be filed with the SEC no later than 120 days after December 31, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item concerning certain relationships and related person transactions, and director independence is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2010, which will be filed with the SEC no later than 120 days after December 31, 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item concerning the fees and services of our independent registered public accounting firm and our Audit Committee actions with respect thereto is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2010, which will be filed with the SEC no later than 120 days after December 31, 2009.

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

The following documents are filed as Exhibits to this Annual Report on Form 10-K or incorporated by reference herein and, pursuant to Rule 12b-32 of the General Rules and Regulations promulgated by the SEC under the Exchange Act, reference is made to such documents as previously filed as exhibits with the SEC.

INDEX TO EXHIBITS

		Incorporated by Reference to
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Restated Articles of Incorporation of the Company, as currently in effect	S-1 (Registration No. 333-79509)	3.1	5/28/1999

3.2	Amended By-Laws of the Company, as currently in effect	8-K	3.2	7/28/2009

10.1	*Restated 1995 Incentive Stock Option Plan, as currently in effect	S-1/A (Registration No. 333-79509)	10.1	7/23/1999

10.2	*1995 Nonstatutory Stock Option Incentive Plan	S-1 (Registration No. 333-79509)	10.2	5/28/1999

10.3	*Amended 1999 Stock Option and Incentive Plan, as currently in effect	8-K	10.3	3/17/08

10.4	*Amended Outside Directors Stock Option Plan, as currently in effect	DEF 14A	Appendix A	4/8/2004

10.5	*Form of Change of Control and Retention Agreement by and between the Company and each of Stephen R. Head, Joseph A. Staples, Pamela J. Hynes, Gary R. Blough and William J. Gildea III	8-K	10.5	3/17/2006

10.6	Asset Purchase Agreement dated as of April 17, 2007 between the Company and Alliance Systems Ltd.	8-K	10.6	4/23/2007

10.8	Patent License Agreement, dated December 31, 2004, between the Company and AudioFAX IP LLC (confidential treatment has been granted for certain portions of this exhibit, and accordingly, those portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission)	10-K	10.8	3/28/2005

10.10	*Employment Agreement, Non-Disclosure and Non-Competition between the Company and Gary R. Blough, dated May 26, 2006	8-K	10.6	5/31/2006

10.11	*Employment Agreement between the Company and Stephen R. Head, dated November 3, 2003	10-K	10.11	3/25/2004

10.13	*(i) Employment Agreement between the Company and Pamela J. Hynes dated November 4, 1996 and the First Amendment to Employment Agreement between the Company and Pamela J. Hynes dated February 23, 2000	10-Q	10.13	5/12/2004

	*(ii) Letter of Assignment between the Company and Pamela J. Hynes, dated as of January 2, 2007	10-K	10.20	3/15/2007

10.14	*Stock Option Agreement between the Company and Donald E. Brown, M.D., dated September 22, 1998	S-1 (Registration No. 333-79509)	10.14	5/28/1999

INDEX TO EXHIBITS

		Incorporated by Reference to
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
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
		10-K	10.16(ii)	3/17/2008

	(iii) Third Lease Amendment, dated June 19, 2007, between the Company and Duke Realty Limited Partnership (formerly Duke-Weeks Realty Limited Partnership)	8-K	10	6/25/2007

	(iv) Fourth Lease Amendment, dated March 14, 2008, between the Company and Duke Realty Limited Partnership (formerly Duke-Weeks Realty Limited Partnership)	10-Q	10.16	5/12/2008

10.18	Consolidated Subordinated Promissory Note made by the Company in favor of Donald E. Brown, M.D., dated May 1, 1999	S-1 (Registration No. 333-79509)	10.18	5/28/1999

10.21	*Form of Agreement for Incentive Stock Options under 1999 Stock Option and Incentive Plan	10-K	10.21	3/17/2008

10.22	*Form of Agreement for Nonqualified Stock Options under 1999 Stock Option and Incentive Plan	10-K	10.21	3/17/2008

10.23	Form of Indemnity Agreement between the Company and each of its directors and executive officers	S-1/A (Registration No. 333-79509)	10.23	7/14/1999

10.24	*Form of Agreement for Outside Directors Stock Option under Outside Directors Stock Option Plan	10-Q	10.24	11/15/2004

10.25	*Employment Agreement dated January 3, 2005 between the Company and Joseph A. Staples	8-K	10.25	1/6/2005

10.26	*Summary of Certain Director and Executive Officer Compensation				X

10.28	*Amended Interactive Intelligence, Inc. Employee Stock Purchase Plan, as currently in effect	8-K	10.28	1/5/2006

10.29	*Interactive Intelligence, Inc. 401(k) Savings Plan	S-8 (Registration No. 333-33772)	4.3	3/31/2000

10.33	*Interactive Intelligence, Inc. 2006 Equity Incentive Plan, as Amended May 30, 2008	8-K	10.33	6/4/2008

INDEX TO EXHIBITS

Incorporated by Reference to
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.35	*Form of Incentive Stock Option Agreement under 2006 Equity Incentive Plan	8-K	10.35	2/22/2007

10.36	*Form of Nonqualified Stock Option Agreement under 2006 Equity Incentive Plan	8-K	10.36	2/22/2007

10.37	*Form of Non-Employee Director Stock Option Agreement under 2006 Equity Incentive Plan	10-Q	10.37	8/9/2007

10.38	*Form of Non-Employee Director Change of Control Agreement	10-Q	10.38	8/9/2007

10.40	*Employment Agreement dated March 4, 2008 between the Company and William J. Gildea, III				X

21	Subsidiaries of the Company as of December 31, 2009				X

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm				X

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of the Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of the Chief Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

*	The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Interactive Intelligence, Inc.
(Registrant)

Date: March 16, 2010	By:	/s/ Stephen R. Head
Stephen R. Head
Chief Financial Officer, Vice President of Finance and Administration, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITY	DATE

/s/ Donald E. Brown, M.D.	Chairman of the Board of Directors,	March 16, 2010
Donald E. Brown, M.D.	President, Chief Executive Officer
(Principal Executive Officer)

/s/ Stephen R. Head	Chief Financial Officer,	March 16, 2010
Stephen R. Head	Vice President of Finance and Administration, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Richard G. Halperin	Director	March 16, 2010
Richard G. Halperin

/s/ Edward L. Hamburg, Ph. D.	Director	March 16, 2010
Edward L. Hamburg, Ph. D.

/s/ Mark E. Hill	Director	March 16, 2010
Mark E. Hill

/s/ Michael C. Heim	Director	March 16, 2010
Michael C. Heim

/s/ Richard A. Reck	Director	March 16, 2010
Richard A. Reck