Form 10-Q
period 2010-03-31
INTERACTIVE INTELLIGENCE INC
filed 2010-05-10
CIK 1083318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

____________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 30, 2010, there were 17,445,110 shares outstanding of the registrant’s common stock, $0.01 par value.

 i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements.

Interactive Intelligence, Inc.
Condensed Consolidated Balance Sheets
 As of March 31, 2010 and December 31, 2009
(In thousands, except share and per share amounts)

	March 31, 2010	December 31, 2009
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$49,679	$48,497
Short-term investments	21,721	16,482
Accounts receivable, net of allowance for doubtful accounts of $1,287 at March 31, 2010 and $1,094 at December 31, 2009	26,982	32,092
Deferred tax assets, net	5,808	5,808
Prepaid expenses	6,322	5,976
Other current assets	3,982	3,935
Total current assets	114,494	112,790
Property and equipment, net	8,482	8,499
Deferred tax assets, net	6,655	6,505
Other assets, net	4,792	4,874
Total assets	$134,423	$132,668

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$10,823	$11,903
Accrued compensation and related expenses	3,642	4,946
Deferred product revenues	4,990	5,567
Deferred services revenues	36,835	36,225
Total current liabilities	56,290	58,641
Deferred revenue	5,558	6,420
Total liabilities	61,848	65,061

Commitments and contingencies (Note 7)	--	--

Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	--	--
Common stock, $0.01 par value; 100,000,000 shares authorized; 17,389,352 issued and outstanding at March 31, 2010, 17,276,990 issued and outstanding at December 31, 2009	174	173
Treasury stock, at cost: 703,512 shares as of March 31, 2010, 815,875 shares as of December 31, 2009	(5,312)	(6,242)
Additional paid-in capital	95,120	92,815
Accumulated deficit	(17,407)	(19,139)
Total shareholders’ equity	72,575	67,607
Total liabilities and shareholders’ equity	$134,423	$132,668

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.
Condensed Consolidated Statements of Income (unaudited)
For the Three Months Ended March 31, 2010 and 2009
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
		(Note 1)
Revenues:
Product	$15,687	$13,050
Services	19,336	16,426
Total revenues	35,023	29,476
Cost of revenues:
Product	4,799	3,528
Services	5,597	3,502
Total cost of revenues	10,396	9,030
Gross profit	24,627	20,446
Operating expenses:
Sales and marketing	10,352	9,214
Research and development	6,425	5,626
General and administrative	3,861	3,189
Total operating expenses	20,638	18,029
Operating income	3,989	2,417
Other income (expense):
Interest income, net	42	108
Other income (expense)	(775)	(424)
Total other income (expense)	(733)	(316)
Income before income taxes	3,256	2,101
Income tax expense	1,388	878
Net income	$1,868	$1,223

Net income per share:
Basic	$0.11	$0.07
Diluted	0.10	0.07

Shares used to compute net income per share:
Basic	17,320	16,948
Diluted	18,708	17,635

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.
Condensed Consolidated Statement of Shareholders’ Equity (unaudited)
For the Three Months Ended March 31, 2010
(In thousands)

	Common Stock		Additional Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balances, December 31, 2009	17,277	$173	$92,815	$(6,242)	$(19,139)	$67,607

Stock-based compensation	--	--	1,012	--	--	1,012
Exercise of stock options	104	1	(24)	858	(144)	691
Issuances of common stock	8	--	78	72	8	158
Tax benefits from stock-based payment arrangements	--	--	1,251	--	--	1,251
Comprehensive income:
Net income	--	--	--	--	1,868	1,868
Net unrealized investment gain	--	--	(12)	--	--	(12)
Total comprehensive income	--	--	(12)	--	1,868	1,856
Balances, March 31, 2010	17,389	$174	$95,120	$(5,312)	$(17,407)	$72,575

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
For Three Months Ended March 31, 2010 and 2009
(In thousands)

	Three Months Ended March 31,
	2010	2009
Operating activities:
Net income	$1,868	$1,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,030	1,055
Stock-based compensation expense	1,012	847
Tax benefits from stock-based payment arrangements	(1,251)	--
Deferred income tax	(150)	670
Accretion of investment income	27	5
Changes in operating assets and liabilities:
Accounts receivable	5,110	4,215
Prepaid expenses	(346)	443
Other current assets	(47)	(817)
Other assets	82	72
Accounts payable and accrued liabilities	143	(1,251)
Accrued compensation and related expenses	(1,304)	(957)
Deferred product revenues	(615)	(413)
Deferred services revenues	(214)	(682)
Net cash provided by operating activities	5,345	4,410

Investing activities:
Sales of available-for-sale investments	2,550	7,800
Purchases of available-for-sale investments	(7,828)	(897)
Purchases of property and equipment	(985)	(266)
Unrealized loss on investment	--	(2)
Net cash (used in) provided by investing activities	(6,263)	6,635

Financing activities:
Proceeds from stock options exercised	691	111
Proceeds from issuance of common stock	158	69
Tax benefits from stock-based payment arrangements	1,251	--
Net cash provided by financing activities	2,100	180

Net increase in cash and cash equivalents	1,182	11,225
Cash and cash equivalents, beginning of year	48,497	34,705
Cash and cash equivalents, end of year	$49,679	$45,930

Cash paid during the year for:
Interest	$1	$--
Income taxes	318	150

Other non-cash item:
Purchase of property and equipment payable at end of period	$57	$51

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2010 and 2009 (unaudited)

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

The Company’s accompanying condensed consolidated financial statements as of December 31, 2009 have been derived from the Company’s audited consolidated financial statements at that date but do not include all of the information and notes required by U.S. GAAP for complete financial statements. These accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2009, included in the Company’s most recent Annual Report on Form 10-K as filed with the SEC on March 16, 2010. The Company’s results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

Reclassifications and Adjustments

Effective April 1, 2009, the Company began presenting gains and losses resulting from foreign currency fluctuations within other income, net. Previously, the Company included a portion of these gains and losses within operating expense. The Company changed its presentation as such gains and losses arising from the adjustment of foreign currency fluctuations are incidental to its operations. The Company reclassified $126,000 of foreign currency losses for the three months ended March 31, 2009 from operating expense to other income, net on the accompanying condensed consolidated statements of income. This reclassification did not have any impact on the overall results previously reported.

2.	SUMMARY OF CERTAIN ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

The Company’s interim critical accounting policies and estimates include the recognition of income taxes using an estimated annual effective tax rate.  For a complete summary of the Company’s other significant accounting policies and other critical accounting estimates, refer to Note 2 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

During the three months ended March 31, 2010, there were no material changes to the Company’s significant accounting policies or critical accounting estimates.

In May 2009, the Financial Accounting Standards Board (“FASB”) established guidance under FASB Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance became effective for interim and annual reporting periods ending after June 15, 2009.  In February 2010, the FASB amended this guidance under Accounting Standard Update (“ASU”) 2010-09, Amendments to Certain Recognition and Disclosure Requirements. The amended guidance removed the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events and was effective upon issuance.

In September 2009, the FASB issued FASB ASU 2009-13, Multiple-Deliverable Revenue Arrangements, which addresses criteria for separating consideration in multiple-element arrangements. The guidance requires companies allocating the overall consideration to each deliverable to use an estimated selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price for the deliverables. This guidance will be effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted. The Company anticipates adopting this guidance on January 1, 2011 and has not determined the effect that the adoption of this guidance will have on its condensed consolidated financial statements.

In September 2009, the FASB issued FASB ASU 2009-14, Certain Revenue Arrangements that Include Software Elements, which excludes from the scope of the FASB’s software revenue guidance tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. This guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. If a company chooses to early adopt this guidance and the adoption is not at the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of the fiscal year. The Company anticipates adopting this guidance on January 1, 2011 and has not determined the effect that the adoption of this guidance will have on its condensed consolidated financial statements.

In January 2010, the FASB issued FASB ASU 2010-06, Improving Disclosures About Fair Value Measurements, which amends FASB ASC Topic 820, Fair Value Measurements and Disclosures (“FASB ASC 820”). The updated guidance requires new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. For additional detail describing each of the three levels, see Note 3 below. The guidance also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The guidance became effective for interim and annual reporting periods beginning on or after December 15, 2009, with an exception for the disclosures of purchases, sales, issuances and settlements on the roll-forward of activity in Level 3 fair-value measurements. Those disclosures will be effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Upon adopting this guidance, there was no material impact on the Company’s condensed consolidated financial statements.

3.	FAIR VALUE MEASUREMENTS

FASB ASC 820, as amended, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes the following three levels of inputs that may be used to measure fair value:

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

The following table sets forth a summary of the Company’s financial assets, classified as cash and cash equivalents and short-term investments on its condensed consolidated balance sheet, measured at fair value on a recurring basis as of March 31, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash & cash equivalents:
Money Market Funds	$19,189	$19,189	$--	$--

Short-term investments:
Commercial Paper	$4,246	$--	$4,246	$--
Agency Bonds	4,891	--	4,891	--
Corporate Notes	6,196	--	6,196	--
T-Bills	6,388	--	6,388	--
Total	$21,721	$--	$21,721	$--

4.	NET INCOME PER SHARE

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

	Three Months Ended March 31,
	2010	2009
Net income, as reported (A)	$1,868	$1,223

Weighted-average outstanding shares of common stock (B)	17,320	16,948
Dilutive effect of stock options	1,388	687
Common stock and common stock equivalents (C)	18,708	17,635

Net income per share:
Basic (A/B)	$0.11	$0.07
Diluted (A/C)	0.10	0.07

The Company’s calculation of diluted net income per share for the three months ended March 31, 2010 and 2009 excludes stock options to purchase approximately 796,000 and 1.8 million shares of the Company’s common stock, respectively, as their effect would be anti-dilutive.

5.	STOCK-BASED COMPENSATION

Stock Option Plans

The Company’s Stock Option Plans, adopted in 1995, 1999 and 2006, authorize the Board of Directors or the Compensation Committee, as applicable, to grant incentive and nonqualified stock options, and, in the case of the 2006 Equity Incentive Plan, as amended (the “2006 Plan”), stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards. After adoption of the 2006 Plan by the Company’s shareholders in May 2006, the Company may no longer make any grants under previous plans, but any shares subject to awards under the 1999 Stock Option and Incentive Plan and the Outside Directors Stock Option Plan (collectively, the “1999 Plans”) that are cancelled are added to shares available under the 2006 Plan. A maximum of 5,850,933 shares are available for delivery under the 2006 Plan, which consists of (i) 2,150,000 shares, plus (ii) 320,000 shares available for issuance under the 1999 Plans, but not underlying any outstanding stock options or other awards under the 1999 Plans, plus (iii) up to 3,380,933 shares subject to outstanding stock options or other awards under the 1999 Plans that expire, are forfeited or otherwise terminate unexercised on or after May 18, 2006. The number of shares available under the 2006 Plan is subject to adjustment for certain changes in the Company’s capital structure. The exercise price of options granted under the 2006 Plan is equal to the closing price of the Company’s common stock, as reported by The NASDAQ Global Select Market, on the business day immediately preceding the date of grant. During the first quarter of 2010, the Company’s Board of Directors approved an increase of 1,200,000 shares available for grant under the 2006 Plan, which increase is subject to shareholder approval at the Company’s Annual Meeting of Shareholders to be held on May 20, 2010.

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

Commencing in May 2009, the Company began granting its non-employee directors options annually that are similar to the non-performance-based options described above except the director options vest one year after the grant date (“annual director options”). The fair value of these annual director option grants is determined on the date of the grant and the related compensation expense is recognized over one year. Prior to May 2009, non-employee directors received non-performance-based stock options that vested over four years.

The plans may be terminated by the Company’s Board of Directors at any time.

Stock-Based Compensation Expense Information

The following table summarizes the allocation of stock-based compensation expense related to employee and director stock options under FASB ASC Topic 718, Compensation – Stock Compensation for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Stock-based compensation expense by category:
Cost of services	$79	$65
Sales and marketing	324	308
Research and development	298	245
General and administrative	311	229
Total stock-based compensation expense	$1,012	$847

Valuation Assumptions

The Company estimated the fair value of stock options using the Black-Scholes valuation model. There were no material changes in the way the assumptions were calculated as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  There were no annual director options granted during the three months ended March 31, 2010 and 2009. The weighted-average estimated per option value of non-performance-based and performance-based options granted during the three months ended March 31, 2010 and 2009 used the following assumptions:

	Three Months Ended March 31,
Valuation assumptions for non-performance-based options:	2010	2009
Dividend yield	--%	--%
Expected volatility	69.10%	67.88%
Risk-free interest rate	2.06%	1.64%
Expected life of option (in years)	4.25 years	4.25 years

Prior to May 2009, directors were granted options that vested over four years. The fair value of these options was estimated using the non-performance-based option valuation assumptions set forth above.

	Three Months Ended March 31,
Valuation assumptions for performance-based options:	2010	2009
Dividend yield	--%	--%
Expected volatility	67.81%	67.35%
Risk-free interest rate	2.30%	1.77%
Expected life of option (in years)	4.75 years	4.75 years

Stock Option Activity

The following table sets forth a summary of option activity for the three months ended March 31, 2010:

	As of March 31, 2010
	Options	Weighted- Average Exercise Price

Balances, beginning of year	3,425,743	$9.36
Options granted	521,500	19.66
Options exercised	(103,832)	6.65
Options cancelled, forfeited or expired	(1,750)	33.44
Options outstanding	3,841,661	10.78
Option price range	$2.51 - $43.88
Weighted-average fair value of options granted	$10.71
Options exercisable	2,470,121	$8.58
Options available for grant	393,794

6.	CONCENTRATION OF CREDIT RISK

One partner accounted for 10% of the Company’s accounts receivable as of March 31, 2010 and the same partner accounted for 13% of the Company’s accounts receivable as of December 31, 2009. No customer or partner accounted for 10% or more of the Company’s revenues for the three months ended March 31, 2010 and 2009, and no country other than the United States accounted for more than 10% of the Company's revenues in either period.

7.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company is involved in certain legal proceedings in the ordinary course of conducting its business, including but not limited to infringement of proprietary rights claims by competitors and other technology providers. While the ultimate liability pursuant to these actions cannot currently be determined, the Company believes these legal proceedings will not have a material adverse effect on its financial position or results of operations. Litigation in general, and intellectual property litigation in particular, can be expensive and disruptive to normal business operations.

Guarantees

The Company provides indemnifications of varying scope and amounts to certain customers against claims of intellectual property infringement made by third parties arising from the use of its products. The Company’s software license agreements, in accordance with FASB ASC Topic 460, Guarantees, include certain provisions for indemnifying customers, in material compliance with their license agreement, against liabilities if the Company’s software products infringe upon a third party's intellectual property rights, over the life of the agreement. The Company is not able to estimate the potential exposure related to the indemnification provisions of its license agreements but has not incurred expenses under these indemnification provisions. The Company may at any time and at its option and expense:  (i) procure the right of the customer to continue to use the Company’s software that may infringe a third party’s rights; (ii) modify its software so as to avoid infringement; or (iii) require the customer to return its software and refund the customer the fee actually paid by the customer for its software less depreciation based on a five-year straight-line depreciation schedule. The customer’s failure to provide timely notice or reasonable assistance will relieve the Company of its obligations under this indemnification to the extent that it has been actually and materially prejudiced by such failure. To date, the Company has not incurred, nor does it expect to incur, any material related costs and, therefore, has not reserved for such liabilities.

The Company’s software license agreements also include a warranty that its software products will substantially conform to its software user documentation for a period of one year, provided the customer is in material compliance with the software license agreement. To date, the Company has not incurred any material costs associated with these product warranties, and as such, has not reserved for any such warranty liabilities.

Lease Commitments and Other Contingencies

The Company leases space for its world headquarters in Indianapolis, Indiana under an operating lease agreement and amendments which expire on March 31, 2018. The Company also has multiple leases for offices and other space throughout the world. The office space for sales, services, development and international offices are rented under month-to-month leases. In accordance with FASB ASC Topic 840, Leases, rental expense is recognized ratably over the lease period, including those leases containing escalation clauses.

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

The following table sets forth the items accounting for the difference between expected income tax benefit (expense) at the 35% federal statutory rate compared to actual income tax benefit (expense) recorded in the Company’s condensed consolidated financial statements (in thousands):

	Three Months Ended March 31,
	2010	2009
Expected income tax expense at 35% tax rate	$(1,139)	$(735)
State taxes, net of federal benefit	(237)	(116)
Stock-based compensation expense related to non-deductible stock option expense	(99)	(140)
Research tax credit	--	63
Disqualifying dispositions	80	--
Other	7	50
Income tax benefit (expense)	$(1,388)	$(878)

FASB ASC Topic 740, Income Taxes, prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company has identified an uncertain tax position related to certain tax credits that the Company currently believes meets the “more likely than not” recognition threshold to be sustained upon examination. Prior to the fourth quarter of 2007, this uncertain tax position had not been recognized because the Company had a full valuation allowance established.  The balance of the reserve was approximately $910,000 at December 31, 2009. As of March 31, 2010, the reserve had not changed.

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

During 2009, the Company utilized its remaining net operating loss deferred tax asset generated in prior years and began utilizing operating losses generated from the exercise of stock options. The Company does not have a deferred tax asset on its balance sheet for the tax benefits from these deductions, and the reduction in taxes payable related to the use of these deductions is recorded as a credit to additional paid-in capital. At March 31, 2010, the Company had approximately $8.1 million in stock-based compensation deductions available to offset taxable income and $5.9 million of alternative minimum tax, federal and state research tax credit carryforwards and foreign tax credits available to offset taxes payable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide our investors with an understanding of our past performance, our financial condition and our prospects and should be read in conjunction with other sections of this Quarterly Report on Form 10-Q. Investors should carefully review the information contained in this report under Part II, Item 1A “Risk Factors” and in the Part I, Item 1A “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The following will be discussed and analyzed:

•	Forward-Looking Information

•	Overview

•	Financial Highlights

•	Historical Results of Operations

•	Comparison of Three Months Ended March 31, 2010 and 2009

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

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

We are a leading provider of software application suites for Voice over Internet Protocol (“VoIP”) business communications and are increasingly leveraging our leadership position in the worldwide contact center market to offer our solutions to enterprises. Businesses and organizations, including those that employ remote and mobile workers, utilize our solutions in industries including, but not limited to, teleservices, financial services (banks, credit unions, accounts receivable management), insurance, higher education, healthcare, retail, technology, government and business services. Our innovative software products and services are designed for:

•	Multichannel contact management and business communications (voice and messaging) using the Session Initiation Protocol (“SIP”) global communications standard that supports VoIP;

•	Business process automation (“BPA”) using a communications-based approach; and

•	Content management, including document as well as workflow management.

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

For further information on our business and the products and services we offer, refer to the Part I, Item 1 “Business” section of our Annual Report on Form 10-K for the year ended December 31, 2009.

Our management monitors certain key measures to assess our financial results. In particular, we track trends on product orders, contracted professional services, and CaaS orders from quarter to quarter and in comparison to the prior year actual results and current year plan amounts. We also review leading market indicators to look for trends in economic conditions. As noted below, macroeconomic conditions have materially affected the orders we received in certain of our recent quarters. In addition to orders and revenues, management reviews costs of revenue and operating expenses including staffing levels which affect salaries, our largest expense, to ensure we are managing new expenditures and controlling costs. For additional discussions regarding trends and our expectations for 2010, see “Financial Highlights” beginning on page 12.

In addition to the above, our management monitors diluted earnings per share (“EPS”), which is a key measure of performance that is also used by analysts and investors, on both a GAAP and non-GAAP basis. Management uses non-GAAP EPS, net income and operating income, which exclude non-cash stock option and non-cash income tax expense, to analyze our business. These measures are not in accordance with, or an alternative for, GAAP and may be different from non-GAAP measures used by other companies. Stock-based compensation expense is non-cash and income tax expense is primarily non-cash. We believe that the presentation of non-GAAP results, when shown in conjunction with corresponding GAAP measures, provides useful information to our management and investors regarding financial and business trends related to our results of operations. Further, our management believes that these non-GAAP measures improve management’s and investors’ ability to compare our financial performance with other companies in the technology industry. Because stock-based compensation expense and non-cash income tax expense amounts can vary significantly between companies, it is useful to compare results excluding these amounts. Our management also uses financial statements that exclude stock-based compensation expense related to stock options and non-cash income tax expense for our internal budgets.

Reconciliations of these non-GAAP measures to the most directly comparable GAAP measures are included below (in thousands, except per share amounts):

	Three Months Ended March 31,
	2010	2009

Net income, as reported	$1,868	$1,223
Non-cash stock-based compensation expense:
Cost of services	79	65
Sales and marketing	324	308
Research and development	298	245
General and administrative	311	229
Total	1,012	847
Non-cash income tax expense	1,241	799
Non-GAAP net income	$4,121	$2,869

Operating income, as reported	$3,989	$2,417
Non-cash stock-based compensation expense	1,012	847
Non-GAAP operating income	$5,001	$3,264

Diluted EPS, as reported	$0.10	$0.07
Non-cash stock-based compensation expense	0.05	0.05
Non-cash income tax expense	0.07	0.04
Non-GAAP diluted EPS	$0.22	$0.16

Financial Highlights

The table below shows our total revenues (in millions) for the most recent five quarters and the years ended December 31, 2009, 2008 and 2007 and the percentage change over the previous period.

Period	Revenues	Sequential Growth %
Three Months Ended:
March 31, 2010	$35.0	(3)%
December 31, 2009	35.9	8%
September 30, 2009	33.2	1%
June 30, 2009	32.9	12%
March 31, 2009	29.5	(6)%

Year Ended December 31:
2009	$131.4	8%
2008	121.4	10
2007	109.9	32

For the three months ended March 31, 2010, our revenues increased by 19% and our net income increased by 53% compared to the same period in 2009. Consistent with historical trends, our revenues declined sequentially from the fourth quarter of 2009 to the first quarter of 2010. Factors affecting our revenue performance in any particular year include macroeconomic conditions, customer budget constraints and seasonal buying patterns, the availability of personnel to implement our solutions, and willingness of customers to implement critical telecommunications systems. Revenues in any particular period can greatly fluctuate from other periods. We continue to see signs of economic recovery including more willingness from prospective customers to commit to new capital purchases compared to a year ago. We believe that we are experiencing shorter sales cycles and growing pipelines.

Product revenues increased by $2.6 million during the three months ended March 31, 2010 compared to the same period in 2009 primarily due to a 35% increase in the dollar amount of product orders from both new and existing customers across all three of the major geographies in which we operate. Services revenues increased by $2.9 million during the three months ended March 31, 2010 compared to the three months ended March 31, 2009 primarily due to increased maintenance and support fees and increased CaaS revenues. We believe our CaaS services revenues and related expenses will continue growing as more customers utilize hosted delivery of software for their information technology.

Cost of products increased by $1.3 million during the three months ended March 31, 2010 compared to the same period in 2009 primarily as a result of an increase in hardware costs. Total operating expenses increased by $2.6 million, or 14%, during the three months ended March 31, 2010 compared to the three months ended March 31, 2009 primarily due to increases in compensation expense as staffing increased in all departments. Other income (expense) increased by $351,000 during the three months ended March 31, 2010 compared to the same period in 2009 as a result of fluctuations in exchange rates.

Historical Results of Operations

The following table presents certain financial data, derived from our unaudited statements of income, as a percentage of total revenues for the periods indicated. The operating results for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the results that may be expected for the full year or for any future period.

	Three Months Ended March 31,
	2010	2009
Revenues:
Product	45%	44%
Services	55	56
Total revenues	100	100
Cost of revenues:
Product	14	12
Services	16	19
Total cost of revenues	30	31
Gross profit	70	69
Operating expenses:
Sales and marketing	30	31
Research and development	18	19
General and administrative	11	11
Total operating expenses	59	61
Operating income	11	8
Other income (expense):
Interest income, net	--	--
Other income (expense), net	(2)	(1)
Total other income (expense)	(2)	(1)
Income before income taxes	9	7
Income tax expense	(4)	(3)
Net income	5%	4%

Comparison of Three Months Ended March 31, 2010 and 2009

Revenues

Primary Sources of Revenues

We generate revenues from: (i) product revenues, which include licensing the right to use our software applications and, in certain instances, selling hardware as a part of our solutions; and (ii) services revenues, which include support fees from perpetual license agreements, renewal fees from annually renewable license agreements, professional services fees, educational services fees, and fees from our CaaS offering. Our revenues are generated by direct sales to customers and through our partner channel.

Product Revenues	Three Months Ended March 31,
	2010	2009
	($ in thousands)
Product revenues	$15,687	$13,050
Change from prior year period	20%	(12)%
Percentage of total revenues	45%	44%

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

Product revenues increased by $2.6 million during the three months ended March 31, 2010 compared to the same period in 2009 primarily due to a 35% increase in the dollar amount of orders from both new and existing customers. The increase in orders was experienced in all three major geographies in which we operate. During the first quarter of 2010, we received two orders that were greater than $1.0 million and ten orders greater than $250,000 compared to no orders greater than $1.0 million and nine orders greater than $250,000 during the same period in 2009. We continue to see signs of economic recovery as evidenced by our strong order growth year-over-year.

During the fourth quarter of 2009, we received one order from our partner channel which is expected to generate product revenues greater than $2.9 million in 2010. During the first quarter of 2010, we recognized $1.8 million in product revenues, including $617,000 related to hardware revenue, and anticipate recognizing $1.1 million during the remainder of 2010.

Product revenues can fluctuate from period to period depending on the mix of contracts sold between perpetual licenses and annually renewable licenses. While the majority of our product licenses are perpetual, we have certain customers, whose original license contracts were signed prior to 2004, with renewable term licenses. Generally, orders for perpetual licenses result in a significant portion of the contract value being recognized when received if recognition criteria are satisfied, while renewable term licenses are recognized ratably over the term of the agreement, generally one year. Perpetual license orders, which typically have a significant portion of the revenue recognized immediately, were 89% of total product orders during the first quarter of 2010 compared to 83% during the first quarter of 2009. The impact of the mix of contracts on our product revenues occurs only in the year of a product order; subsequent renewal fees received for annually renewable licenses and renewal support fees for perpetual contracts are all allocated entirely to services revenues.

Services Revenues	Three Months Ended March 31,
	2010	2009
	($ in thousands)
Services revenues	$19,336	$16,426
Change from prior year period	18%	12%
Percentage of total revenues	55%	56%

Services revenues include the portion of license arrangements allocated to maintenance and support from annually renewable and perpetual contracts, renewals of annually renewable licenses and maintenance contracts, and revenues from professional services, CaaS and education. Revenues related to our renewal and support fees represented approximately 75% and 76% our total services revenues for the three months ended March 31, 2010 and 2009, respectively.

Services revenues increased by $2.9 million during the three months ended March 31, 2010 compared to the same period in 2009, primarily due to increased maintenance and support fees of $2.0 million resulting from continued growth in our installed base of customers. We believe our installed base of customers and resulting revenues will continue to grow. In addition, CaaS revenues increased $528,000 or 64% for the three months ended March 31, 2010 compared to the same period in 2009. We received one CaaS order greater than $1.0 million and three CaaS orders greater than $250,000 in the first quarter of 2010. The revenues from these orders will be recognized ratably over the life of the CaaS contract, which is typically three to four years. As a result, our unrecognized CaaS revenues have continued to increase as we have signed new CaaS contracts. This amount of unrecognized revenues totaled more than $6.3 million as of March 31, 2010 and was not included in deferred revenue. Although some costs related to CaaS are fixed, others are variable based on usage and call volume, and therefore, we would expect our services expenses to increase as the revenues from these orders are recognized over the next three to four years. We believe our CaaS services revenues will continue growing as more customers utilize hosted delivery of software for their information technology needs instead of licensing software and purchasing hardware and hiring additional technical employees.

Services revenues have and will fluctuate based on dollar amount of orders and license renewals, the number of attendees at our educational classes, the amount of assistance our customers and partners need for implementation and installation and CaaS adoption. The actual percentage fee charged for renewal of annually renewable licenses and perpetual support agreements as compared to the initial annually renewable license fee and perpetual license, respectively, is comparable on a relative percentage basis, and therefore, the mix of these types of contracts in the future is not expected to impact our future services revenues. Renewal rates for license and support fees in the first quarter of 2010 were consistent with prior periods.

Cost of Revenues	Three Months Ended March 31,
	2010	2009
	($ in thousands)
Cost of revenues:
Product	$4,799	$3,528
Services	5,597	5,502
Total cost of revenues	$10,396	$9,030
Change from prior year period	15%	--%
Product cost as a % of product gross revenues	31%	27%
Services cost as a % of services gross revenues	29%	33%

Cost of product consist of hardware costs (including media servers and Interaction Gateway appliances that we develop, as well as servers, telephone handsets and gateways that we purchase and resell), royalties for third-party software and other technologies included in our solutions, personnel costs and product distribution facility costs. Cost of product can fluctuate depending on which software applications are licensed to our customers and partners, the third-party software that is licensed by the end-user from us as part of our software applications and the dollar amount of orders for hardware and appliances.

Cost of product increased $1.3 million during the three months ended March 31, 2010 compared to the same period in 2009, primarily as a result of an increase in hardware costs as more customers purchased our hardware offerings to implement their solutions.

Cost of services consist primarily of compensation expenses for technical support, professional services and educational personnel as well as costs associated with our CaaS offering. Cost of services increased by $95,000 during the three months ended March 31, 2010 compared to the same period in 2009, primarily due to increased compensation expense of $211,000 resulting from additions to our services staff and growth in CaaS expenses of $298,000 related to data center and associated hosting costs. Partially offsetting these increases were decreases in expenses related to employee incentives and reductions in compensation expense for professional services personnel, as more set-up costs are being amortized as CaaS implementations grow. CaaS implementation fees are deferred and recognized ratably over the life of the CaaS contract.

Gross Profit	Three Months Ended March 31,
	2010	2009
	($ in thousands)
Gross profit	$24,627	$20,446
Change from prior year period	20%	--%
Percentage of total revenues	70%	69%

Gross profit as a percentage of total revenues in any particular period reflects the amount of product and services revenues recognized and cost of product and services incurred.

Gross profit increased by $4.2 million during the quarter ended March 31, 2010 compared to the same period in 2009 primarily due to a greater percentage increase in product and services revenues compared to the increase in cost of product and services, for the reasons set forth above.

Operating Expenses

Sales and Marketing	Three Months Ended March 31,
	2010	2009
	($ in thousands)
Sales and marketing expenses	$10,352	$9,214
Change from prior year period	12%	(10)%
Percentage of total revenues	30%	31%
Percentage of net product revenues	95%	97%

Sales and marketing expenses primarily include compensation, travel, and promotional costs related to our sales, marketing and channel management operations. These expenses increased $1.1 million during the three months ended March 31, 2010 compared to the same period in 2009, primarily due to an increase in compensation expenses of $995,000 as sales and marketing staffing increased by 9% from a year ago, and higher promotional costs. We expect marketing costs to continue to increase throughout 2010 as we expand our promotional efforts.

Research and Development	Three Months Ended March 31,
	2010	2009
	($ in thousands)
Research and development expenses	$6,425	$5,626
Change from prior year period	14%	13%
Percentage of total revenues	18%	19%

Research and development expenses are comprised primarily of compensation and depreciation expenses. These expenses increased by $799,000 during the three months ended March 31, 2010 compared to the same period in 2009, primarily due to an increase in compensation expense of $770,000 resulting from an 18% increase in research and development staffing. This increase included staff at AcroSoft Corporation, which we acquired in the second quarter of 2009.

We believe that investment in research and development is critical to our future growth, particularly because our competitive position in the marketplace is directly related to the timely development of new and enhanced solutions that are essential to our business. As a result, we expect the dollar amount of research and development expenses will continue to increase in future periods.

General and Administrative	Three Months Ended March 31,
	2010	2009
	($ in thousands)
General and administrative expenses	$3,861	$3,189
Change from prior year period	21%	(19)%
Percentage of total revenues	11%	11%

General and administrative expenses include salary and incentive compensation expense as well as general corporate expenses that are not allocable to other departments, such as legal and other professional fees and bad debt expense.
General and administrative expenses increased by $672,000 during the three months ended March 31, 2010 compared to the same period in 2009. This increase was primarily due to increases in compensation expense of $234,000 related to staff additions and a reduction in the forfeiture rate assumption that we used to calculate the expense during the third quarter of 2009, and bad debt expense of $184,000.

Other Income (Expense)

Interest Income, Net

	Three Months Ended March 31,
	2010	2009
	($ in thousands)
Cash, cash equivalents and short-term investments (average)	$68,190	$47,671
Interest income, gross	42	108
Return on investments	0.3%	0.9%

Interest income, net, primarily consists of interest earned from investments and interest-bearing cash accounts. Interest expense and fees, which are not material for any years reported, are also included in this category.

Interest earned on investments decreased during the three months ended March 31, 2010 compared to the three months ended March 31, 2009, as a result of lower interest rates from decreasing interest yields on investments. During the first quarter of 2010, we held the majority of our liquid investments in money market funds that are secured by low risk government securities.

We continue to monitor the allocation of funds in which we have invested to maximize our return on investment while utilizing safe investment alternatives within our established investment policy. We do not have any investments in subprime assets.

Other Income (Expense)	Three Months Ended March 31,
	2010	2009
	($ in thousands)
Other income (expense)	$(775)	$(424)

Other income (expense) includes foreign currency transaction gains and losses. These gains and losses can fluctuate based on the amount of revenue that is generated in certain international currencies (particularly the Euro), the exchange gain or loss that results from foreign currency disbursements and receipts, and the cash balances and exchange rates at the end of a reporting period. Other expense during the three months ended March 31, 2010 and 2009 included $770,000 and $424,000, respectively, of foreign currency losses. The expense from both quarters reflects the weakening of the Euro and British Pound in relation to the U.S. dollar. We had a portion of our cash balances in Euro deposit accounts and received collections from some of our customers in Euros and British Pounds. During February 2010, we transferred the majority of our Euro cash balances to a U.S. dollar account. The volatility of exchange rate changes and our increasing balances outstanding overseas have resulted in us exploring ways to better hedge against fluctuations in the future, but no hedging strategy was implemented as of March 31, 2010. By reducing the cash held in non-U.S. dollar accounts, we have reduced the future impact of foreign exchange fluctuations.

Income Tax Benefit (Expense)	Three Months Ended March 31,
	2010	2009
	($ in thousands)
Income tax benefit (expense)	$(1,388)	$(878)

For the period ended March 31, 2010, $147,000 of our income tax expense is expected to result in cash payments for state and foreign taxes and the remaining amount will be offset by the utilization of our net operating losses. We have significant remaining credits and losses to offset taxable income and taxes payable as described in Note 8 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Our effective tax rate was 42.6% for the quarter ended March 31, 2010. The tax rate is determined by considering the federal tax rate, rates in various states and international jurisdictions in which we have operations, and a portion of the amount of stock-based compensation that is not deductible for income tax purposes.

Liquidity and Capital Resources

We generate cash from the collections related to licensing our products as well as from selling hardware, renewals of annual licenses and maintenance and support agreements, and the delivery of other services.  During the first quarter of 2010, we also received $691,000 in cash from employees exercising stock options and $158,000 from purchases of common stock under our 2000 Employee Stock Purchase Plan. We use cash primarily for paying our employees (including salaries, commissions and benefits), leasing office space, paying travel expenses, marketing activities, paying vendors for hardware, other services and supplies, and purchasing property and equipment. We expect our capital expenditures to total approximately $3.0 million for 2010 due to furniture and equipment purchases for our increasing number of staff, the addition of new offices and employee on-site dining at our world headquarters. We continue to be debt free.

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

	March 31, 2010	December 31, 2009
	($ in thousands)
Cash and cash equivalents	$49,679	$48,497
Short-term investments	21,721	16,482
Total liquidity	$71,400	$64,979

The amount that we report as cash and cash equivalents or as short-term investments fluctuates depending on investing decisions in each period. Purchases of short-term investments and property and equipment are reported as a use of cash and the related receipt of proceeds upon maturity of investments is reported as a source of cash.

The following table shows cash flows from operating activities, investing activities and financing activities for the stated periods:
	Three Months Ended March 31,
	2010	2009

Beginning cash and cash equivalents	$48,497	$34,705
Cash provided by operating activities	5,345	4,410
Cash provided by (used in) investing activities	(6,263)	6,635
Cash provided by financing activities	2,100	180
Ending cash and cash equivalents	$49,679	$45,930

Cash provided by operating activities during both quarters was generated primarily by our profitability net of ordinary fluctuations in our operating assets and liabilities. The cash used in investing activities during the three months ended March 31, 2010 increased as we began to transfer a small portion of our cash to short-term investments as the rates improved. Cash provided by financing activities during both quarters was due to proceeds from stock options exercised, and for the quarter ended March 31, 2010, was due to tax benefits from stock-based compensation.

Contractual Obligations

As of March 31, 2010, we had additional purchase obligations totaling $297,000 to be paid out over the next year related to the build-out of on-site employee dining at our world headquarters. There have been no other material changes to our contractual obligations as set forth in the Contractual Obligations table disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Off-Balance Sheet Arrangements

Except as set forth in the Contractual Obligations table disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as of March 31, 2010.

    We provide indemnifications of varying scope and amount to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. Our software license agreements, in accordance with FASB ASC Topic 460, Guarantees, include certain provisions for indemnifying customers, in material compliance with their license agreement, against liabilities if our software products infringe upon a third party's intellectual property rights, over the life of the agreement. We are not able to estimate the potential exposure related to the indemnification provisions of our license agreements but have not incurred expenses under these indemnification provisions. We may at any time and at our option and expense:  (i) procure the right of the customer to continue to use our software that may infringe a third party’s rights; (ii) modify our software so as to avoid infringement; or (iii) require the customer to return our software and refund the customer the fee actually paid by the customer for our software less depreciation based on a five-year straight-line depreciation schedule. The customer’s failure to provide timely notice or reasonable assistance will relieve us of our obligations under this indemnification to the extent that we have been actually and materially prejudiced by such failure. To date, we have not incurred, nor do we expect to incur, any material related costs and, therefore, have not reserved for such liabilities.

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

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. Actual results may differ from those estimates and judgments under different assumptions or conditions. We have discussed the critical accounting policies that we believe affect our more significant estimates and judgments used in the preparation of our consolidated financial statements in the “Management’s Discussion and Analysis of Financial Condition and Results of the Operations—Critical Accounting Policies and Estimates” section of our Annual Report on Form 10-K for the year ended December 31, 2009 and in Note 2 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. For a further summary of certain accounting policies, see Note 2 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Foreign Currency Exchange Rates

We transact business in certain foreign currencies including the British Pound and the Euro. However, as a majority of the orders we receive are denominated in U.S. dollars, a strengthening of the U.S. dollar could make our products more expensive and less competitive in foreign markets. We have not historically used foreign currency options or forward contracts to hedge our currency exposures because of variability in the timing of cash flows associated with our larger contracts. We did not have any such hedge instruments in place at March 31, 2010. Rather, we attempt to mitigate our foreign currency risk by generally transacting business and paying salaries in the functional currency of each of the major countries in which we do business, thus creating natural hedges. Additionally, as our business matures in foreign markets, we may offer our products and services in certain other local currencies. If this were to occur, foreign currency fluctuations would have a greater impact on us and may have an adverse effect on our results of operations. For the three months ended March 31, 2010, our foreign currency transaction losses amounted to $775,000.

As of March 31, 2010 and December 31, 2009, we had accounts with Euro balances of approximately $4.5 million and $14.6 million, respectively, British Pound balances of $85,000 and $289,000, respectively, and balances of seven other foreign currencies totaling $450,000 and $371,000, respectively. During the first quarter of 2010, we converted the majority of our Euro and British Pound balances back to U.S. dollars in order to mitigate foreign currency risk.

Interest Rate Risk

We invest cash balances in excess of operating requirements in securities that have maturities of one year or less. The carrying value of these securities approximates market value, and there is no long-term interest rate risk associated with these investments.

Item 4.	Controls and Procedures.

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010, pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The information set forth under “Legal Proceedings” in Note 7 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors.

In addition to the information set forth in this Quarterly Report on Form 10-Q and before deciding to invest in, or retain, shares of our common stock, you also should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. Those risk factors could materially affect our business, financial condition and results of operations.

The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition and results of operations. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 6.	Exhibits.

(a)	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Restated Articles of Incorporation of the Company, as currently in effect	S-1 (Registration No. 333-79509)	3.1	5/28/1999

3.2	Amended By-Laws of the Company, as currently in effect	8-K	3.2	7/28/2009

10.38	Form of Non-Employee Director Change of Control Agreement dated March 29, 2010 by and between Interactive Intelligence, Inc. and Richard G. Halperin	10-Q	10.38	8/9/2007

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of the Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of the Chief Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Interactive Intelligence, Inc. (Registrant)

Date: May 10, 2010	By:	/s/ Stephen R. Head
Stephen R. Head Chief Financial Officer, Vice President of Finance and Administration, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)