Form 10-Q
period 2010-06-30
INTERACTIVE INTELLIGENCE INC
filed 2010-08-06
CIK 1083318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

____________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes*  No☑

As of July 30, 2010, there were 17,511,306 shares outstanding of the registrant’s common stock, $0.01 par value.

 i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements.

Interactive Intelligence, Inc.
Condensed Consolidated Balance Sheets
 As of June 30, 2010 and December 31, 2009
(In thousands, except share and per share amounts)

	June 30, 2010	December 31, 2009
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$38,924	$48,497
Short-term investments	36,621	16,482
Accounts receivable, net of allowance for doubtful accounts of $1,038 at June 30, 2010 and $1,094 at December 31, 2009	28,393	32,092
Deferred tax assets, net	5,808	5,808
Prepaid expenses	6,534	5,976
Other current assets	4,486	3,935
Total current assets	120,766	112,790
Property and equipment, net	8,701	8,499
Deferred tax assets, net	6,787	6,505
Other assets, net	4,807	4,874
Total assets	$141,061	$132,668

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$11,886	$11,903
Accrued compensation and related expenses	5,003	4,946
Deferred product revenues	5,632	5,567
Deferred services revenues	34,599	36,225
Total current liabilities	57,120	58,641
Deferred revenue	5,821	6,420
Total liabilities	62,941	65,061

Commitments and contingencies (Note 7)	--	--

Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	--	--
Common stock, $0.01 par value; 100,000,000 shares authorized; 17,473,661 issued and outstanding at June 30, 2010, 17,276,990 issued and outstanding at December 31, 2009	175	173
Treasury stock, at cost: 619,204 shares as of June 30, 2010, 815,875 shares as of December 31, 2009	(4,654)	(6,242)
Additional paid-in capital	97,560	92,815
Accumulated deficit	(14,961)	(19,139)
Total shareholders’ equity	78,120	67,607
Total liabilities and shareholders’ equity	$141,061	$132,668

See Accompanying Notes to Condensed Consolidated Financial Statements

 Interactive Intelligence, Inc.
Condensed Consolidated Statements of Income (unaudited)
For the Three and Six Months Ended June 30, 2010 and 2009
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Product	$18,212	$16,494	$33,899	$29,543
Services	20,599	16,401	39,935	32,828
Total revenues	38,811	32,895	73,834	62,371
Cost of revenues:
Product	5,502	4,841	10,301	8,369
Services	6,187	5,708	11,784	11,210
Total cost of revenues	11,689	10,549	22,085	19,579
Gross profit	27,122	22,346	51,749	42,792
Operating expenses:
Sales and marketing	11,480	9,965	21,832	19,179
Research and development	6,945	5,986	13,370	11,613
General and administrative	4,038	3,416	7,899	6,604
Total operating expenses	22,463	19,367	43,101	37,396
Operating income	4,659	2,979	8,648	5,396
Other income (expense):
Interest income	67	73	109	181
Other income (expense), net	(590)	649	(1,365)	225
Total other income (expense), net	(523)	722	(1,256)	406
Income before income taxes	4,136	3,701	7,392	5,802
Income tax expense	1,680	1,604	3,068	2,482
Net income	$2,456	$2,097	$4,324	$3,320

Net income per share:
Basic	$0.14	$0.12	$0.25	$0.20
Diluted	0.13	0.12	0.23	0.19

Shares used to compute net income per share:
Basic	17,445	17,015	17,383	16,981
Diluted	18,772	18,070	18,740	17,859

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.
Condensed Consolidated Statement of Shareholders’ Equity (unaudited)
For the Six Months Ended June 30, 2010
(In thousands)
	Common Stock		Treasury	Additional Paid-in	Accumulated
	Shares	Stock	Stock	Capital	Deficit	Total
Balances, December 31, 2009	17,277	$173	$(6,242)	$92,815	$(19,139)	$67,607

Stock-based compensation	--	--	--	1,976	--	1,976
Exercise of stock options	188	2	1,516	(29)	(146)	1,343
Issuances of common stock	8	--	72	92	--	164
Tax benefits from stock-based payment arrangements	--	--	--	2,789	--	2,789
Comprehensive income:
Net income	--	--	--	--	4,324	4,324
Net unrealized investment gain	--	--	--	(83)	--	(83)
Total comprehensive income	--	--	--	(83)	4,324	4,241
Balances, June 30, 2010	17,473	$175	$(4,654)	$97,560	$(14,961)	$78,120

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
For Six Months Ended June 30, 2010 and 2009
(In thousands)

	Six Months Ended June 30,
	2010	2009
Operating activities:
Net income	$4,324	$3,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,058	2,094
Stock-based compensation expense	1,976	1,572
Tax benefits from stock-based payment arrangements	(2,789)	(1,278)
Deferred income tax	(282)	538
Accretion of investment income	(444)	(142)
Changes in operating assets and liabilities:
Accounts receivable	3,699	2,969
Prepaid expenses	(558)	622
Other current assets	(551)	(1,312)
Other assets	67	308
Accounts payable and accrued liabilities	2,554	1,824
Accrued compensation and related expenses	57	368
Deferred product revenues	(32)	168
Deferred services revenues	(2,128)	(1,704)
Net cash provided by operating activities	7,951	9,347

Investing activities:
Sales of available-for-sale investments	7,300	10,800
Purchases of available-for-sale investments	(27,078)	(5,850)
Purchases of property and equipment	(2,042)	(833)
Acquisition of intangible and other assets, net of cash and cash equivalents	--	(2,249)
Net cash (used in) provided by investing activities	(21,820)	1,868

Financing activities:
Proceeds from stock options exercised	1,343	732
Proceeds from issuance of common stock	164	132
Tax benefits from stock-based payment arrangements	2,789	1,278
Net cash provided by financing activities	4,296	2,142

Net (decrease) increase in cash and cash equivalents	(9,573)	13,357
Cash and cash equivalents, beginning of year	48,497	34,705
Cash and cash equivalents, end of year	$38,924	48,062

Cash paid during the year for:
Interest	$1	$--
Income taxes	520	199

Other non-cash item:
Purchase of property and equipment payable at end of period	$247	$78

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2010 and 2009 (unaudited)

1.	FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Interactive Intelligence, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions for Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, certain information and note disclosures normally included in the Company’s financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).

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

The Company’s accompanying condensed consolidated financial statements as of December 31, 2009 have been derived from the Company’s audited consolidated financial statements at that date but do not include all of the information and notes required by GAAP for complete financial statements. These accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2009, included in the Company’s most recent Annual Report on Form 10-K as filed with the SEC on March 16, 2010. The Company’s results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

During the six months ended June 30, 2010, there were no material changes to the Company’s significant accounting policies or critical accounting estimates.

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

In January 2010, the FASB issued FASB ASU 2010-06, Improving Disclosures About Fair Value Measurements, which amends FASB ASC Topic 820, Fair Value Measurements and Disclosures (“FASB ASC 820”). The updated guidance requires new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. For additional detail describing each of the three levels, see Note 3 below. The guidance also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The guidance became effective for interim and annual reporting periods beginning on or after December 15, 2009, with an exception for the disclosures of purchases, sales, issuances and settlements on the roll-forward of activity in Level 3 fair-value measurements. Those disclosures will be effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Upon adopting this guidance on January 1, 2010, there was no material impact on the Company’s condensed consolidated financial statements.

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

The Company’s assets that are measured at fair value on a recurring basis are classified within Level 1 or Level 2 of the fair value hierarchy.  The types of instruments valued based on quoted market prices in active markets include mostly money market securities and equity investments.  Such instruments are classified within Level 1 of the fair value hierarchy.  The Company invests in money market funds that are traded daily and does not adjust the quoted price for such instruments.  The types of instruments valued based on quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include corporate notes, commercial paper and certificates of deposits.  Such instruments are classified within Level 2 of the fair value hierarchy.  The Company uses consensus pricing, which is based on multiple pricing sources, to value its fixed income investments.

The following table sets forth a summary of the Company’s financial assets, classified as cash and cash equivalents and short-term investments on its condensed consolidated balance sheet measured at fair value as of June 30, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash & cash equivalents:
Commercial Paper	$849	$849	$--	$--
Money Market Funds	18,154	18,154	--	--
Total	$19,003	$19,003	$--	$--

Short-term investments:
Commercial Paper	$4,248	$--	$4,248	$--
Agency Bonds	7,557	--	7,557	--
Corporate Notes	18,421	--	18,421	--
T-Bills	6,395	--	6,395	--
Total	$36,621	$--	$36,621	$--

4.	NET INCOME PER SHARE

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income, as reported (A)	$2,456	$2,097	$4,324	$3,320

Weighted average shares of common stock outstanding (B)	17,445	17,015	17,383	16,981
Dilutive effect of employee stock options	1,327	1,055	1,357	878
Common stock and common stock equivalents (C)	18,772	18,070	18,740	17,859

Net income per share:
Basic (A/B)	$0.14	$0.12	$0.25	$0.20
Diluted (A/C)	0.13	0.12	0.23	0.19

The Company’s calculation of diluted net income per share for the three months ended June 30, 2010 and 2009 excludes stock options to purchase approximately 915,000 and 1.2 million shares of the Company’s common stock, respectively, as their effect would be anti-dilutive. The diluted net income per share for the six months ended June 30, 2010 and 2009 excludes stock options to purchase approximately 844,000 and 1.8 million shares of the Company’s common stock, respectively, as their effect would be anti-dilutive.

5.	STOCK-BASED COMPENSATION

Stock Option Plans

The Company’s Stock Option Plans, adopted in 1995, 1999 and 2006, authorize the Board of Directors or the Compensation Committee, as applicable, to grant incentive and nonqualified stock options, and, in the case of the 2006 Equity Incentive Plan, as amended (the “2006 Plan”), stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards. After adoption of the 2006 Plan by the Company’s shareholders in May 2006, the Company may no longer make any grants under previous plans, but any shares subject to awards under the 1999 Stock Option and Incentive Plan and the Outside Directors Stock Option Plan (collectively, the “1999 Plans”) that are cancelled are added to shares available under the 2006 Plan. At the Company’s 2010 Annual Meeting of Shareholders held on May 20, 2010, the Company’s shareholders approved an amendment to the 2006 Plan to increase the number of shares available for issuance under the 2006 Plan by 1,200,000 shares. As a result, a maximum of 7,050,933 shares are available for delivery under the 2006 Plan, which consists of (i) 3,350,000 shares, plus (ii) 320,000 shares available for issuance under the 1999 Plans, but not underlying any outstanding stock options or other awards under the 1999 Plans, plus (iii) up to 3,380,933 shares subject to outstanding stock options or other awards under the 1999 Plans that expire, are forfeited or otherwise terminate unexercised on or after May 18, 2006. The number of shares available under the 2006 Plan is subject to adjustment for certain changes in the Company’s capital structure. The exercise price of options granted under the 2006 Plan is equal to the closing price of the Company’s common stock, as reported by The NASDAQ Global Select Market, on the business day immediately preceding the date of grant.

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

Stock-Based Compensation Expense Information

The following table summarizes the allocation of stock-based compensation expense related to employee and director stock options under FASB ASC Topic 718, Compensation – Stock Compensation for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock-based compensation expense by category:
Cost of services	$63	$50	$142	$114
Sales and marketing	318	230	642	538
Research and development	298	227	596	472
General and administrative	285	218	596	447
Total stock-based compensation expense	$964	$725	$1,976	$1,571

Valuation Assumptions

The Company estimated the fair value of stock options using the Black-Scholes valuation model. There were no material changes in the way the assumptions were calculated as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The weighted-average estimated per option value of non-performance-based and performance-based options granted during the six months ended June 30, 2010 and 2009 used the following assumptions:

	Six Months Ended June 30,
Valuation assumptions for non-performance-based options:	2010	2009
Dividend yield	--%	--%
Expected volatility	67.75 - 69.10%	67.88 - 68.51%
Risk-free interest rate	1.72 - 2.06%	1.64 -2.36%
Expected life of option (in years)	4.25	4.25

Prior to May 2009, directors were granted options that vested over four years. The fair value of these options was estimated using the non-performance-based option valuation assumptions set forth above.

Valuation assumptions for performance-based options:	2010	2009
Dividend yield	--%	--%
Expected volatility	67.81%	67.35%
Risk-free interest rate	2.30%	1.77%
Expected life of option (in years)	4.75	4.75

The Company granted performance-based options during the first quarters of 2010 and 2009.

Valuation assumptions for annual director options:	2010	2009
Dividend yield	--	--
Expected volatility	64.43%	71.48%
Risk-free interest rate	1.41%	2.01%
Expected life of option (in years)	3.50	3.50

The Company granted annual director options that vest one year after the grant date during the second quarters of 2010 and 2009.

Stock Option Activity

The following table sets forth a summary of option activity for the six months ended June 30, 2010:

	As of June 30, 2010
	Options	Weighted-Average Exercise Price

Balances, beginning of year	3,425,743	$9.36
Options granted	566,500	19.61
Options exercised	(188,099)	7.14
Options cancelled, forfeited or expired	(20,051)	24.33
Options outstanding	3,784,093	10.90
Option price range	$2.51 - $43.88
Weighted-average fair value of options granted	$10.57
Options exercisable	2,474,817	$8.67
Options available for grant	1,248,394

6.	CONCENTRATION OF CREDIT RISK

No customer or partner accounted for more than 10% of the Company’s accounts receivable as of June 30, 2010. One partner accounted for 13% of the Company’s accounts receivable as of December 31, 2009. No customer or partner accounted for 10% or more of the Company’s revenues for the three and six months ended June 30, 2010 and 2009, and no country other than the United States accounted for more than 10% of the Company's revenues in those periods.

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

Guarantees

The Company provides to customers indemnifications of varying scope and amounts against claims of intellectual property infringement made by third parties arising from the use of its products. The Company’s software license agreements, in accordance with FASB ASC Topic 460, Guarantees, include certain provisions for indemnifying customers, in material compliance with their license agreement, against liabilities if the Company’s software products infringe upon a third party's intellectual property rights, over the life of the agreement. The Company is not able to estimate the potential exposure related to the indemnification provisions of its license agreements but has not incurred expenses under these indemnification provisions. The Company may at any time and at its option and expense:  (i) procure the right of the customer to continue to use the Company’s software that may infringe a third party’s rights; (ii) modify its software so as to avoid infringement; or (iii) require the customer to return its software and refund the customer the fee actually paid by the customer for its software less depreciation based on a five-year straight-line depreciation schedule. The customer’s failure to provide timely notice or reasonable assistance will relieve the Company of its obligations under this indemnification to the extent that it has been actually and materially prejudiced by such failure. To date, the Company has not incurred, nor does it expect to incur, any material related costs and, therefore, has not reserved for such liabilities.

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

        The following table sets forth the items accounting for the difference between expected income tax benefit (expense) at the 35% federal statutory rate compared to actual income tax benefit (expense) recorded in the Company’s condensed consolidated financial statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Expected income tax expense at 35% tax rate	$(1,447)	$(1,296)	$(2,586)	$(2,031)
State taxes, net of federal benefit	(291)	(198)	(528)	(314)
Stock-based compensation expense related to non-deductible stock option expense	(67)	(107)	(166)	(248)
Research tax credit	--	63	--	126
Disqualifying dispositions	97	--	177	--
Other	28	(66)	35	(15)
Income tax benefit (expense)	$(1,680)	$(1,604)	$(3,068)	$(2,482)

        FASB ASC Topic 740, Income Taxes, prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company has identified an uncertain tax position related to certain tax credits that the Company currently believes meets the “more likely than not” recognition threshold to be sustained upon examination. Prior to the fourth quarter of 2007, this uncertain tax position had not been recognized because the Company had a full valuation allowance established.  The balance of the reserve was approximately $910,000 at December 31, 2009. As of June 30, 2010, the reserve has not changed.

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

During 2009, the Company utilized its remaining net operating loss deferred tax asset generated in prior years and began utilizing operating losses generated from the exercise of stock options. The Company does not have a deferred tax asset on its balance sheet for the tax benefits from these deductions, and the reduction in taxes payable related to the use of these deductions is recorded as a credit to additional paid-in capital. At June 30, 2010, the Company had approximately $3.9 million in stock-based compensation deductions available to offset taxable income and $5.9 million of alternative minimum tax, federal and state research tax credit carryforwards and foreign tax credits available to offset taxes payable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide our investors with an understanding of our past performance, our financial condition and our prospects and should be read in conjunction with other sections of this Quarterly Report on Form 10-Q. Investors should carefully review the information contained in this report under Part II, Item 1A “Risk Factors” and in the Part I, Item 1A “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The following will be discussed and analyzed:

•	Forward-Looking Information

•	Overview

•	Financial Highlights

•	Historical Results of Operations

•	Comparison of Three and Six Months Ended June 30, 2010 and 2009

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

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

In addition to the above, our management monitors diluted earnings per share (“EPS”), which is a key measure of performance that is also used by analysts and investors, on both a GAAP and non-GAAP basis. Management uses non-GAAP EPS, net income and operating income, which exclude non-cash stock-based compensation and non-cash income tax expense, to analyze our business. These measures are not in accordance with, or an alternative for, GAAP and may be different from non-GAAP measures used by other companies. Stock-based compensation expense is non-cash and income tax expense is primarily non-cash. We believe that the presentation of non-GAAP results, when shown in conjunction with corresponding GAAP measures, provides useful information to our management and investors regarding financial and business trends related to our results of operations. Further, our management believes that these non-GAAP measures improve management’s and investors’ ability to compare our financial performance with other companies in the technology industry. Because stock-based compensation expense and non-cash income tax expense amounts can vary significantly between companies, it is useful to compare results excluding these amounts. Our management also uses financial statements that exclude stock-based compensation expense related to stock options and non-cash income tax expense for our internal budgets.

Reconciliations of these non-GAAP measures to the most directly comparable GAAP measures are included below (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income, as reported	$2,456	$2,097	$4,324	$3,320
Non-cash stock-based compensation expense:
Cost of services	63	50	142	115
Sales and marketing	318	230	642	538
Research and development	298	227	596	472
General and administrative	285	218	596	447
Total	964	725	1,976	1,572
Non-cash income tax expense	1,547	1,544	2,788	2,343
Non-GAAP net income	$4,967	$4,366	$9,088	$7,235

Operating income, as reported	$4,659	$2,979	$8,648	$5,396
Non-cash stock-based compensation expense	964	725	1,976	1,572
Non-GAAP operating income	$5,623	$3,704	$10,624	$6,968

Diluted EPS, as reported	$0.13	$0.12	$0.23	$0.19
Non-cash stock-based compensation expense	0.05	0.04	0.11	0.09
Non-cash income tax expense	0.08	0.08	0.14	0.13
Non-GAAP diluted EPS	$0.26	$0.24	$0.48	$0.41

Financial Highlights

The table below shows our total revenues (in millions) for the most recent five quarters and the years ended December 31, 2009, 2008 and 2007 and the percentage change over the previous period.

Period	Revenues	Sequential Growth %
Three Months Ended:
June 30, 2010	$38.8	11%
March 31, 2010	35.0	(3)%
December 31, 2009	35.9	8%
September 30, 2009	33.2	1%
June 30, 2009	32.9	12%

Year Ended December 31:
2009	$131.4	8%
2008	121.4	10%
2007	109.9	32%

For the three and six months ended June 30, 2010, our revenues increased by 18% and our net income increased by 17% and 30%, respectively, compared to the same periods in 2009. Factors affecting our revenue performance in any particular year include macroeconomic conditions, customer budget constraints, seasonal buying patterns, the availability of personnel to implement our solutions, and willingness of customers to implement critical telecommunications systems. Revenues in any particular period can greatly fluctuate from other periods. We continue to see more willingness from prospective customers to commit to new capital purchases compared to a year ago. We believe that we are experiencing shorter sales cycles and growing pipelines.

Product revenues increased by $1.7 million during the three months ended June 30, 2010 compared to the same period in 2009. Although the dollar amount of orders received was flat, product revenues increased due to recognizing more revenue from orders received in prior periods which had not been recognized because all revenue recognition criteria had not been met. Product revenues increased by $4.4 million during the six months ended June 30, 2010 compared to the same period in 2009 due to increases in the dollar amount of product orders from both new and existing customers in all three major geographies in which we operate.

Services revenues increased by $4.2 million and $7.1 million, respectively, during the three and six months ended June 30, 2010 compared to the same periods in 2009 primarily due to increased maintenance and support fees from the continued growth in our installed base of customers. In addition, services revenue growth resulted from an increase in CaaS revenues in the three and six months ended June 30, 2010 compared to the same periods in the prior year. We continue to believe our CaaS services revenues and related expenses will also grow as more customers utilize a hosted delivery of software. In addition, during the three months ended June 30, 2010, our analysis of the collectability of invoiced services increased services revenues for that quarter by $673,000.

Cost of products increased by $661,000 and $1.9 million, respectively, during the three and six months ended June 30, 2010 compared to the same periods in 2009 primarily as a result of an increase in hardware costs and royalty expense. Cost of services increased during the three and six months ended June 30, 2010 by $479,000 and $575,000, respectively, due to increases in compensation, travel and entertainment and CaaS related expenses. These increases were attributed to increases in services staffing as well as more customers implementing our CaaS solution.

Total operating expenses increased by $3.1 million, or 16%, during the three months ended June 30, 2010 and $5.7 million, or 15%, during the six months ended June 30, 2010 compared to the same periods in 2009 primarily due to increases in compensation, travel and entertainment and recruiting expenses as staffing increased throughout all departments. Total headcount increased 17% from 630 employees as of June 30, 2009 to 738 employees as of June 30, 2010. Other income (expense) decreased by $1.2 million and $1.7 million, respectively, during the three and six months ended June 30, 2010 compared to the same periods in 2009 as a result of fluctuations in foreign exchange rates.

Historical Results of Operations

The following table presents certain financial data, derived from our unaudited statements of income, as a percentage of total revenues for the periods indicated. The operating results for the three and six months ended June 30, 2010 and 2009 are not necessarily indicative of the results that may be expected for the full year or for any future period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Product	47%	50%	46%	47%
Services	53%	50%	54%	53%
Total revenues	100%	100%	100%	100%
Cost of revenues:
Product	14%	15%	14%	13%
Services	16%	17%	16%	18%
Total cost of revenues	30%	32%	30%	31%
Gross profit	70%	68%	70%	69%
Operating expenses:
Sales and marketing	30%	30%	30%	31%
Research and development	18%	18%	18%	19%
General and administrative	10%	11%	11%	11%
Total operating expenses	58%	59%	59%	60%
Operating income	12%	9%	11%	9%
Other income (expense):
Interest income, net	--%	--%	--%	--%
Other income (expense), net	(2)%	2%	(2)%	--%
Total other income	(2)%	2%	(2)%	--%
Income before income taxes	10%	11%	9%	9%
Income tax expense	(4)%	(5)%	(4)%	(4)%
Net income	6%	6%	5%	5%

Comparison of Three and Six Months Ended June 30, 2010 and 2009

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

Product Revenues	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	($ in thousands)
Product revenues	$18,212	$16,494	$33,899	$29,543
Change from prior year period	10%	8%	15%	(2)%
Percentage of total revenues	47%	50%	46%	47%

Not all software and hardware product orders are recognized as revenues when they are received because of certain contractual terms or the collection history with particular customers or partners. Consequently, product revenues for any particular period not only reflect orders received in the current period but also orders received in previous periods and recognized in the current period. In addition, product orders include support, which is deferred and recognized over the support period.

Product revenues increased by $1.7 million, or 10%, during the three months ended June 30, 2010 compared to the same period in 2009. Although the dollar amount of product orders were similar for the three months ended June 30, 2010 compared to the same period a year ago, product revenues increased because we recognized more revenue from orders received in prior periods which had not been recognized because all revenue recognition criteria, primarily collectability, had not previously been met.

Product revenues increased by $4.4 million, or 15%, during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to a 15% increase in the dollar amount of product orders from both new and existing customers. The increase was experienced in all three major geographies in which we operate. While the economy still remains uncertain, we have seen improved order growth for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

During the fourth quarter of 2009, we received one order from our partner channel which was expected to generate significant product revenues in 2010. During the first and second quarters of 2010, we recognized $1.8 million and $362,000, respectively, in product revenues, and anticipate recognizing $546,000 during the remainder of 2010 related to this order.

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

Services Revenues	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	($ in thousands)
Services revenues	$20,599	$16,401	$39,935	$32,828
Change from prior year period	26%	7%	22%	10%
Percentage of total revenues	53%	50%	54%	53%

Services revenues include the portion of license arrangements allocated to maintenance and support from annually renewable and perpetual contracts, renewals of annually renewable licenses and maintenance contracts, and revenues from professional services, CaaS and education. Revenues related to our renewal and support fees represented approximately 72% and 73% of our total services revenues for the three and six months ended June 30, 2010, respectively, and 76% of our total services revenues for the three and six months ended June 30, 2009.

Services revenues increased by $4.2 million during the three months ended June 30, 2010 compared to the same period in 2009 primarily due to increased maintenance and support fees of $2.4 million. The increased maintenance and support fees resulted from continued growth in our installed base of customers. In addition, during the three months ended June 30, 2010, our analysis of the collectability of invoiced services increased services revenues for that quarter by $673,000.

Services revenues increased by $7.1 million during the six months ended June 30, 2010 compared to the same period in 2009 primarily due to increased maintenance and support fees of $4.4 million. The increased maintenance and support fees resulted from continued growth in our installed base of customers and our analysis of the collectability of invoiced services as discussed above. We believe our installed base of customers and resulting revenues will continue to grow.

CaaS revenues increased $636,000, or 87%, and $1.2 million, or 75%, for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. We received four CaaS orders greater than $250,000, including two greater than $1.0 million in the three months ended June 30, 2010. Revenues from CaaS contracts are recognized ratably over the life of the contract, which is typically three to four years. Our unrecognized CaaS revenues increased to $8.4 million as of June 30, 2010 as we have signed new CaaS contracts. This amount is not included in deferred revenue shown on our balance sheet. Although some costs related to CaaS are fixed, others are variable based on usage and call volume, and therefore, we would expect our services expenses to increase as the revenues from these orders are recognized. We believe our CaaS services revenues will continue growing as more customers utilize hosted delivery of software for their information technology needs.

Services revenues have and will fluctuate based on dollar amount of orders and license renewals, the number of attendees at our educational classes, the amount of assistance our customers and partners need for implementation, installation and CaaS adoption. The actual percentage fee charged for renewal of annually renewable licenses and perpetual support agreements as compared to the initial annually renewable license fee and perpetual license, respectively, is comparable on a relative percentage basis, and therefore, the mix of these types of contracts in the future is not expected to impact our future services revenues. Renewal rates for license and support fees in the three and six months ended June 30, 2010 were consistent with prior periods.

Cost of Revenues	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	($ in thousands)
Cost of revenues:
Product	$5,502	$4,841	$10,301	$8,369
Services	6,187	5,708	11,784	11,210
Total cost of revenues	$11,689	$10,549	22,085	19,579
Change from prior year period	11%	6%	13%	3%
Product costs as a % of product revenues	30%	29%	30%	28%
Services costs as a % of services revenues	30%	35%	30%	34%

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

Cost of product increased $661,000 during the three months ended June 30, 2010 compared to the same period in 2009 primarily as a result of an increase in sales of hardware and third-party software. In addition, royalty expense associated with the sales of third-party software also increased due to a contractual commitment.

Cost of product increased $1.9 million during the six months ended June 30, 2010 compared to the same period in 2009 due to increases in hardware costs of $1.4 million as more customers purchased our hardware offerings to implement their solutions. In addition, royalty expense increased due to increased sales of third-party software and a contractual commitment.

Cost of services consist primarily of compensation expenses for technical support, professional services and educational personnel as well as costs associated with our CaaS offering. Cost of services increased by $479,000 during the three months ended June 30, 2010 compared to the same period in 2009, primarily due to increased compensation expense of $358,000 resulting from an increase in our services staff and increased travel and entertainment expense of $204,000. CaaS related expenses increased by $391,000 due to increased data center and associated hosting costs. Partially offsetting these increases were decreases in expenses related to employee incentives of $120,000, as well as personnel and related costs of $280,000 which were deferred and recognized ratably over the life of the related CaaS contract.

Cost of services increased by $574,000 during the six months ended June 30, 2010 compared to the same period in 2009 primarily due to increased compensation expense and travel and entertainment expense of $568,000 and $176,000, respectively, resulting from additions in services staff. In addition, CaaS related expenses increased by $689,000 due to increased data center and associated hosting costs. Partially offsetting these increases were decreases in expenses related to employee incentives of $225,000 and outsourced services of $123,000, as well as personnel and related costs of $463,000 which were deferred and recognized ratably over the life of the related CaaS contract.

Gross Profit	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	($ in thousands)
Gross profit	$27,122	$22,346	$51,749	$42,792
Change from prior year period	21%	8%	21%	4%
Percentage of total revenues	70%	68%	70%	69%

Gross profit as a percentage of total revenues in any particular period reflects the amount of product and services revenues recognized and cost of product and services incurred.

Gross profit increased by $4.8 million and $9.0 million, respectively, during the three and six months ended June 30, 2010 compared to the same periods in 2009 primarily due to a greater percentage increase in services revenues compared to the increase in cost of services, due to the reasons set forth above.

Operating Expenses

Sales and Marketing	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	($ in thousands)
Sales and marketing expenses	$11,480	$9,965	$21,832	$19,179
Change from prior year period	15%	(2)%	14%	(6)%
Percentage of total revenues	30%	30%	30%	31%
Percentage of net product revenues	90%	86%	93%	91%

Sales and marketing expenses primarily include compensation, travel, and promotional costs related to our sales, marketing and channel management operations. These expenses increased $1.5 million during the three months ended June 30, 2010 compared to the same period in 2009 primarily due to an increase in compensation and travel and entertainment expenses of $601,000 and $263,000, respectively, as sales and marketing staffing increased from a year ago. In addition, corporate marketing related expenses increased $446,000 year-over-year as we expanded our promotional and branding initiatives and referral fees increased $272,000 as we paid more to third parties for customer order referrals during the second quarter of 2010.

Sales and marketing expenses increased $2.7 million during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to an increase in compensation, recruiting and travel and entertainment expenses of $1.6 million, $117,000 and $331,000, respectively, as our sales and marketing staffing increased. In addition, corporate marketing related expenses and outsourced services increased $501,000 and $110,000, respectively, year-over-year due to increased promotional and branding initiatives. We expect marketing costs to continue to increase throughout 2010 as we expand our promotional and branding initiatives.

Research and Development	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	($ in thousands)
Research and development expenses	$6,945	$5,986	$13,370	$11,613
Change from prior year period	16%	12%	15%	13%
Percentage of total revenues	18%	18%	18%	19%

Research and development expenses are comprised primarily of compensation and depreciation expenses. These expenses increased by $959,000 during the three months ended June 30, 2010 compared to the same period in 2009 primarily due to an increase in compensation expense of $863,000 resulting from an increase in research and development staffing.

Research and development expenses increased by $1.8 million during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to an increase in compensation expense of $1.6 million resulting from the increase in research and development staffing.

We believe that investment in research and development is critical to our future growth, particularly because our competitive position in the marketplace is directly related to the timely development of new and enhanced solutions that are essential to our business. As a result, we expect the dollar amount of research and development expenses will continue to increase in future periods.

General and Administrative	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	($ in thousands)
General and administrative expenses	$4,038	$3,416	$7,899	$6,604
Change from prior year period	18%	(11)%	20%	(15)%
Percentage of total revenues	10%	11%	11%	11%

General and administrative expenses include salary and incentive compensation expense as well as general corporate expenses that are not allocable to other departments, such as legal and other professional fees and bad debt expense.

General and administrative expenses increased by $622,000 during the three months ended June 30, 2010 compared to the same period in 2009. This increase was primarily due to an increase in compensation expense of $229,000 related to a staffing increase and an increase in bad debt expense of $261,000 related to one partner closing operations and an increase in aged receivables.

General and administrative expenses increased by $1.3 million during the six months ended June 30, 2010 compared to the same period in 2009. This increase was primarily due to an increase in compensation expense of $463,000 related to the staffing increase and an increase in bad debt expense of $445,000 related to losses on certain accounts and an increase in aged receivables.

Other Income (Expense)

Interest Income, Net	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	($ in thousands)
Cash, cash equivalents and short-term investments (average)	$73,473	$51,941	$70,262	$49,781
Interest income	67	73	109	181
Return on investment (annualized)	0.36%	0.56%	0.31%	0.73%

Interest income, net, primarily consists of interest earned from investments and interest-bearing cash accounts. Interest expense and fees, which are not material for any years reported, are also included in this category.

Interest earned on investments decreased during the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 as a result of lower interest rates from decreasing interest yields on investments. During the first quarter of 2010, we held the majority of our liquid investments in money market funds that are secured by low risk government securities. During the second quarter of 2010, as interest rates began to rise, we purchased additional corporate notes which increased our return on investment.

We continue to monitor the allocation of funds in which we have invested to maximize our return on investment while utilizing safe investment alternatives within our established investment policy. We do not have any investments in subprime assets.

Other Income (Expense), Net	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	($ in thousands)
Other income (expense), net	$(590)	$649	$(1,365)	$225

Other income (expense), net includes foreign currency transaction gains and losses. These gains and losses can fluctuate based on the amount of receivables that are generated in certain international currencies (particularly the Euro), the exchange gain or loss that results from foreign currency disbursements and receipts, and the cash balances and exchange rates at the end of a reporting period. Other expense during the three and six months ended June 30, 2010 included $590,000 and $1.4 million, respectively, of foreign currency losses. Other income during the three and six months ended June 30, 2009 included $649,000 and $225,000, respectively, of foreign currency gains. The expense in 2010 reflected the weakening of the Euro and British Pound in relation to the U.S. dollar. During February 2010, we transferred the majority of our Euro cash balances to a U.S. dollar account and in May 2010, we instituted a currency hedging program to help mitigate future effects of fluctuations in the foreign exchange rates on cash and receivables. We continue to explore ways to better hedge against fluctuations in the future.

Income Tax Expense	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	($ in thousands)
Income tax expense	$1,680	$1,604	$3,068	$2,482

For the three and six months ended June 30, 2010, we expect to pay $133,000 and $280,000, respectively, for state and foreign taxes and expect to utilize our net operating losses towards the remaining tax expense. We have significant remaining credits and losses to offset taxable income and taxes payable as described in Note 8 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Our effective tax rate was 40.62% for the three months ended June 30, 2010. The tax rate is determined by considering the annual expected federal tax rate, rates in various states and international jurisdictions in which we have operations, and a portion of the amount of stock-based compensation that is not deductible for income tax purposes.

Liquidity and Capital Resources

We generate cash from the collections related to licensing our products as well as from selling hardware, renewals of annual licenses and maintenance and support agreements, and the delivery of other services.  During the first half of 2010, we also received $1.3 million in cash from employees exercising stock options and $164,000 from purchases of common stock under our 2000 Employee Stock Purchase Plan. We use cash primarily for paying our employees (including salaries, commissions and benefits), leasing office space, paying travel expenses, marketing activities, paying vendors for hardware, other services and supplies, and purchasing property and equipment. We expect our capital expenditures to total approximately $3.5 million to $4.0 million for 2010 due to furniture and equipment purchases for our increasing number of staff and the addition of new offices and employee on-site dining at our world headquarters. We continue to be debt free.

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

	June 30, 2010	December 31, 2009
	($ in thousands)
Cash and cash equivalents	$38,924	$48,497
Short-term investments	36,621	16,482
Total liquidity	$75,545	$64,979

The amount that we report as cash and cash equivalents or as short-term investments fluctuates depending on investing decisions in each period. Purchases of short-term investments and property and equipment are reported as a use of cash and the related receipt of proceeds upon maturity of investments is reported as a source of cash.

The following table shows cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six Months Ended June 30,
	2010	2009
Beginning cash and cash equivalents	$48,497	$34,705
Cash provided by operating activities	7,951	9,347
Cash (used in) provided by investing activities	(21,820)	1,868
Cash provided by financing activities	4,296	2,142
Ending cash and cash equivalents	$38,924	$48,062

        Cash provided by operating activities during both periods was generated primarily by our profitability net of ordinary fluctuations in our operating assets and liabilities. The cash used in investing activities during the six months ended June 30, 2010 increased as we began to transfer a portion of our cash to short-term investments as the rates improved. Cash provided by financing activities during both periods was due to proceeds from stock options exercised.

Contractual Obligations

As of March 31, 2010, we had additional purchase obligations totaling $297,000 to be paid out over the next year related to the build-out of on-site employee dining at our world headquarters.  As of June 30, 2010, approximately $148,000 had been paid. There have been no other material changes to our contractual obligations as set forth in the Contractual Obligations table disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Off-Balance Sheet Arrangements

Except as set forth in the Contractual Obligations table disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as of June 30, 2010.

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

Foreign Currency Exchange Rates

We transact business in certain foreign currencies including the British Pound and the Euro. However, as a majority of the orders we receive are denominated in U.S. dollars, a strengthening of the U.S. dollar could make our products more expensive and less competitive in foreign markets. We have not historically used foreign currency options or forward contracts to hedge our currency exposures because of variability in the timing of cash flows associated with our larger contracts. In May 2010, we began hedging our Euro cash and accounts receivable balances. The volatility of exchange rates and our increasing balances outstanding overseas have resulted in us continuing to explore ways to better mitigate the impact of currency fluctuations in the future. We continue to attempt to mitigate our foreign currency risk by generally transacting business and paying salaries in the local currency of each of the major countries in which we do business, thus creating natural hedges. Additionally, as our business matures in foreign markets, we may offer our products and services in certain other local currencies. If this were to occur, foreign currency fluctuations would have a greater impact on us and may have an adverse effect on our results of operations. For the three and six months ended June 30, 2010, our foreign currency transaction losses amounted to $590,000 and $1.4 million, respectively.

As of June 30, 2010 and December 31, 2009, we had accounts with Euro balances of approximately $2.1 million and $14.6 million, respectively, British Pound balances of $124,000 and $289,000, respectively, and balances of seven other foreign currencies totaling $424,000 and $371,000, respectively. During the first quarter of 2010, we converted the majority of our Euro and British Pound balances back to U.S. dollars in order to reduce foreign currency risk.

Interest Rate Risk

We invest cash balances in excess of operating requirements in securities that have maturities of one year or less. The carrying value of these securities approximates market value, and there is no long-term interest rate risk associated with these investments.

Item 4.	Controls and Procedures.

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010, pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits.

(a)	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Restated Articles of Incorporation of the Company, as currently in effect	S-1 (Registration No. 333-79509)	3.1	5/28/1999

3.2	Amended By-Laws of the Company, as currently in effect	8-K	3.2	7/28/2009

10.1	Interactive Intelligence, Inc. 2006 Equity Incentive Plan, As Amended May 20, 2010	8-K	10.33	5/24/2010

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of the Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of the Chief Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Interactive Intelligence, Inc. (Registrant)

Date: August 6, 2010	By:	/s/ Stephen R. Head
Stephen R. Head Chief Financial Officer, Vice President of Finance and Administration, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)