Form 10-Q
period 2010-09-30
INTERACTIVE INTELLIGENCE INC
filed 2010-11-09
CIK 1083318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

____________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 29, 2010, there were 17,814,499 shares outstanding of the registrant’s common stock, $0.01 par value.

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements.

Interactive Intelligence, Inc.
Condensed Consolidated Balance Sheets
 As of September 30, 2010 and December 31, 2009
(In thousands, except share and per share amounts)

	September 30, 2010	December 31, 2009
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$49,688	$48,497
Short-term investments	35,842	16,482
Accounts receivable, net of allowance for doubtful accounts of $1,060 at September 30, 2010 and $1,094 at December 31, 2009	32,417	32,092
Deferred tax assets, net	5,499	5,808
Prepaid expenses	7,754	5,976
Other current assets	5,039	3,935
Total current assets	136,239	112,790
Property and equipment, net	8,925	8,499
Deferred tax assets, net	6,870	6,505
Other assets, net	4,844	4,874
Total assets	$156,878	$132,668

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$14,511	$11,903
Accrued compensation and related expenses	5,669	4,946
Deferred product revenues	4,950	5,567
Deferred services revenues	40,456	36,225
Total current liabilities	65,586	58,641
Deferred revenue	6,398	6,420
Total liabilities	71,984	65,061

Commitments and contingencies (Note 7)	--	--

Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	--	--
Common stock, $0.01 par value; 100,000,000 shares authorized; 17,568,613 issued and outstanding at September 30, 2010 and 17,276,990 issued and outstanding at December 31, 2009	176	173
Treasury stock, at cost; 524,252 shares as of September 30, 2010 and 815,875 shares as of December 31, 2009	(3,973)	(6,242)
Additional paid-in capital	100,199	92,815
Accumulated deficit	(11,508)	(19,139)
Total shareholders’ equity	84,894	67,607
Total liabilities and shareholders’ equity	$156,878	$132,668

See Accompanying Notes to Condensed Consolidated Financial Statements

 Interactive Intelligence, Inc.
Condensed Consolidated Statements of Income (unaudited)
For the Three and Nine Months Ended September 30, 2010 and 2009
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Product	$20,586	$15,557	$54,484	$45,100
Services	21,245	17,613	61,181	50,441
Total revenues	41,831	33,170	115,665	95,541
Cost of revenues:
Product	6,198	3,950	16,499	12,320
Services	6,767	5,549	18,552	16,758
Total cost of revenues	12,965	9,499	35,051	29,078
Gross profit	28,866	23,671	80,614	66,463
Operating expenses:
Sales and marketing	12,106	9,696	33,939	28,877
Research and development	7,193	6,135	20,562	17,747
General and administrative	3,960	3,562	11,859	10,166
Total operating expenses	23,259	19,393	66,360	56,790
Operating income	5,607	4,278	14,254	9,673
Other income (expense):
Interest income	120	50	228	232
Other income (expense), net	337	480	(1,029)	706
Total other income (expense), net	457	530	(801)	938
Income before income taxes	6,064	4,808	13,453	10,611
Income tax expense	2,561	2,005	5,627	4,488
Net income	$3,503	$2,803	$7,826	$6,123

Net income per share:
Basic	$0.20	$0.16	$0.45	$0.36
Diluted	0.19	0.15	0.42	0.34

Shares used to compute net income per share:
Basic	17,524	17,148	17,431	17,038
Diluted	18,695	18,486	18,731	18,125

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.
Condensed Consolidated Statement of Shareholders’ Equity (unaudited)
For the Nine Months Ended September 30, 2010
(In thousands)

	Common Stock		Treasury	Additional Paid-in	Accumulated
	Shares	Stock	Stock	Capital	Deficit	Total
Balances, December 31, 2009	17,277	$173	$(6,242)	$92,815	$(19,139)	$67,607

Stock-based compensation	--	--	--	3,002	--	3,002
Exercise of stock options	277	3	2,149	(127)	(195)	1,830
Issuances of common stock	15	--	120	141	--	261
Tax benefits from stock-based payment arrangements	--	--	--	4,528	--	4,528
Comprehensive income:
Net income	--	--	--	--	7,826	7,826
Net unrealized investment gain	--	--	--	(160)	--	(160)
Total comprehensive income	--	--	--	(160)	7,826	7,666
Balances, September 30, 2010	17,569	$176	$(3,973)	$100,199	$(11,508)	$84,894

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
For Nine Months Ended September 30, 2010 and 2009
(In thousands)

	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net income	$7,826	$6,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,107	3,139
Stock-based compensation expense	3,002	2,547
Tax benefits from stock-based payment arrangements	(4,528)	(2,814)
Deferred income tax	(56)	884
Accretion of investment income	(407)	(172)
Changes in operating assets and liabilities:
Accounts receivable	(325)	2,872
Prepaid expenses	(1,778)	1,009
Other current assets	(1,104)	(1,928)
Other assets	30	281
Accounts payable and accrued liabilities	7,143	1,969
Accrued compensation and related expenses	723	1,043
Deferred product revenues	(717)	(1,349)
Deferred services revenues	4,309	(566)
Net cash provided by operating activities	17,225	13,038

Investing activities:
Sales of available-for-sale investments	15,565	13,100
Purchases of available-for-sale investments	(34,678)	(11,550)
Purchases of property and equipment	(3,540)	(1,275)
Acquisition of intangible and other assets, net of cash and cash equivalents	--	(2,249)
Net cash used in investing activities	(22,653)	(1,974)

Financing activities:
Proceeds from stock options exercised	1,830	1,812
Proceeds from issuance of common stock	261	189
Tax benefits from stock-based payment arrangements	4,528	2,814
Net cash provided by financing activities	6,619	4,815

Net increase in cash and cash equivalents	1,191	15,879
Cash and cash equivalents, beginning of year	48,497	34,705
Cash and cash equivalents, end of year	$49,688	$50,584

Cash paid during the year for:
Interest	$1	$--
Income taxes	716	533

Other non-cash item:
Purchase of property and equipment payable at end of period	$22	$42

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2010 and 2009 (unaudited)

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

During the nine months ended September 30, 2010, there were no material changes to the Company’s significant accounting policies or critical accounting estimates.

In September 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, which addresses criteria for separating consideration in multiple-element arrangements. The guidance requires companies allocating the overall consideration to each deliverable to use an estimated selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price for the deliverables. This guidance will be effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted. The Company anticipates adopting this guidance on January 1, 2011 and has not determined the effect that the adoption of this guidance will have on its condensed consolidated financial statements.

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

The Company’s assets that are measured at fair value on a recurring basis are classified within Level 1 or Level 2 of the fair value hierarchy.  The types of instruments valued based on quoted market prices in active markets include money market securities.  Such instruments are classified within Level 1 of the fair value hierarchy.  The Company invests in money market funds that are traded daily and does not adjust the quoted price for such instruments.  The types of instruments valued based on quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include corporate notes, agency bonds, T-bills and commercial paper.  Such instruments are classified within Level 2 of the fair value hierarchy.  The Company uses consensus pricing, which is based on multiple pricing sources, to value its fixed income investments.

The following table sets forth a summary of the Company’s financial assets, classified as cash and cash equivalents and short-term investments on its condensed consolidated balance sheet measured at fair value as of September 30, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash & cash equivalents:
Money Market Funds	$19,880	$19,880	$--	$--
Total	$19,880	$19,880	$--	$--

Short-term investments:
Commercial Paper	$849	$--	$849	$--
Agency Bonds	8,830	--	8,830	--
Corporate Notes	19,765	--	19,765	--
T-Bills	6,398	--	6,398	--
Total	$35,842	$--	$35,842	$--

4.	NET INCOME PER SHARE

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income, as reported (A)	$3,503	$2,803	$7,826	$6,123

Weighted average shares of common stock outstanding (B)	17,524	17,148	17,431	17,038
Dilutive effect of employee stock options	1,171	1,338	1,300	1,087
Common stock and common stock equivalents (C)	18,695	18,486	18,731	18,125

Net income per share:
Basic (A/B)	$0.20	$0.16	$0.45	$0.36
Diluted (A/C)	0.19	0.15	0.42	0.34

The Company’s calculation of diluted net income per share for the three months ended September 30, 2010 and 2009 excludes stock options to purchase approximately 924,000 and 768,000 shares of the Company’s common stock, respectively, as their effect would be anti-dilutive. The diluted net income per share for the nine months ended September 30, 2010 and 2009 excludes stock options to purchase approximately 911,000 and 1.1 million shares of the Company’s common stock, respectively, as their effect would be anti-dilutive.

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

Stock-Based Compensation Expense Information

The following table summarizes the allocation of stock-based compensation expense related to employee and director stock options under FASB ASC Topic 718, Compensation – Stock Compensation for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock-based compensation expense by category:
Cost of services	$86	$71	$228	$186
Sales and marketing	332	352	971	890
Research and development	285	254	881	726
General and administrative	326	298	922	745
Total stock-based compensation expense	$1,029	$975	$3,002	$2,547

Valuation Assumptions

The Company estimated the fair value of stock options using the Black-Scholes valuation model. There were no material changes in the way the assumptions were calculated as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The weighted-average estimated per option value of non-performance-based and performance-based options granted during the nine months ended September 30, 2010 and 2009 used the following assumptions:

	Nine Months Ended September 30,
Valuation assumptions for non-performance-based options:	2010	2009
Dividend yield	--%	--%
Expected volatility	67.75 - 69.10%	67.88 – 69.08%
Risk-free interest rate	1.72 - 2.06%	1.64 – 2.36%
Expected life of option (in years)	4.25	4.25

Prior to May 2009, directors were granted options that vested over four years. The fair value of these options was estimated using the non-performance-based option valuation assumptions set forth above. The Company granted non-performance based options during the first two quarters of 2010 and during the first three quarters of 2009. There were no non-performance based options granted during the third quarter of 2010.

Valuation assumptions for performance-based options:	2010	2009
Dividend yield	--%	--%
Expected volatility	67.81%	67.35%
Risk-free interest rate	2.30%	1.77%
Expected life of option (in years)	4.75	4.75

The Company granted performance-based options during the first quarters of 2010 and 2009.

Valuation assumptions for annual director options:	2010	2009
Dividend yield	--%	--%
Expected volatility	64.43%	71.48%
Risk-free interest rate	1.41%	2.01%
Expected life of option (in years)	3.50	3.50

The Company granted annual director options that vest one year after the grant date during the second quarters of 2010 and 2009.

Stock Option Activity

The following table sets forth a summary of option activity for the nine months ended September 30, 2010:
	As of September 30, 2010
	Options	Weighted- Average Exercise Price

Balances, beginning of year	3,425,743	$9.36
Options granted	566,500	19.61
Options exercised	(276,774)	6.61
Options cancelled, forfeited or expired	(37,451)	25.96
Options outstanding	3,678,018	10.95
Option price range	$2.51 – 38.75
Weighted-average fair value of options granted	$10.57
Options exercisable	2,385,425	$8.70
Options available for grant	1,742,554

6.	CONCENTRATION OF CREDIT RISK

No customer or partner accounted for more than 10% of the Company’s accounts receivable as of September 30, 2010. One partner accounted for 13% of the Company’s accounts receivable as of December 31, 2009. No customer or partner accounted for 10% or more of the Company’s revenues for the three and nine months ended September 30, 2010 and 2009, and no country other than the United States accounted for more than 10% of the Company's revenues in those periods.

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

Lease Commitments and Other Contingencies

The Company leases space for its world headquarters in Indianapolis, Indiana under an operating lease agreement and amendments which expire on March 31, 2018. The Company also has multiple leases for offices and other space throughout the world. The office space for sales, services, development and international offices are rented under operating leases and expire at various times through 2016. In accordance with FASB ASC Topic 840, Leases, rental expense is recognized ratably over the lease period, including those leases containing escalation clauses.

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

The following table sets forth the items accounting for the difference between expected income tax expense at the 35% federal statutory rate compared to actual income tax expense recorded in the Company’s condensed consolidated financial statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Expected income tax expense at 35% tax rate	$2,122	$1,674	$4,709	$3,705
State taxes, net of federal benefit	424	249	952	563
Stock-based compensation expense related to non-deductible stock option expense	72	147	238	395
Research tax credit	--	(63)	--	(189)
Disqualifying dispositions	(74)	--	(251)	--
Other	17	(2)	(21)	14
Income tax expense	$2,561	$2,005	$5,627	$4,488

        FASB ASC Topic 740, Income Taxes, prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company has identified an uncertain tax position related to certain tax credits that the Company currently believes meets the “more likely than not” recognition threshold to be sustained upon examination. Prior to the fourth quarter of 2007, this uncertain tax position had not been recognized because the Company had a full valuation allowance established.  The balance of the reserve was approximately $910,000 at December 31, 2009. As of September 30, 2010, the reserve has not changed.

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

During the third quarter of 2010, the Company utilized its remaining net operating losses generated from the exercise of stock options in prior years and began utilizing deferred tax assets generated from foreign withholding credits. At September 30, 2010, the Company had approximately $5.6 million of alternative minimum tax, federal and state research tax credit carryforwards and foreign tax credits available to offset taxes payable.

9.	ACQUISITION

Stock Purchase Agreement

The Company entered into a stock purchase agreement, dated as of October 5, 2010, with Global Software Services, Inc., doing business as Latitude Software (“Latitude”), a privately-held provider of accounts receivable management software and services. The Company acquired Latitude consistent with its strategy to supplement organic growth with strategic industry-specific applications and expertise that leverage the Company’s core technology platform.

Pursuant to the terms of the stock purchase agreement, the Company purchased 100% of the outstanding capital stock of Latitude for an aggregate purchase price of $14.0 million, funded with cash on hand. The Company deposited $1.0 million of the purchase price into an escrow account to ensure funds are available to pay indemnification claims, if any. Latitude will operate as a subsidiary of the Company and will maintain its current headquarters in Jacksonville, Florida.

The Company is in the process of preparing an allocation of the purchase price to the fair value of assets acquired and liabilities assumed, but expects that a substantial portion of the purchase price will be allocated to intangible assets including trade name, customer relationships, core technology, non-competition agreements and goodwill. The acquisition will be accounted for using the acquisition method of accounting in accordance with FASB ASC Topic 805, Business Combinations. As the acquisition took place subsequent to September 30, 2010, the results of Latitude’s operations were not included in the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

        The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide our investors with an understanding of our past performance, our financial condition and our prospects and should be read in conjunction with other sections of this Quarterly Report on Form 10-Q. Investors should carefully review the information contained in this report under Part II, Item 1A “Risk Factors” and in the Part I, Item 1A “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The following will be discussed and analyzed:

•	Forward-Looking Information

•	Overview

•	Financial Highlights

•	Historical Results of Operations

•	Comparison of Three and Nine Months Ended September 30, 2010 and 2009

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q contain “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that involves risks and uncertainties which may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can often be identified by the use of such verbs as “expects”, “anticipates”, “believes”, “intend”, “plan”, “may”, “should”, “will”, “would”, “will be”, “will continue”, “will likely result”, or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, unstable economic conditions, rapid technological changes in the industry, our ability to maintain profitability, to manage successfully our growth, to manage successfully our increasingly complex third-party relationships resulting from the software and hardware components being licensed or sold with our solutions, to maintain successful relationships with certain suppliers which may be impacted by competition in the technology industry, to maintain successful relationships with our current and any new partners, to maintain and improve our current products, to develop new products, to protect our proprietary rights adequately, to successfully integrate acquired businesses and other factors set forth in our Securities and Exchange Commission (“SEC”) filings.

Overview

Interactive Intelligence, Inc. (“we”, “us” or “our”) was formed in 1994 as an Indiana corporation and maintains its world headquarters and executive offices at 7601 Interactive Way, Indianapolis, IN 46278. Our telephone number is (317) 872-3000. We are located on the web at http://www.inin.com. We file annual, quarterly and current reports, proxy statements and other documents with the SEC under the Exchange Act. These periodic and current reports and all amendments to those reports are available free of charge on the investor relations page of our website at http://investors.inin.com.

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

By implementing our all-in-one solutions, businesses are able to unify multichannel communications media (phone, fax, e-mail, web chat, content) and information, automate business processes, enhance workforce performance and productivity, improve customer service processes, and readily adapt to changing market and customer requirements. Contact centers can leverage our platform to support thousands of agents, including remote “Work-at-Home” agents, and handle inbound, outbound and “blended” inbound/outbound interactions, at one location or throughout multi-site contact center operations. Our enterprise IP telephony solutions provide call control and messaging for mid- and large-sized business enterprises with 100 to several hundred thousand users, with the ability to scale user counts up or down as needed. Enterprises, contact centers, and other organizations can utilize our BPA solutions to automate processes using an approach that incorporates communications functionality such as routing, quality monitoring, and the ability to indicate employee availability. These solutions can be delivered on-premise or via a hosted cloud-based data center such as CaaS.

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

In addition to the above, our management monitors diluted earnings per share (“EPS”), which is a key measure of performance that is also used by analysts and investors, on both a GAAP and non-GAAP basis. Management uses non-GAAP EPS, net income and operating income, which exclude non-cash stock-based compensation expense and non-cash income tax expense, to analyze our business. These measures are not in accordance with, or an alternative for, GAAP and may be different from non-GAAP measures used by other companies. Stock-based compensation expense is non-cash and income tax expense is primarily non-cash. We believe that the presentation of non-GAAP results, when shown in conjunction with corresponding GAAP measures, provides useful information to our management and investors regarding financial and business trends related to our results of operations. Further, our management believes that these non-GAAP measures improve management’s and investors’ ability to compare our financial performance with other companies in the technology industry. Because stock-based compensation expense and non-cash income tax expense amounts can vary significantly between companies, it is useful to compare results excluding these amounts. Our management also uses financial statements that exclude stock-based compensation expense related to stock options and non-cash income tax expense for our internal budgets.

Reconciliations of these non-GAAP measures to the most directly comparable GAAP measures are included below (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income, as reported	$3,503	$2,803	$7,826	$6,123
Non-cash stock-based compensation expense:
Cost of services	86	71	228	186
Sales and marketing	332	352	971	890
Research and development	285	254	881	726
General and administrative	326	298	922	745
Total	1,029	975	3,002	2,547
Non-cash income tax expense	2,410	1,913	5,196	4,257
Non-GAAP net income	$6,942	$5,691	$16,024	$12,927

Operating income, as reported	$5,607	$4,278	$14,254	$9,673
Non-cash stock-based compensation expense	1,029	975	3,002	2,547
Non-GAAP operating income	$6,636	$5,253	$17,256	$12,220

Diluted EPS, as reported	$0.19	$0.15	$0.42	$0.34
Non-cash stock-based compensation expense	0.06	0.05	0.16	0.14
Non-cash income tax expense	0.12	0.11	0.28	0.23
Non-GAAP diluted EPS	$0.37	$0.31	$0.86	$0.71

Latitude Acquisition

We entered into a stock purchase agreement, dated as of October 5, 2010, with Global Software Services, Inc., doing business as Latitude Software (“Latitude”), a privately-held provider of accounts receivable management software and services. Pursuant to the terms of the stock purchase agreement, we purchased 100% of the outstanding capital stock of Latitude for an aggregate purchase price of $14.0 million, funded with cash on hand. We deposited $1.0 million of the purchase price into an escrow account to ensure funds are available to pay indemnification claims, if any. Latitude will operate as our subsidiary and will maintain its current headquarters in Jacksonville, Florida. As the acquisition took place subsequent to September 30, 2010, the results of Latitude’s operations were not included in our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2010.

We acquired Latitude consistent with our strategy to supplement organic growth with strategic industry-specific applications and expertise that leverage our core technology platform. We have seen increased demand for our communications software suite and outbound dialing functionality in the accounts receivable management vertical, and we believe this acquisition will expand our global customer base and provide complementary solutions. We will offer the Latitude software suite as a standalone solution, which will include integration with our Interaction Dialer(R) application, as well as with other third-party dialer products.

Financial Highlights

The table below shows our total revenues (in millions) for the most recent five quarters and the years ended December 31, 2009, 2008 and 2007 and the percentage change over the previous period.
Period	Revenues	Sequential Growth %
Three Months Ended:
September 30, 2010	$41.8	8%
June 30, 2010	38.8	11%
March 31, 2010	35.0	(3)%
December 31, 2009	35.9	8%
September 30, 2009	33.2	1%

Year Ended December 31:
2010 year-to-date (9 months vs. 9 months)	$115.7	21%
2009	131.4	8%
2008	121.4	10%
2007	109.9	32%

During the three and nine months ended September 30, 2010 product revenues increased 32% and 21%, respectively, compared to the same periods in 2009. These increases were primarily due to an increase in the average transaction value received as we continue to license our software to larger organizations through both our partner channels and direct sales force. Hardware revenues also increased as an increased number of transactions also included sales of our media servers and gateways consistent with selling larger systems.

Our CaaS revenues have continued to grow throughout 2010, with an increase in CaaS revenues for the three and nine months ended September 30, 2010 of 90% and 80%, respectively, compared to the same periods in 2009.  Interest for our hosted solution continues to grow among current and prospective customers as cloud computing is growing as an accepted alternative to premise-based solutions. Additionally, unlike offerings from our competitors, our solution allows customers to keep their voice traffic and data on their own network.  Moreover, our ability to offer both a premise-based and hosted solution enables us to market our solutions to a wider range of customers than our competitors.

As our CaaS business grows, the associated costs have also increased as we expand our CaaS infrastructure both domestically and internationally. Currently, we have operations in two data centers in the United States and one in the United Kingdom and are establishing operations in three additional countries.

During the third quarter of 2010, our professional services commitments increased as we received over $6.0 million in professional services orders, which will be recognized in future periods as the work is completed, compared to between $2 million and $3 million of commitments historically received in any one quarter.  This increase was attributable to both the larger contracts from premise-based customers and CaaS transactions.

During the three and nine months ended September 30, 2010, we continued to invest in our operations by increasing our staffing company-wide by 19%, which  resulted in increased compensation expenses and recruiting costs. We anticipate our staffing levels will continue to increase.

Historical Results of Operations

The following table presents certain financial data, derived from our unaudited statements of income, as a percentage of total revenues for the periods indicated. The operating results for the three and nine months ended September 30, 2010 and 2009 are not necessarily indicative of the results that may be expected for the full year or for any future period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Product	49%	47%	47%	47%
Services	51	53	53	53
Total revenues	100	100	100	100
Cost of revenues:
Product	15	12	14	13
Services	16	17	16	17
Total cost of revenues	31	29	30	30
Gross profit	69	71	70	70
Operating expenses:
Sales and marketing	29	29	29	30
Research and development	18	18	18	18
General and administrative	10	11	10	11
Total operating expenses	56	58	57	59
Operating income	13	13	13	10
Other income (expense):
Interest income, net	--	--	--	--
Other income (expense), net	1	1	(1)	1
Total other income	1	1	(1)	1
Income before income taxes	14	14	12	11
Income tax expense	6	6	5	5
Net income	8%	8%	7%	6%

Comparison of Three and Nine Months Ended September 30, 2010 and 2009

Revenues

Primary Sources of Revenues

We generate revenues from: (i) product revenues, which include licensing the right to use our software applications and, in certain instances, selling hardware as a part of our solutions; and (ii) services revenues, which include support fees from perpetual license agreements, renewal fees from annually renewable license agreements, professional services fees, educational services fees, and fees from our CaaS offering. Our revenues are generated by direct sales to customers and through our partner channels.

Product Revenues	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	($ in thousands)
Product revenues	$20,586	$15,557	$54,484	$45,100
Change from prior year period	32%	6%	21%	1%
Percentage of total revenues	49%	47%	47%	47%

Not all software and hardware product orders are recognized as revenues when they are received because of certain contractual terms or the collection history with particular customers or partners. Consequently, product revenues for any particular period not only reflect certain of the orders received in the current period but also certain orders received in previous periods and recognized in the current period. In addition, product orders include maintenance and support, which is deferred and recognized over the maintenance and support period.

Product revenues increased by $5.0 million, or 32%, during the three months ended September 30, 2010 compared to the same period in 2009. This increase was primarily due to a 54% increase in the dollar amount of product orders received from both new and existing customers. The increase in the dollar amount of orders was experienced across all three major geographic regions in which we operate. In addition, we received 20 product orders greater than $250,000 during the quarter, with six orders greater than $1.0 million. This compared to 10 orders greater than $250,000 during the same quarter in 2009 with two orders greater than $1.0 million. Finally, the amount of hardware revenue increased 67% during the quarter compared to the same period a year ago.

Product revenues increased by $9.4 million, or 21%, during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to a 28% increase in the dollar amount of product orders received from both new and existing customers. The increase in the dollar amount of orders was experienced in all three major geographic regions in which we operate. In addition, during the nine months ended September 30, 2010, we received 47 orders greater than $250,000, including nine orders greater than $1.0 million, compared to 33 orders received greater than $250,000 during the nine months ended September 30, 2009, including five orders greater than $1.0 million. The amount of hardware revenue also increased 44% compared to the nine months ended September 30, 2009.

Product revenues can fluctuate from period to period depending on the mix of contracts sold between perpetual and annually renewable licenses. While the majority of our product licenses are perpetual, we have certain customers, whose original contracts were signed prior to 2004, with renewable term licenses. Generally, orders for perpetual licenses result in a significant portion of the contract value being recognized when received if recognition criteria are satisfied, while renewable term licenses are recognized ratably over the term of the agreement, generally one year. The impact of the mix of contracts on our product revenues occurs only in the year of a product order; subsequent renewal fees received for annually renewable licenses and renewal support fees for perpetual contracts are all allocated entirely to services revenues.

Services Revenues	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	($ in thousands)
Services revenues	$21,245	$17,613	$61,181	$50,441
Change from prior year period	21%	15%	21%	11%
Percentage of total revenues	51%	53%	53%	53%

Services revenues include the portion of license arrangements allocated to maintenance and support from perpetual and annually renewable contracts, renewals of annually renewable licenses and maintenance contracts, and revenues from professional services, CaaS and education. Revenues related to our renewal and support fees represented 71% and 73% our total services revenues for the three and nine months ended September 30, 2010, respectively, and 77% of our total services revenues for both the three and nine months ended September 30, 2009. The actual percentage fee charged for renewal of annually renewable licenses and perpetual support agreements as compared to the initial annually renewable license fee and perpetual license, respectively, is comparable on a relative percentage basis, and therefore, the mix of these types of contracts in the future is not expected to impact our future services revenues. Renewal rates for license and support fees in the three and nine months ended September 30, 2010 were consistent with prior periods.

Services revenues increased by $3.6 million during the three months ended September 30, 2010 compared to the same period in 2009 primarily due to increased maintenance and support fees of $1.5 million, professional services fees of $1.2 million and CaaS revenues of over $600,000. The increase in maintenance and support fees resulted from continued growth in the number and size of our installed base of customers. Professional services increased due to larger customer installations and CaaS revenues increased as more customers elected cloud-based instead of premise-based solutions.

Services revenues increased by $10.7 million during the nine months ended September 30, 2010 compared to the same period in 2009 primarily due to increased maintenance and support fees of $6.0 million, professional services fees of $2.1 million and CaaS revenues of $1.8 million. The increase in maintenance and support fees as well as professional services resulted from continued growth in our installed base of customers, and the increase in CaaS revenues resulted from an increased number of customers choosing a cloud solution. We believe our installed base of customers and resulting revenues will continue to grow.

Revenues from CaaS contracts are recognized ratably over the life of the contract, which is typically three to four years. Our unrecognized CaaS revenues increased to $13.6 million as of September 30, 2010 as we signed new CaaS contracts as more customers are showing interest in hosted solutions. This amount is not included in deferred revenue shown on our balance sheet. Although some costs related to CaaS are fixed, others are variable based on usage and call volume, and therefore, we would expect our services expenses to increase as the revenues from these orders are recognized. We believe our CaaS services revenues will continue growing as more customers utilize hosted delivery of software for their information technology needs.

Cost of Revenues	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	($ in thousands)
Cost of revenues:
Product	$6,198	$3,950	$16,499	$12,320
Services	6,767	5,549	18,552	16,758
Total cost of revenues	$12,965	$9,499	$35,051	$29,078
Change from prior year period	36%	(3)%	21%	1%
Product costs as a % of product revenues	30%	25%	30%	27%
Services costs as a % of services revenues	32%	32%	30%	33%

Cost of product consists of hardware costs (including media servers and Interaction Gateway appliances that we develop, as well as servers, telephone handsets and gateways that we purchase and resell), royalties for third-party software and other technologies included in our solutions, personnel costs and product distribution facility costs. Cost of product can fluctuate depending on which software applications are licensed to our customers and partners, the third-party software that is licensed by the end-user from us as part of our software applications and the dollar amount of orders for hardware and appliances.

Cost of product increased $2.2 million and $4.2 million during the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009 primarily as more customers purchased our hardware offerings to implement their solutions. In addition, during the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009, royalty expense increased $684,000 and $957,000, respectively, principally due to a contractual commitment.

Cost of services consists primarily of compensation expenses for technical support, professional services and educational personnel as well as costs associated with our CaaS offering. Cost of services increased by $1.2 million during the three months ended September 30, 2010 compared to the same period in 2009, primarily due to increased compensation expense of $696,000 and increased travel expense of $285,000 resulting from an increase in services delivered on-site at customers’ locations. CaaS related expenses also increased by $298,000 due to increased data center and associated hosting costs.

Cost of services increased by $1.8 million during the nine months ended September 30, 2010 compared to the same period in 2009 primarily due to increased compensation expense of $1.3 million and travel expense of $461,000 resulting from an increase in services delivered on-site at customers’ locations. In addition, CaaS related expenses increased by $987,000 due to increased data center and associated hosting costs. Partially offsetting these increases was a decrease during the nine months ended September 30, 2010 compared to the same period in 2009 in expenses related to employee incentives of $281,000 as well as CaaS professional services costs of $611,000 which were deferred and will be recognized ratably over the life of the related CaaS contract.

Gross Profit	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	($ in thousands)
Gross profit	$28,866	$23,671	$80,614	$66,463
Change from prior year period	22%	17%	21%	8%
Percentage of total revenues	69%	71%	70%	70%

Gross profit increased by $5.2 million and $14.2 million, respectively, during the three and nine months ended September 30, 2010 compared to the same periods in 2009 as a result of the impact of the factors discussed above.

Operating Expenses

Sales and Marketing	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	($ in thousands)
Sales and marketing expenses	$12,106	$9,696	$33,939	$28,877
Change from prior year period	25%	2%	18%	(3)%
Percentage of total revenues	29%	29%	29%	30%
Percentage of net product revenues	84%	84%	89%	88%

Sales and marketing expenses primarily include compensation, travel, and promotional costs related to our sales, marketing and channel management operations. These expenses increased by $2.4 million and $5.1 million during the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009 primarily due to increases in compensation expense of $1.2 million and $2.8 million, respectively, and travel and entertainment expenses of $146,000 and $477,000, respectively, as sales and marketing staffing increased 15% compared to a year ago. In addition, corporate marketing expenses increased for the three and nine months ended September 30, 2010 by $449,000 and $950,000, respectively, as we expanded our promotional and branding initiatives and by $360,000 and $409,000, respectively, as we paid more to third parties for customer order referrals.

Research and Development	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	($ in thousands)
Research and development expenses	$7,193	$6,135	$20,562	$17,747
Change from prior year period	17%	6%	16%	10%
Percentage of total revenues	17%	18%	18%	19%

Research and development expenses are comprised primarily of compensation and depreciation expenses. These expenses increased by $1.1 million and $2.8 million during the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009 primarily due to an increase in compensation expense of $980,000 and $2.6 million, respectively, resulting from an 18% increase in research and development staffing.

We believe that investment in research and development is critical to our future growth, particularly because our competitive position in the marketplace is directly related to the timely development of new and enhanced solutions. As a result, we expect research and development expenses will continue to increase in future periods.

General and Administrative	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	($ in thousands)
General and administrative expenses	$3,960	$3,562	$11,859	$10,166
Change from prior year period	11%	5%	17%	(9)%
Percentage of total revenues	9%	11%	10%	11%

General and administrative expenses include salary and incentive compensation expense as well as general corporate expenses that are not allocable to other departments, such as legal and other professional fees and bad debt expense.

General and administrative expenses increased by $398,000 and $1.7 million during the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. These increases were primarily due to an increase in compensation expense of $216,000 and $679,000, respectively, primarily related to a staffing increase of 18%. Bad debt expense also increased by $467,000 during the 2010 nine month period compared to the same period in 2009.

Other Income (Expense)

Interest Income, Net	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	($ in thousands)
Cash, cash equivalents and short-term investments (average)	$80,538	$57,031	$75,255	$52,760
Interest income	120	50	228	232
Return on investment (annualized)	0.60%	0.35%	0.40%	0.59%

Interest income, net, primarily consists of interest earned from investments and interest-bearing cash accounts. Interest expense and fees, which are not material for any years reported, are also included in this category.

Interest earned on investments increased during the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009 as a result of higher interest rates from increasing interest yields on investments. During the first quarter of 2010, we held the majority of our liquid investments in money market funds that are secured by low risk government securities. During the second and third quarters of 2010, as interest rates began to rise, we purchased additional corporate notes which increased our return on investment.

We continue to monitor the allocation of funds in which we have invested to maximize our return on investment while utilizing safe investment alternatives within our established investment policy. We do not have any investments in subprime assets.

Other Income (Expense), Net	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	($ in thousands)
Other income (expense), net	$337	$480	$(1,029)	$706

Other income (expense), net includes foreign currency transaction gains and losses. These gains and losses can fluctuate based on the amount of receivables that are generated in certain international currencies (particularly the Euro), the exchange gain or loss that results from foreign currency disbursements and receipts, and the cash balances and exchange rates at the end of a reporting period. Other income (expense) during the three and nine months ended September 30, 2010 included $337,000 of foreign currency gains and $1.0 million of foreign currency losses, respectively. Other income during the three and nine months ended September 30, 2009 included $480,000 and $706,000, respectively, of foreign currency gains. The income during the third quarter of 2010 reflected the strengthening of the Euro and British Pound compared to the U.S. dollar during the quarter. However, year-to-date expense shows an overall weakening of the Euro and British Pound in relation to the U.S. dollar. During February 2010, we transferred the majority of our Euro cash balances to a U.S. dollar account and in May 2010, we instituted a currency hedging program to help mitigate future effects of fluctuations in the foreign exchange rates on cash and receivables. We continue to explore ways to mitigate the impact of currency fluctuations in the future.

Income tax expense	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	($ in thousands)
Income tax expense	$2,561	$2,005	$5,627	$4,488

For the three and nine months ended September 30, 2010, we expect to pay $151,000 and $431,000, respectively, for state and foreign taxes and expect to utilize our deferred tax assets to offset much of our federal tax expense. We have significant remaining credits and losses to offset taxable income and taxes payable as described in Note 8 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our effective tax rate for the three months ended September 30, 2010 was 42.2%. This tax rate was determined by considering the annual expected federal tax rate, rates in various states and international jurisdictions in which we have operations, and a portion of the amount of stock-based compensation that is not deductible for income tax purposes.

Liquidity and Capital Resources

We generate cash from the collections related to licensing our products as well as from selling hardware, renewals of annual licenses and maintenance and support agreements, and the delivery of other services.  During the first nine months of 2010, we also received $1.8 million in cash from employees exercising stock options and $261,000 from purchases of common stock under our 2000 Employee Stock Purchase Plan. We use cash primarily for paying our employees (including salaries, commissions and benefits), leasing office space, paying travel expenses, marketing activities, paying vendors for hardware, other services and supplies, and purchasing property and equipment. We expect our capital expenditures to total approximately $4.1 million in 2010 primarily for purchases of furniture and equipment and leasehold improvements.

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

	September 30, 2010	December 31, 2009
	($ in thousands)
Cash and cash equivalents	$49,688	$48,497
Short-term investments	35,842	16,482
Total liquidity	$85,530	$64,979

The amount that we report as cash and cash equivalents or as short-term investments fluctuates depending on investing decisions in each period. Purchases of short-term investments and property and equipment are reported as a use of cash and the related receipt of proceeds upon maturity of investments is reported as a source of cash. Subsequent to September 30, 2010, we utilized cash on hand to acquire Latitude for $14.0 million, which is not reflected in the table above.

The following table shows cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine Months Ended September 30,
	2010	2009

Beginning cash and cash equivalents	$48,497	$34,705
Cash provided by operating activities	17,225	13,038
Cash (used in) provided by investing activities	(22,653)	(1,974)
Cash provided by financing activities	6,619	4,815
Ending cash and cash equivalents	$49,688	$50,584

Cash provided by operating activities during both periods was generated primarily by our net income adjusted for routine fluctuations in our operating assets and liabilities. The cash used in investing activities during the nine months ended September 30, 2010 increased as we transferred a portion of our cash to short-term investments as the interest rates improved. Cash provided by financing activities during both periods was due to tax benefits from stock-based payment arrangements and proceeds from stock options exercised.

Contractual Obligations

As of March 31, 2010, we had additional purchase obligations totaling $297,000 to be paid out over the next year related to the build-out of on-site employee dining at our world headquarters.  As of September 30, 2010, approximately $148,000 had been paid.  Subsequent to September 30, 2010, the remaining amount of this contractual obligation was paid. There have been no other material changes to our contractual obligations as set forth in the Contractual Obligations table disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Off-Balance Sheet Arrangements

Except as set forth in the Contractual Obligations table disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as of September 30, 2010.

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

Foreign Currency Exchange Rates

We transact business in certain foreign currencies including the British Pound and the Euro. However, as a majority of the orders we receive are denominated in U.S. dollars, a strengthening of the U.S. dollar could make our products more expensive and less competitive in foreign markets. We have not historically used foreign currency options or forward contracts to hedge our currency exposures because of variability in the timing of cash flows associated with our larger contracts. In May 2010, we began hedging our Euro cash and accounts receivable balances. The volatility of exchange rates and our increasing balances outstanding overseas have resulted in us continuing to explore ways to better mitigate the impact of currency fluctuations in the future. We continue to attempt to mitigate our foreign currency risk by generally transacting business and paying salaries in the local currency of each of the major countries in which we do business, thus creating natural hedges. Additionally, as our business matures in foreign markets, we may offer our products and services in certain other local currencies. If this were to occur, foreign currency fluctuations would have a greater impact on us and may have an adverse effect on our results of operations. For the three months ended September 30, 2010, our foreign currency transaction gains equaled $337,000 and for the nine months ended September 30, 2010, our foreign currency transaction losses equaled $1.0 million.

As of September 30, 2010 and December 31, 2009, we had cash accounts with Euro balances of approximately $3.3 million and $14.6 million, respectively, British Pound balances of $157,000 and $289,000, respectively, and balances of seven other foreign currencies totaling $497,000 and $371,000, respectively. During the first quarter of 2010, we converted the majority of our Euro and British Pound balances back to U.S. dollars in order to reduce foreign currency risk. During the second quarter of 2010 we began hedging Euro cash and accounts receivable balances to reduce foreign currency risk.

Interest Rate Risk

We invest cash balances in excess of operating requirements in securities that have maturities of one year or less. The carrying value of these securities approximates market value, and there is no long-term interest rate risk associated with these investments.

Item 4.	Controls and Procedures.

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010, pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Interactive Intelligence, Inc. (Registrant)

Date: November 9, 2010	By:	/s/ Stephen R. Head
Stephen R. Head Chief Financial Officer, Vice President of Finance and Administration, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)