Form 10-K
period 2010-12-31
INTERACTIVE INTELLIGENCE INC
filed 2011-03-16
CIK 1083318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
*TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to____________
Commission File Number 000-27385

INTERACTIVE INTELLIGENCE, INC. (Exact name of registrant as specified in its charter)

Indiana (State or Other Jurisdiction of Incorporation)	35-1933097 (IRS Employer Identification No.)

7601 Interactive Way Indianapolis, IN 46278 (Address of principal executive offices, including zip code)

(317) 872-3000 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	The NASDAQ Stock Market LLC (The NASDAQ Global Select Market)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☑

Assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing sale price per share of the registrant’s common stock on June 30, 2010 as reported on The NASDAQ Global Select Market on that date was $215,170,007.

As of February 28, 2011, there were 18,525,348 shares outstanding of the registrant’s common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Form 10-K are incorporated by reference from portions of the registrant’s Proxy Statement for its 2011 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2010.

i

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

Overview

Interactive Intelligence, Inc. (“Interactive Intelligence”, “we”, “us”, or “our”) is a leading provider of software applications. Our principal product is a suite of applications that provides customers with a software-based multi-channel communications platform. We are a recognized leader in the worldwide contact center market, where our software applications provide a range of pre-integrated functionality.  We use this same platform to offer our solutions for business communications, including business process automation. Our solutions are delivered both on-premise and through “cloud-based” models using hosted data centers.   Our solutions are used by businesses and organizations in industries such as teleservices, financial services, higher education, utilities, healthcare, retail, technology, government and business services.

Our software has been licensed since 1997. We market and distribute solutions around the globe, directly to customers and through a channel of approximately 300 value-added partners. Our software applications are available in 23 languages and our solutions have been installed in 95 different countries.

Our partners and certain customers become certified through our professional education curriculum. Customers are supported by our global support network of company technical professionals and implementation partners.

Recent company recognitions include the following:

•	Gartner, Inc., Leader’s Quadrant, 2009 “Magic Quadrant for Contact Center Infrastructure, Worldwide” report, the most recent report;

•	Number 185 in the Top 500 Global Software & Services Companies list (tenth consecutive year listed), Software Magazine;

•	Number 26 among America's 100 Best Small Companies, Forbes Magazine;

•	2010 North American Technology Company of the Year, Contact Centers, Frost & Sullivan; and

•	2010 Unified Communications Innovation Award (third consecutive year), TMC Labs.

We have been an ISO 9001:2000 Certified company since January 2005 and obtained our re-certification in December 2010, marking our fifth consecutive year of compliance. Being certified ISO 9001:2000 gives assurance to our customers and partners that we are able to satisfy ISO requirements by having in place the means to continuously improve our business processes.

Our strategy is to expand our reach in three ways: through continued penetration of our unified Internet Protocol (“IP”) business communications solutions, through business process automation and through the acquisition of complementary applications and distribution channels.

Unified IP Business Communications Solutions

Our innovative software products and services are designed for multichannel interaction management and business communications (voice and messaging) using the Session Initiation Protocol (“SIP”) global communications standard for Voice over Internet Protocol (“VoIP”).  With our all-in-one platform, organizations can replace various traditional “multipoint” communications products. Our solutions incorporate a full-featured media server, media gateways, SIP proxy and SIP station voice device for IP-based communications networks and infrastructures. Customers can deploy our solutions on-premise or in a “cloud-based” model using a hosted data center.

Our solutions integrate with business systems and end-user devices, enhance the mobility of today’s remote workforce, scale to thousands of users, support the ability to manage content in large volumes, provide communications and data security and satisfy a range of business communications and interaction management needs.

By implementing our all-in-one solutions, businesses are able to unify multichannel communications media (phone, fax, e-mail, web chat, content, Short Message Service (“SMS”), social media) and information, automate business processes, enhance workforce performance and productivity, improve customer service processes and readily adapt to changing market and customer requirements. Contact centers can leverage our platform to support thousands of agents, including remote “Work-at-Home” agents, and can handle inbound, outbound and “blended” inbound/outbound interactions, at one location or throughout multi-site contact center operations. Our enterprise IP telephony solutions provide call control and messaging for mid- and large-sized business enterprises with 50 up to thousands of users, including the ability to scale user counts up or down as needed. Enterprises, contact centers and other organizations can utilize our business process solutions to automate processes using an approach that incorporates communication functionality such as routing, quality monitoring and the ability to indicate employee availability.

We have long been recognized for our innovative single-platform contact center and enterprise application solutions that allow contact centers and business enterprises to automate, queue and manage multichannel communications media. Contact centers can leverage this same software platform for predictive outbound dialing, workforce management, quality monitoring, post-call customer satisfaction surveys, call and screen recording and agent scoring, interaction tracking, speech recognition, content management, social media networks monitoring and other enhanced contact management and compliance capabilities.

Though many communications vendors continue to migrate toward software-oriented solutions, they still largely follow traditional proprietary (“legacy”) approaches and offer a combination of hardware-centric public branch exchange (“PBX”) phone systems, automated call distributors (“ACD”), voice mail systems, interactive voice response (“IVR”) systems and associated equipment. In contrast, our communications platform is architected on open standards software developed to run on the Microsoft® Windows® (“Microsoft Windows”) operating system and industry standard servers, enabling organizations to reduce both the number of systems and the cost of expensive communications equipment from proprietary vendors.

The added value of our open software approach is in the clear migration path it provides to VoIP using the SIP communications standard for networked voice and data. In addition to VoIP, this open approach enables broader integration to business systems, such as insurance policy and claims administration systems, as well as end-user devices such as telephones and headsets, while reducing overall costs for network management, system administration, new application deployments and functionality upgrades. Our solutions have established integration with many popular business applications for customer relationship management (“CRM”), enterprise resource planning (“ERP”) and other processes, enabling customers to fully integrate and automate their specific business rules with minimal customization. Similarly, our solutions support integration with applications designed to monitor social media networks and the comments of users regarding a business’ products, services and brands.

Business Process Automation

We believe business process automation will improve a company’s competitive position in the global marketplace and strengthen its foundation for growth. Our applications have long taken an intelligence-based approach to automation, beginning with the ability to interpret and unify multichannel interactions, and followed thereafter with features such as multichannel queuing, skills-based (agent) routing and recording and tracking of events according to an organization’s business rules. More recently, our Communications-Based Process Automation (“CBPA”) approach has combined these established communication automation practices with the automation of formal business processes, such as help desk personnel formulating and tracking customer trouble tickets or human resources staff handling employee time-off requests, through our full-featured process automation product solution.

Acquisition of Complementary Applications and Distribution Channels

We are seeking to expand our market share through the acquisition of technologies that complement our communications platform and through the acquisition of companies that can expand our distribution channels.

In May 2009, we acquired AcroSoft Corporation (“AcroSoft”) and its established lineup of document management, workflow management and associated products, adding a number of advanced document management capabilities to our all-in-one communications software suite. AcroSoft’s business focuses on the insurance industry, although there are many other vertical industries in which organizations are tasked with managing large volumes of customer and business information, which represent additional potential markets for our solutions.

In October 2010, we acquired Global Software Services, Inc., doing business as Latitude Software (“Latitude”) and its suite of open software applications for accounts receivable management. Prior to this acquisition, Latitude was a featured integration partner for our contact center and enterprise IP telephony platform solutions and organizations that required advanced functionality for accounts receivable management processes. We are working to create tighter integration between Latitude’s applications and our core Interaction Center Platform® technology and plan to enhance Latitude solutions for first-party debt collections, incorporate Latitude’s solutions into our cloud-based offerings and internationalize Latitude’s solutions for sale around the world.

In February 2011, we acquired Agori Communications, GmbH (“Agori”), a Frankfurt, Germany-based reseller of our solutions.  Agori has been a channel partner of Interactive Intelligence since 2002, providing sales, support and implementation of our products throughout Germany, Austria and Switzerland.  We plan to utilize our combined German resources to expand our coverage of this region.

Industry Overview and Current Developments

VoIP, eServices, content management, business process automation and the increased use of various media types such as social media and SMS continue to cause a major shift in business communications technologies. Organizations in many industries are moving from one-dimensional, hardware-based PBX phone systems to multichannel software platforms that support a broad list of applications. Such platforms incorporate IP telephony and a unified communications approach to bring networks, information and voice and data applications together.  This enables organizations to automate processes to improve organizational effectiveness and reduce communications equipment costs.

IP technologies have allowed many businesses to transfer voice traffic from circuit-switched networks and bulky hardware equipment to more agile “converged” voice and data networks, applications servers and lower-cost end-user devices. One result of this transition is that traditional PBX phone system hardware, which many established PBX vendors are slowly phasing out of their products, is being replaced by software-based IP PBX and IP contact center solutions. This transition to IP-based products is a key driver in the sales process.

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

Businesses and their customers have long utilized voice communications media such as the telephone, voice mail and the fax machine to interact. The Internet has also expanded communications media to include additional channels for e-mail, web chat sessions, web callback requests, VoIP calls, text messages and videos. With improved customer service as an ongoing objective, many companies are deploying web-oriented applications for e-mail management plus knowledge management and web auto response for customer inquiries and frequently asked questions (“FAQs”), web collaboration and other online services to raise service levels. Though many online services are unified in an applications approach, most companies still support online media channels using separate e-mail platforms, web servers, chat servers and other disjointed equipment that can lead to inconsistencies and inefficiencies across customer touch points.

Cloud-based offerings are where service providers maintain the core communications system in data centers and extend system functionality to customer sites. The cloud-based model, commonly referred to as “cloud-based services,” “hosted services,” “on-demand services,” or “cloud computing,” requires little to no capital expenditures for on-premise equipment at the customer location and reduces deployment costs. The cloud-based model also offers faster implementation times, provides a monthly variable-cost structure (often referred to as “pay as you go”) and requires less user overhead to maintain compared to infrastructures where application servers reside at service provider data centers. Organizations also benefit as service providers implement enhanced solutions and deploy new services, monitor security and provide disaster recovery support as part of their overall service offerings.

Conventional call centers consist of phone banks and agents handling inbound and outbound calls. While relegated to a single communications channel, these “call-only” centers nevertheless require multipoint systems consisting of a PBX, ACD and an automated attendant to handle voice-based interactions, along with optional systems such as an IVR system, a predictive outbound dialer and a call logger. Most call centers also are forced to spend time and money to integrate their disparate phone system devices. Today, conventional call centers continue the transformation from call-only centers to multichannel “contact centers” by incorporating all-in-one communications technologies that present e-mail, web interaction and messaging capabilities alongside phone calls to offer customers a wider range of contact options and service and support channels. Also given the growing availability and use of cloud-based services, some call centers are now finding it more cost-effective to make the transition to multichannel contact center functionality, since on-premise equipment and integrations are seldom required and capital costs are minimized or eliminated.

Content management has grown increasingly important for organizations in such industries as insurance, financial services and healthcare that circulate large amounts of information internally and externally. Government agencies and other organizations tasked with managing confidential data are also putting greater emphasis on content management as they continue to archive information in larger volumes. Much like the new breed of software-based solutions for converged voice and data communications and business process automation, many contemporary solutions for content management are server-based applications. End-users of content management systems can typically range from enterprise business users to contact center agents, insurance agents and claims adjusters, banking loan officers, healthcare professionals, human resources personnel and other users who routinely must access documents and information in the office or remotely outside the office. To meet the diverse needs of these end-users, the “virtual file cabinet” approach of a content management solution allows organizations to easily define file management structures and retrieval processes specific to their business, user and customer requirements.

Our Solutions

Overview

We provide a comprehensive solution of interaction management, business communications, business process automation and content management applications developed to run on our pre-integrated Interaction Center Platform® multichannel event-processing platform and the Microsoft Windows operating system. Our software solutions, as well as the core Interaction Center Platform® that supports them, are designed expressly to work with one another as fully integrated all-in-one solutions that do not require any multipoint hardware or integrations to third-party products or computer telephony integration (“CTI”) middleware, and, for communications, are capable of processing thousands of interactions per hour.

As a true all-in-one solution for voice, data and process automation, the Interaction Center Platform® does not require separate systems or integration. This all-in-one approach allows contact centers and enterprises to process communications consistently across various media channels: telephone calls, e-mails, faxes, voice mail messages, Internet chat sessions, IP telephony calls, SMS messages, social media and generic media such as trouble tickets. Organizations can apply business rules across media channels and types for uniform customer service processes and end-to-end tracking and reporting that improves workforce performance and service quality.  Whereas many of our competitors’ unified communications offerings are stand-alone products or part of a portfolio of integrated applications and platforms, our all-in-one platform and application suite has unified communications inherently since its development in 1994.

As a server-based solution designed for IP networks, our platform and integrated IP application suites eliminate multiple hardware “boxes” to reduce equipment costs and complexity, and provide a single point of system management to simplify administration and maintenance. For voice communications, our solution is flexibly deployed as a PBX/IP PBX or with an organization’s existing PBX/IP PBX.

Interaction management functionality in the contact center, for certain business communications capabilities such as call control and unified messaging in the enterprise, can be delivered via our cloud-based or hosted offerings. Contact centers can deploy our cloud-based services via a local control VoIP model that keeps their current telecommunications circuits, all voice traffic and critical data at their site; as a remote control VoIP model that routes calls over telecommunications circuits terminated at one of our cloud-based data centers; or as a remote control time division multiplex (“TDM”) model that routes calls over traditional telecommunications circuits terminated at one of our data centers. At any time and in one step, cloud-based customers can migrate their services (i.e., server and applications) from a cloud-based solution to an on-premise system at their site. We additionally offer a fully managed cloud-based option in which we manage all cloud-based services for the customer. Our cloud-based offering significantly reduces upfront capital expenditures and limits ongoing operations and maintenance expenses to a monthly cost.

With the emergence of CBPA as a business technology, the Interaction Center Platform® provides a logical and proven foundation for automating the business rules, information and voice and data interaction components that drive many business processes. An organization can effectively utilize its communications platform to queue, route and deliver work to employees in the same way it distributes a call, e-mail or chat. Using a problem report as an example, a customer can fill out the report from a web page, at which point the CBPA approach creates a trouble ticket in a help desk system, inserts the ticket into a queue, routes it to the next available representative, and “pops” the ticket on the representative’s desktop, pre-populated with information from the appropriate entry. To provide service level guarantees, if the ticket is not picked up within a specified period of time, the CBPA approach automatically assigns it to a different, available representative. To ensure routing to the “right representative,” organizations can assign user skills to different types of trouble tickets and supervisors can track the handling of tickets using the same graphical interface they use to view the performance of contact center agents. To date, while some vendors offer “communications-enabled” process automation, such as e-mail or text alerts when a banking customer’s balance exceeds a certain threshold, we believe very few other vendors offer the extensive CBPA functionality of our platform.  In addition, with our platform’s open standards approach to support broader integration to business and data systems, integrating today’s server-based content management applications is much less complex than with older hardware-based systems for content management.

Contact Center

We remain an industry leader in helping contact centers move from traditional TDM phone equipment, multipoint call center technology and CTI to pre-integrated application solutions for multichannel contact management, developed on open standards for VoIP. We are listed in the Gartner, Inc. Leader’s Quadrant of the 2009 “Magic Quadrant for Contact Center Infrastructure, Worldwide” report, the most recent report issued, for the third consecutive year.

Our scalable all-in-one contact center platform and application suite enables contact centers to intelligently automate, route, monitor, record, track and report on phone calls as well as fax, e-mail, web interactions, SMS and social media, whether in a single location or across multi-site operations. Contact centers can also easily license our pre-integrated add-on applications for predictive dialing, workforce management, screen recording and multichannel recording and agent scoring, business process automation, automated post-call satisfaction surveys, content management and other enhanced functionality.

Our Interactive Intelligence Customer Interaction Center® (“CIC”) solution gives contact centers and enterprises an all-in-one platform and a pre-integrated all-in-one application solution for IP telephony, highlighted by multimedia ACD to uniformly manage phone calls, faxes, e-mails and web interactions. CIC’s inherent PBX/IP PBX call processing, voice mail, fax server and unified messaging further enhance performance and customer service for agents, supervisors and business users. The SIP-architected CIC provides a straightforward migration path for VoIP and is well suited for contact centers, including remote agents. CIC also serves as a communication solution for enterprises and multi-site organizations, including mobile workers. Organizations can deploy CIC as an on-premise product or through our cloud-based deployment model.

Some of our other solutions that work with our CIC platform and provide additional functionality include Interaction Dialer®, a predictive dialer that provides call scripting and other call functionality; Interaction Director®, which routes calls to locations that are capable of handling calls at that time; and Interaction Optimizer®, which supports workforce management capabilities.  In addition, some of our most requested pre-integrated add-on modules include Interaction Supervisor™, which provides real-time interfacing for monitoring activities; Interaction Tracker®, a contact history management application; and Interaction Recorder®, which offers quality assessment control.

For self-service automation in the contact center environment, including speech-enabled IVR and e-mail auto response technologies, we offer a full range of solutions that help organizations support their sales and service objectives while standardizing customer service options and reducing operations costs. One self-service application our customers have implemented is e-FAQ®, our FAQ auto response via e-mail.

As on-demand cloud-based offerings continue to take hold in the contact center market, our contact center platform and application suite is already positioned to deliver ACD, IVR, multimedia queuing, recording, real-time supervisory monitoring, workforce management and other critical services via our cloud-based offering and VoIP, with local control for services implementation, administration and voice and data security.

Our current release of the Interaction Center Platform® is version 3.1 and we expect to release version 4.0 in the first half of 2011.

Enterprise IP Telephony

Leveraging our strength in the contact center sector has enabled us to offer IP telephony both to mid-sized business enterprises and to larger enterprises. In positioning our contact center solution for enterprise requirements, we target organizations from 50 to thousands of users who can implement our single platform solution, which includes the ability to scale user counts up or down as needed. This solution can be implemented for IP PBX, ACD, IVR, multimedia queuing, messaging, business process automation, content management, mobile access and other capabilities that meet the needs of enterprise business users and workgroups as well as contact center agents.

With Interactive Intelligence Customer Interaction Center® for the Enterprise (“CIC for the Enterprise”) we offer a single, highly-scalable, multichannel IP telephony and messaging platform that allows organizations to route live communications to various devices. For VoIP, our platform’s open, inherent IP architecture paves a straightforward migration path to VoIP for organizations looking to make the move to IP telephony, or who choose to integrate our platform to an existing PBX phone system and move to VoIP at a later time. In addition, our solution offers a practical replacement option for certain existing voice mail systems that now are nearing outdated status. The CIC for the Enterprise software additionally offers features including real-time presence management and remote access, with pre-integrated unified messaging, IVR and Interaction Client® integrations for Microsoft applications optionally available. Also optionally available are advanced “contact center”-style features such as workforce management and customer satisfaction surveys. By providing flexible choose-by-function deployment and licensing options for features and users, organizations can configure and centrally administer the precise IP telephony and messaging environment needed by department or enterprise-wide. This solution has been successfully deployed by enterprises and organizations such as banks, insurance companies, healthcare providers, service providers and other customer service-oriented companies, along with organizations that maintain mobile and remote workforces and/or thousands of messaging users.

Business Process Automation

From its inception, our core software platform was developed as a process automation platform to automate and unify phone calls, faxes, e-mails and web interactions and to manage all of these media types with features including multichannel queuing, skills-based routing and speech-enabled IVR and auto attendant processes structured according to an organization’s business rules. As an outgrowth of our platform’s automation capability, CBPA inherently extends our communications automation practices to the automation of formal business processes, such as employees of an insurance company processing a claim or a banking loan officer reviewing and approving a customer’s online application for a new car loan. We are leveraging our platform technology to provide a business process automation product solution for contact centers and enterprises in virtually any industry looking to automate key business and interaction processes.

Our Interaction Process Automation™ (“IPA”) solution integrates with and leverages the CIC platform to automate business processes based on CIC’s multichannel communications, queuing and routing capabilities. IPA allows an organization to capture, prioritize, route, escalate and track each step in a work process, including progress, people, skills, qualifications, availability and resources, and to improve process efficiency and consistency by minimizing the latency and human error common in most processes that are executed manually. IPA can be applied to horizontal processes such as approving time-off requests by a human resources group, or to vertical processes such as processing a loan application at a bank or credit union. As an “intelligent” application, the principles of IPA stem from technology proven in contact centers, including presence to determine an employee’s qualifications and availability to receive a new work assignment regardless of location, and routing and queuing to route work through each step of the defined process with speed and precision, all while maintaining full integration with each associated communication activity.

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

As a result of our acquisition of AcroSoft in May 2009, we now offer an established application product suite for creating, managing, distributing and delivering business-critical content across an enterprise. In conjunction with the AcroSoft automated processes, AcroSoft applications work in unison for content management, workflow processing, work management and reporting. AcroSoft Documents, our product for document and information management, is a client-server component that provides a view of various electronic file formats in a user-defined “virtual cabinet.” Users can manipulate and manage document and folder views using an assortment of functions accessible from the AcroSoft Documents application. The AcroSoft Documents application complements an organization’s data and business processing practices as a stand-alone application, working in tandem with other systems, or can be interfaced into a processing application. AcroSoft AnyWhere-Documents is our web-based document management solution that offers many of the same functions as AcroSoft Documents, including the ability to organize files, upload documents, annotate images, view multiple file types and implement overall security, all from within a web-based interface accessible from anywhere that an Internet connection is available.

By integrating these capabilities with our platform’s IPA business process automation features, this “whole solution” will extend greater content management functionality to our existing customers in the contact center market and to our customers in the insurance industry and similar vertical markets in which document management is becoming increasingly critical.

In 2011, we expect to release Interaction Content Management™ (“ICM”), our next-generation document management product based on new object-oriented, cloud-based architecture for document management solutions.

Accounts Receivable Management

Accounts receivable management products provide a set of software solutions to collection agencies, credit departments, debt buyers, creditors and attorneys to manage all aspects of the debt collection and recovery process.

 As a result of our acquisition of Latitude in October 2010, our suite of solutions now includes Latitude’s accounts receivable management products, which provide all of the features necessary to perform sophisticated collection operations. Because Latitude products are standards-based, they easily integrate with our predictive dialing product but also work with third-party contact center and dialer products from other vendors. This approach currently allows Latitude’s solutions to be positioned as an integrated solution on our platform and as integrated solutions for other dialer platforms. Latitude also offers its solutions as premise-based or as a cloud-based service.

In 2011, we plan to create tighter integration between Latitude’s applications and our core Interaction Center Platform®, incorporate Latitude’s solutions into our cloud-based offerings, enhance Latitude’s first-party debt collections application and internationalize Latitude’s solutions for sale around the world.

We believe Latitude’s applications’ integration capabilities and cloud-based options will differentiate us from, and more effectively position us against, our competitors within the vertical market for accounts receivable management.

Hardware

Some customers licensing our CIC software also purchase certain hardware from us, such as servers and telephone handsets, and occasionally networking hardware, as part of the solution. In addition, we have developed our Interaction Media Server™, Interaction Gateway® and Interaction SIP Station™ appliances as a combination of hardware and our software.

Business Strategy

Innovation remains at the core of our business strategy: innovation in our product offerings, as well as innovation in our approach to the market and our ability to solve customers’ business communication problems. Our strategy for achieving success includes multiple key objectives, described as follows:

•
Enhance Product Functionality and Scalability.  We have continually added scalability and functionality to our Interaction Center Platform® and will do so again in 2011. Our next major version, version 4.0, which we expect to release in the first half of 2011, will include speech analytics as well as numerous other improvements. Later in the year we plan to release ICM, our next generation object-oriented content management solution. We will also be releasing enhancements to IPA, and we will continue to integrate and begin internationalizing Latitude’s suite of products and enhance integration with the Interaction Center Platform®.

•
Win Larger Contact Center Opportunities.  Part of our strategy for the last five years has been to move up-market, filling the needs of the largest businesses and contact centers in the world. During 2010, we received 71 orders greater than $250,000, with 19 of those orders greater than $1.0 million, compared to 46 orders greater than $250,000 in 2009, with nine of those orders greater than $1.0 million. We are making a noticeable penetration into larger businesses around the world.  Building increased scalability into our products is an important key in this strategy. Equally important is our sales strategy targeted to larger opportunities, our work with consultants and analysts and the methods in which we go to market. In 2011, we expect to continue our push into opportunities with larger contact centers and businesses.

•
Rapidly Grow Our Cloud-Based Communications Business and Expand into New Geographic Areas.  The global markets for cloud-based communications services showed growth throughout 2009 and 2010, with industry analysts expecting the growth trend to continue. In Europe, and the United Kingdom (“UK”) in particular, Synergy Research Group (“Synergy”) estimated in its May 26, 2010 Enterprise Voice Market Shares report that demand for cloud-based services will continue to be strong, based on a 24.4% year-over-year growth in the UK in 2009-2010. Synergy’s report showed growth to be equally strong in the Asia-Pacific (“APAC”) region during the same period, and predicted similar continued growth in the APAC region through 2011.  With opening data centers in the Americas, Europe, the Middle East and Africa (“EMEA”) and APAC, we believe we can take advantage of this growth market.

•
Implement Marketing Campaigns to our Existing Customer Base and to Increase Brand Recognition in Our Target Markets.  In 2011, we will continue efforts to enhance our brand recognition in the markets we serve. Among our efforts will be the intended launch of a new customer-focused ad campaign, the continued build-out and promotion of a web site to highlight customer case studies and product deployments, and planned quarterly web events to be promoted via major information technology and communications-related industry web sites. We also intend to continue the expansion of our consultant liaison program into international markets, with a focus on our on-premise as well as cloud-based offerings. To meet the ongoing needs of our current customers throughout 2011, we have planned version enhancements to our CIC application suite, Interaction Dialer® product, Interaction Supervisor™ application and Interaction Optimizer® application for workforce management and agent scheduling. We also plan to upgrade e-mail support and Microsoft Outlook® integration in our core Interaction Center Platform® technology.

•
Acquire Targets that Complement Our Applications and Strengthen Our Distribution Capabilities.  We continue to explore potential acquisitions that strengthen our distribution capabilities and expand our application breadth in certain key industry verticals. On the distribution side, we are focused on international markets where we can accelerate our current business growth. Our March 2011 purchase of Agori is an example of the type of enhancements to our distribution channel that we are targeting. On the application side, we continue to look at vertical applications that leverage our CIC platform, consistent with our prior acquisitions in the insurance and accounts receivable management verticals. In addition, we are exploring ways to expand our business segments into other verticals through acquisitions and/or product line extensions. We believe building a comprehensive offering will continue to differentiate us from, and more effectively position us against, our competitors within these other verticals.

•
Cultivate New and Existing Strategic Business Partners and Resellers.  We currently have strong strategic business relationships with RightNow Technologies, Inc., Salesforce.com, Inc., Microsoft Corporation, International Business Machine Corporation (“IBM”), Polycom, Inc., AudioCodes Limited, and other key vendors. Each of these relationships is unique and they each bring key benefits and we will continue to work with these partners to create new sales opportunities. Along with the name and brand recognition of these partners, we intend to leverage their marketing capabilities to bring greater recognition to our brand. We believe that working in conjunction with companies such as these will provide us with larger and more numerous opportunities worldwide. In addition to these strategic business relationships, we have over 300 partners in our existing network that are focused on our markets for the contact center, enterprise IP telephony, and business process automation, which we intend to work closely with in 2011. The majority of our revenue comes through our reseller channel, and this channel gives us a competitive advantage against smaller, start-up competitors that may sell directly to the customer. We also plan to aggressively seek new partners who can we can work with to provide enhanced, combined value to our customers and prospects.

Global Distribution and Sales

We distribute our products through reseller partners and direct arrangements with end-user customers. In 2010 and 2009, 62% and 75%, respectively, of total product orders were received through partners.

We assign geographic or account responsibilities to Territory Managers who manage partners and direct customer opportunities. As of December 31, 2010, we had 61 Territory Managers, maintained a global channel network of approximately 300 partners and installed our solution in 95 different countries.

Our partners are supported by Program Managers, regional Channel Enablement Managers, Licensing Specialists and other roles related to sales, support services and education/certification.

Marketing

Our marketing team consists of the following four groups:

•	Public Relations/Analyst Relations, which manages media relations, key messaging, and creating and managing relationships with industry analysts;

•	Solutions Marketing, which markets and promotes our solutions to customers, prospective customers and partners as well as to industry analysts;

•
Lead Management, which drives all lead-generation activities resulting from tradeshows, seminars, and web-based marketing programs, utilizes purchased lists of prospective customers and leverages joint marketing activities with strategic partners to generate qualified leads for partners as well as Territory Managers;  and

•
Marketing Services, which prepares all print collateral and associated materials for tradeshows, marketing seminars, promotions, advertising, brand awareness, customer and partner relations, and other company functions.

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

Professional Services

Our Professional Services team handles strategic accounts and enhances partner expertise on advanced offerings such as predictive dialing, speech recognition and third-party CRM integrations. Our Professional Services team can also, among other things, help integrate our products into applications such as Salesforce.com, and embed call control into in-house applications and speech-enable IVR applications. The system configuration services and ad-hoc consulting services from our Professional Services team work to ensure that the customer has the solution that drives their business success. The Professional Services team works closely with new partners as they implement our products at their sites, and is often involved with the early release of our products to assist in new release implementations. We are continuing to invest in this team as we provide more consulting and implementation services for strategic customers globally.

Support Services

Our Support Services team offers global technical support for our partners and customers 24 hours a day, 7 days a week by phone, fax, e-mail, web chat and from our website. We have support centers at our world headquarters in Indianapolis, Indiana, the UK and Malaysia. We have secondary support employees available in California in the United States, and in the Netherlands, Germany, Australia and Japan. We utilize our CIC products, leveraged with technologies such as knowledge base, CRM and the Internet, to maximize the effectiveness of our support services.

Our Support Services team is divided into regions that align with our worldwide sales teams. Interactions are routed to the respective region based on the customer location. This enables Support Services team members to better know their customers and offer quality support services. The engineers on our Support Services team are also specialists. They focus their efforts on very specific areas of our offerings, allowing them to develop a deeper knowledge set. This enables us to do skills-based routing that directs the customer to the best engineer based on their domain, thus reducing the time to resolve the problem. We use our Interaction Director® product to route incidents globally in a “follow-the-sun” manner.

Managed Services

With our growing base of strategic partners and end customers, we now offer a Managed Care Program in which an assigned Managed Services team of knowledge experts provides off-site support and day-to-day support on-site within our customers’ locations. We use Interaction Monitor™ to enable our engineers to have a constant view of the health of the customer system. Our goal is to provide proactive system management.

Education Services

Our Education Services team is also divided into regions that align with our worldwide sales teams and provides technical certification and advanced instruction through on-site courses, classroom presentations and web-based training. This team develops and maintains course curriculum for formal certification programs such as sales, product installation, troubleshooting, system administration and custom design. Web-based training courses offer enhanced topics such as reporting, system administration and computer-based user training. All of our partners are required to maintain updated certifications to license and support our products. Classes are also offered to all of our end customers to encourage the most effective use of the applications. We have moved our classroom sessions to a VoIP structure and focused our Education Services resources on the IP-based Interaction Center Platform®. This enables our partners and our end customers to build a deeper understanding of the networking infrastructure and telephony technology of the future.

Customers and Geographic Areas of Operations

Through December 31, 2010, we had licensed our products to approximately 4,000 customers in the Americas, EMEA and APAC. No customer or partner accounted for 10% or more of our revenues in 2010, 2009 or 2008. One partner accounted for 13% of our accounts receivable as of December 31, 2009, but no customer or partner accounted for more than 10% of our accounts receivable as of December 31, 2010 or 2008. No material part of our business is dependent upon a single customer or partner or a small group of customers or partners. Therefore, the loss of any one customer or partner would not have a material adverse effect on our operations.

See Note 11 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for financial information about each of the geographic areas in which we operate.

Supplier Relationships

We rely on third parties for several components in the delivery of our complete solution, including general purpose servers, third-party software, third-party hardware appliances, telephone end-points and integration to various vendors’ hardware and software systems. Our reliance upon these third parties comes with some amount of risk, primarily due to the possibility of these suppliers being acquired or discontinuing a product we rely on, or failure to renew terms of contracts with these suppliers. In addition, some of the third-party software is licensed from our competitors or such suppliers could become our competitors in the future, which may complicate our relationships with these suppliers. In many cases, however, we maintain relationships with several different suppliers and therefore believe alternatives could be available if a supplier would cease doing business with us. We feel that the risks are further mitigated by the revenue that we generate for these third-party suppliers and the length of notice that we would most likely receive from the suppliers if any of the products were discontinued.

Competition

The markets for our application-based solutions are highly competitive. Competition is typically based on various factors, including breadth of product line, price, ease of installation, ease of use, depth of functionality, product roadmap, total cost of ownership, return on investment, integration with other applications, security, reliability and scalability. We differentiate ourselves from our competitors by enabling customers to choose to deploy many of our solutions on-premise or as a cloud-based model using a hosted solution, offering an all-in-one platform, adhering to industry standards and providing a broad set of applications for the business enterprise. Also contributing to our competitive strengths are our growing installed base of customers, new products such as Interaction SIP Station™, Interaction Conference™, Interaction Feedback® and IPA, as well as enhancements to our Interaction Optimizer®, Interaction Dialer®, Interaction Director® and Interaction Feedback® offerings. Our competitive position in the last twelve months has also benefitted from the 2009 acquisition of a major competitor (Nortel Networks Corporation (“Nortel”)) by another competitor (Avaya, Inc. (“Avaya”)), which created additional sales opportunities for us as Avaya discontinued certain products throughout 2010.

Our competitive position varies in each of our three markets. In the contact center market, we are considered a leader by third-party analyst firms based on the breadth of our product line, the completeness of our vision and our ability to execute. We compete successfully with our contact center competitors including those companies that are considerably larger in size. If a potential customer chooses to evaluate our cloud-based offering for the contact center market they will encounter different competitors than those seen in our premise-based offerings, most of which are smaller, less established vendors.  In the contact center market, our primary competitors are Aspect Software, Inc., Avaya and Cisco Systems, Inc (“Cisco”).

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

The business process automation market can be divided into two submarkets: process automation and content management. We are new to the process automation market and compete both with traditional telecommunications vendors such as Avaya and Genesys Telecommunications Laboratories, Inc. and, to a lesser extent, with traditional business process management suite vendors such as IBM, Lombardi Software, Inc., Savvion Inc. and Oracle Corporation (“Oracle”). We entered the content management market in part through our 2009 acquisition of AcroSoft, which added industry domain expertise as well as a larger installed base of insurance customers.

While we are not new to the market for accounts receivable management (“collections”), we reinforced our market position with our 2010 acquisition of Latitude, which added industry domain expertise and a larger installed base of collections customers. In the accounts receivable management market, vendors that compete against our products and those of Latitude include Ontario Systems, Columbia Ultimate, CR Software LLC, The Computer Manager, Inc.’s Debt$Net Collection Software and Fair Isaacs Corporation.

Research and Development

Leveraging technology is part of our strategic position, and we continue to invest a substantial percentage of our revenue in research and development (“R&D”). Our R&D group is comprised of professionals with backgrounds in telecommunications, software and hardware. This combination of diverse technical and communications expertise contributes to our competitive advantage with a differentiated technology approach. A series of packaged customer solutions are available from this group, such as integration to SAP Corporation, Oracle’s Siebel, Inc. and Microsoft Dynamics CRM. These solutions allow partners to quickly install sophisticated applications for customers.

Within the R&D process, our Product Management team is responsible for coordinating activities with our development teams to define product requirements and to manage the process for market requirements, product development approvals, pricing definitions, release scheduling and beta test coordination. The Product Management team oversees the product management process from product concept through the end of the beta test cycle.

We are a Microsoft Certified Developer as well as a Microsoft Certified Solutions Provider. These designations provide us early access to Microsoft technology and the opportunity to develop products quicker that effectively integrate with Microsoft products.

R&D expenses were $28.3 million, $24.1 million and $21.5 million in 2010, 2009 and 2008, respectively. Our R&D group is structured into technical teams, each of which follows formal processes for enhancements, release management and technical reviews. R&D expenses include a testing department that utilizes automated techniques to stress test significant portions of our core software. We continue to make R&D a priority in our business in order to remain on the forefront of innovation.

The R&D groups of companies we have acquired through acquisitions are integrated into our R&D group and follow the same structure and processes detailed above.

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

As of December 31, 2010, we and our subsidiaries held 12 patents and have filed other patent applications relating to technology embodied in our software products. In addition, we and our subsidiaries hold 28 United States and 43 foreign trademark registrations and have numerous other trademark applications pending worldwide, as well as common law rights in other trademarks and service marks. We and our subsidiaries also hold 19 registered copyrights and have numerous other applications pending.

While we currently hold patents and have filed other patent applications relating to certain technology which we have developed, we do not believe that we are significantly dependent on any one of these patents. We hold trademark and copyright registrations domestically and worldwide and have numerous other applications pending worldwide for the name “Interactive Intelligence” and several of the names used for our products. We consider the trademark for the “Interactive Intelligence” name the most significant trademark or copyright held because of the impact the “Interactive Intelligence” name has on the market’s awareness of, and identification with, us. The “Interactive Intelligence” trademark registration expires in 2017 in the United States and can be renewed beyond that date. In addition, we have entered into a license arrangement for certain technologies that we utilize in our solutions.  Without the license arrangement in place, we may be subject to litigation that could result in significant expense to us resulting from our use of these technologies. The license arrangement extends through 2026.

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

Employees

As of February 28, 2011, we had 849 employees worldwide, including 254 in research and development, 134 in recurring services, 132 in client services, 205 in sales and marketing and 124 in administration. Our future performance depends in part upon the continued service of our key sales, marketing, technical and senior management personnel and our continuing ability to attract and retain highly qualified personnel. Competition for such personnel is intense and we may not be successful in attracting or retaining these individuals in the future.

We believe that we have a corporate culture that attracts highly qualified and motivated employees. We emphasize teamwork, flexible work arrangements, local decision-making and open communications. Certain key employees have been granted stock options and/or restricted stock units. We do not have any employees represented by a labor union. We have not experienced any work stoppages. We consider our relations with our current employees to be good.

Company Information

Interactive Intelligence, Inc. was formed in 1994 as an Indiana corporation and maintains its world headquarters and executive offices at 7601 Interactive Way, Indianapolis, IN 46278. Our telephone number is (317) 872-3000. We are located on the web at http://www.inin.com. We file annual, quarterly and current reports, proxy statements and other documents with the United States Securities and Exchange Commission (the “SEC”) under the Exchange Act. These periodic and current reports and all amendments to those reports are available free of charge on the investor relations page of our website at http://investors.inin.com/sec.cfm. We have included our website address throughout this filing as textual references only.  The information contained on our website is not incorporated into this Annual Report on Form 10-K.

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

The Overall Economic Climate Could Result in Decreased Demand for Our Products and Services

Our products typically represent substantial capital commitments by customers and involve a potentially long sales cycle. As a result, our operations and performance depend significantly on worldwide economic conditions and their impact on customer purchasing decisions.  Although we saw more companies commit to capital outlays in the second half of 2010, some current or prospective customers are still reviewing the allocation of their capital spending budgets to communication software, services and systems, which has resulted, and may continue to result, in our current or prospective customers delaying and/or reducing their capital spending related to information systems. Some of the factors that could influence the levels of spending by our current or prospective customers include availability of credit, labor and healthcare costs, consumer confidence and other factors affecting spending behavior. These and other economic factors could have a material adverse effect on demand for our products and services and on our financial condition and operating results.

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

We recognize revenues from different licenses over different periods depending on the satisfaction of the requirements of relevant accounting literature, including FASB Accounting Standards Codification (“ASC”) Topic 985, Software (“FASB ASC 985”), and Topic 605, Revenue Recognition (“FASB ASC 605”).

A large portion of our operating expenses, including salaries and rent, is fixed and difficult to reduce or modify in a short time period. As a result, our financial condition or results of operations could be materially adversely affected if revenues do not meet our expectations.

We Have Made Acquisitions and May Pursue Acquisitions That by Their Nature Present Risks and That May Not be Successful

We have acquired companies and in the future we may pursue acquisitions to diversify our product offerings and customer base or for other strategic purposes. We cannot assure you that our recent or future acquisitions will be successful. The following are some of the risks associated with acquisitions that could have a material adverse effect on our business, financial condition or results of operations:

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

Our Cloud-Based Applications Present Execution and Competitive Risks

We are devoting significant resources to extend our cloud-based alternative to our traditional, perpetually licensed premise-based software. Certain competitors offer alternative cloud-based services for consumers and business customers. While we believe our expertise, investments in infrastructure, and the breadth of our cloud-based services provides us with a solid foundation to compete, it is uncertain whether our strategies will attract the users or generate the revenue required to be successful. In addition to certain software development costs, we are incurring costs to build and maintain infrastructure to support cloud computing services. These costs may reduce the operating margins we have previously achieved. Whether we are successful in this new business model depends on our execution in a number of areas, including:

•	continuing to innovate and bring to market compelling cloud-based experiences that generate increasing traffic,

•	improving the performance of our cloud-based services, and

•	continuing to enhance the attractiveness of our cloud-based platforms to partners.

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

We cannot assure you that we would be able to locate alternative technology or hardware sources in a timely manner, on terms favorable to us, or at all. Even if we and/or our distributors are successful in locating alternative sources of supply, alternative suppliers could increase prices significantly. In addition, alternative technology or hardware components may malfunction or interact with existing components in unexpected ways. The use of new suppliers and the modification of our products to function with new systems would require testing and may require further modifications which may result in additional expense; diversion of management attention and other resources; inability to fulfill customer orders or delay in fulfillment; reduction in quality and reliability; customer dissatisfaction; and other adverse effects on our reputation, business and operating results.

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

Changes in Corporate Taxes or Adverse Outcomes Resulting from Examination of Our Income Tax Returns Could Adversely Affect Our Results

Our provision for income taxes could be adversely affected by changes in the valuation of our deferred tax assets and liabilities; by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by expiration of or lapses in the research and development tax credit laws; by transfer pricing adjustments including the post-acquisition integration of purchased intangible assets from certain acquisitions into our intercompany research and development cost sharing arrangement; by tax effects of nondeductible stock option expense; by tax costs related to intercompany realignments; or by changes in tax laws, regulations and accounting principles, including accounting for uncertain tax positions or interpretations thereof. If amounts included in tax returns are reduced or disallowed, it would reduce our loss carryforwards and tax credits and the amount of expected future non-cash income tax expense used by management and investors. Judgment is required to determine the recognition and measurement attributes prescribed in FASB ASC Topic 740, Income Taxes (“FASB ASC 740”). In addition, FASB ASC 740 applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain tax jurisdictions is subject to reduced tax rates and in some cases is wholly exempt from tax. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities. We have also recorded state and local income tax incentives as a reduction of certain operating expenses and if those incentives were to be disallowed we may be required to record additional expense. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

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

Our International Operations Involve Financial and Operational Risks Which May Adversely Affect Our Business and Operating Results

Our international operations require significant management attention and financial resources to establish and operate, including hiring appropriate personnel and recruiting effective international partners. Non-North American revenues accounted for 27% of our total revenues for each of the years ended December 31, 2010, 2009 and 2008. We intend to continue to emphasize our international operations and we may enter additional international markets. Revenues from international operations may be inadequate to cover the expenses of those operations. Risks inherent in our international business activities may include the following:

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

Our international revenues are generally denominated in United States dollars with, principally, the exception of some European partners and customers. Our international expenses are generally denominated in local foreign currencies. Fluctuations in exchange rates between the United States dollar and other currencies could have a material adverse effect on our business, financial condition or results of operations, and particularly, on our operating margins and net income. In May 2010, we instituted a currency hedging program to help mitigate future effects of fluctuations in the foreign exchange rates on cash and receivables. These hedging techniques may not be successful. Exchange rate fluctuations could also make our products more expensive than competitive products not subject to these fluctuations, which could adversely affect our revenues and profitability in international markets.

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

Failure to Maintain Effective Internal Controls in Accordance with Section 404 of the Sarbanes-Oxley Act of 2002 Could Have a Material Adverse Effect on Our Business, Operating Results and Stock Price

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) imposes certain duties on us and our executives and directors. We are also required to comply with the internal control over financial reporting requirements of Section 404 of the Sarbanes-Oxley Act. Our efforts to comply with the requirements of Section 404 have resulted in increased general and administrative expense and a diversion of management time and attention from revenue-generating activities to compliance activities, and we expect these efforts to require the continued commitment of significant resources.

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

The Indiana Business Corporation Law (“IBCL”) contains business combination provisions that, in general, prohibit for five years any business combination with a beneficial owner of 10% or more of our common stock unless the holder’s acquisition of the stock was approved in advance by our board of directors. The IBCL also contains control share acquisition provisions that limit the ability of certain shareholders to vote their shares unless their control share acquisition is approved.

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

Our world headquarters are located in approximately 260,000 square feet of space in two office buildings in Indianapolis, Indiana. We lease the space under an operating lease agreement and amendments which expire on March 31, 2018. We also occupy a product distribution center in Indianapolis, Indiana and four regional offices in the United States which are located in Herndon, Virginia, Irvine, California, Columbia, South Carolina and Jacksonville, Florida. Additionally, we lease offices for each of our Canada, EMEA and APAC operations in Montreal, Quebec, Berkshire, United Kingdom and Kuala Lumpur, Malaysia, respectively, and have several other office leases throughout the United States and in 11 other countries. We rent office space for sales, services, development and international offices under month-to-month leases. In accordance with FASB ASC Topic 840, Leases, rental expense is recognized ratably over the lease period, including those leases containing escalation clauses.

We believe all of our facilities, including our world headquarters, regional offices and international offices in EMEA and APAC, are adequate and well suited to accommodate our business operations. We continuously review space requirements to ensure we have adequate room for growth in the future.

ITEM 3.	LEGAL PROCEEDINGS.

The information set forth under “Legal Proceedings” in Note 12 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4.	REMOVED AND RESERVED.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on The NASDAQ Global Select Market under the ticker symbol ININ. The following table sets forth, for the quarterly periods indicated, the high and low common stock prices per share as reported by The NASDAQ Global Select Market:

	2010		2009
Quarter Ended:	High	Low	High	Low
March 31	$20.52	$16.10	$9.62	$5.82
June 30	21.11	15.39	13.85	8.80
September 30	19.14	13.77	20.50	12.26
December 31	28.73	17.00	24.00	15.60

As of February 28, 2011, there were 107 registered holders of record of our common stock.

We have never declared or paid cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance operations and to expand our business. Any future determination to declare or pay cash dividends will be at the discretion of our Board of Directors and will depend upon our financial condition, operating results, capital requirements and other factors that our Board of Directors deem relevant.

Share Repurchase Program

On July 28, 2008, our Board of Directors approved a share repurchase program, pursuant to which we could purchase shares of our common stock up to a maximum aggregate purchase price of $10.0 million. During the third and fourth quarters of 2008, we repurchased 1,204,454 shares of our common stock under this share repurchase program at an aggregate cost of $10.0 million. The Board has not authorized any additional amounts under the share repurchase program, and we did not repurchase any of our equity securities during 2009 or 2010.

Performance Graph

The following graph compares the cumulative total return to shareholders of our common stock from December 31, 2005 through December 31, 2010 with the cumulative total return over such period of (i) the Standard & Poor’s 500 Stock Index (the S&P 500 Index) and (ii) the Research Data Group Software Composite Index (the RDG Software Composite Index). The graph assumes an investment of $100 on December 31, 2005 in each of our common stock, the S&P 500 Index and the RDG Software Composite Index (and the reinvestment of all dividends). The performance shown is not necessarily indicative of future performance. The comparisons shown in the graph below are based on historical data and we caution that the stock price performance shown is not indicative of, and is not intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from Research Data Group, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

Cumulative Total Return Years Ended December 31,

	2005	2006	2007	2008	2009	2010

Interactive Intelligence, Inc.	$100.00	$439.61	$516.67	$125.69	$361.76	$512.94
S&P 500	100.00	115.80	122.16	76.96	97.33	111.99
RDG Software Composite	100.00	115.00	134.59	80.04	121.63	137.25

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

Consolidated Statements of Operations Data:
	Years Ended December 31,
	2010	2009	2008	2007	2006
Total revenues	$166,315	$131,418	$121,406	$109,901	$83,044
Gross profit	115,585	91,524	82,268	74,648	59,071
Operating income	23,369	14,441	6,948	8,106	5,007
Net income	14,901	8,640	4,338	17,456	10,248

Net income per share:
Basic	$0.85	$0.51	$0.24	$1.00	$0.62
Diluted	0.79	0.47	0.23	0.91	0.56

Consolidated Balance Sheet Data:
	As of December 31,
	2010	2009	2008	2007	2006
Cash and cash equivalents and short-term investments	$85,882	$64,979	$45,510	$46,327	$27,086
Net working capital	70,408	54,149	35,504	37,073	14,449
Total assets	176,232	132,668	105,183	103,438	66,775
Total shareholders’ equity	99,264	67,607	47,247	48,619	24,278

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide our investors with an understanding of our past performance, our financial condition and our prospects and should be read in conjunction with other sections of this Annual Report on Form 10-K, including Part I, Item 1 “Business”; Part II, Item 6 “Selected Financial Data”; and Part II, Item 8 “Financial Statements and Supplementary Data”. Investors should carefully review the information contained in this report under Part I, Item 1A “Risk Factors”. The following will be discussed and analyzed:

•	Overview

•	Critical Accounting Policies and Estimates

•	Financial Highlights

•	Historical Results of Operations

•	Comparison of Years Ended December 31, 2010, 2009 and 2008

•	Liquidity and Capital Resources

•	Contractual Obligations

•	Off-Balance Sheet Arrangements

Overview

Interactive Intelligence, Inc. (“Interactive Intelligence”, “we”, “us”, or “our”) is a leading provider of software applications. Our principal product is a suite of applications that provides customers with a software-based multi-channel communications platform. We are a recognized leader in the worldwide contact center market, where our software applications provide a range of pre-integrated functionality.  We use this same platform to offer our solutions for business communications, including business process automation. Our solutions are delivered both on-premise and through “cloud-based” models using hosted data centers. Our solutions are used by businesses and organizations in industries such as teleservices, financial services, higher education, utilities, healthcare, retail, technology, government and business services.

Our strategy is to expand our reach in three ways: through continued penetration of our unified Internet Protocol business communication solutions, through business process automation, and through the acquisition of complementary applications and distribution channels. In addition, we will also continue to invest in our current partners, leverage our relationships with multi-national partners to create new selling opportunities and cultivate new and existing strategic business partners.

Our management monitors certain key measures to assess our financial results. In particular, we track trends on product orders, contracted professional services, and cloud-based orders from quarter to quarter and in comparison to the prior year actual results and current year projected amounts. We also review leading market indicators to look for trends in economic conditions. In addition to orders and revenues, management reviews costs of revenue and operating expenses including staffing levels which affect salaries, our largest expense, to ensure we are managing new expenditures and controlling costs. For additional discussions regarding trends for 2010 and our expectations for 2011, see the “Financial Highlights” on page 23.

In addition to the above, our management monitors diluted earnings per share (“EPS”), which is a key measure of performance that is also used by analysts and investors, on both a Generally Accepted Accounting Principles (“GAAP”) and non-GAAP basis. Management uses non-GAAP EPS, net income and operating income, which exclude non-cash stock-based compensation expense, non-cash purchase accounting adjustments and non-cash income tax expense, to analyze our business. These measures are not in accordance with, or an alternative for, GAAP and may be different from non-GAAP measures used by other companies. Stock-based compensation expense and purchase accounting adjustments are non-cash and income tax expense is primarily non-cash. We believe that the presentation of non-GAAP results, when shown in conjunction with corresponding GAAP measures, provides useful information to our management and investors regarding financial and business trends related to our results of operations. Further, our management believes that these non-GAAP measures improve management’s and investors’ ability to compare our financial performance with other companies in the technology industry. Because stock-based compensation expense, purchase accounting adjustments and non-cash income tax expense amounts can vary significantly between companies, it is useful to compare results excluding these amounts. Our management also uses financial statements that exclude stock-based compensation expense related to stock options, purchase accounting adjustments and non-cash income tax expense for our internal budgets.

During the fourth quarter of 2010, we began including purchase accounting adjustments in our GAAP to non-GAAP reconciliation. The non-GAAP measures shown below include revenue which was not recognized on a GAAP basis due to purchase accounting adjustments and exclude the amortization of certain intangible assets and acquisition expenses related to the acquisitions of Global Software Services, Inc., doing business as Latitude Software (“Latitude”) and AcroSoft Corporation (“AcroSoft”).  Historical and year-to-date amounts shown below are presented using this revised format.

Reconciliations of these non-GAAP measures to the most directly comparable GAAP measures are included below (in thousands, except per share amounts):

	Year Ended December 31,
	2010	2009	2008

Net income, as reported	$14,901	$8,640	$4,338
Purchase accounting adjustments:
Increase to revenues:
Recurring	88	100	-
Services	4	5	-
Reduction of operating expenses:
Customer Relationships	166	22	-
Technology	83	40	-
Non-compete agreements	45	-	-
Acquisition costs	89	65	-
Total	475	232	-
Non-cash stock-based compensation expense:
Cost of services	321	239	203
Sales and marketing	1,230	1,128	1,094
Research and development	1,178	952	833
General and administrative	1,250	1,003	836
Total	3,979	3,322	2,966
Non-cash income tax expense	7,176	6,036	3,202
Non-GAAP net income	$26,531	$18,230	$10,506

Operating income, as reported	$23,369	$14,441	$6,948
Purchase accounting adjustments	475	232	-
Non-cash stock-based compensation expense	3,979	3,322	2,966
Non-GAAP operating income	$27,823	$17,995	$9,914

Diluted EPS, as reported	$0.79	$0.47	$0.23
Purchase accounting adjustments	0.03	0.01	-
Non-cash stock-based compensation expense	0.21	0.18	0.16
Non-cash income tax expense	0.37	0.34	0.17
Non-GAAP diluted EPS	$1.40	$1.00	$0.56

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

Sources of Revenues and Revenue Recognition Policy

During the fourth quarter of 2010, we began reporting three types of revenues: product revenues, recurring revenues, and services revenues. Product revenues are generated from licensing the right to use our software applications and selling hardware as a component of our solution. Recurring revenues are generated by our cloud-based business, annual support fees, and annual renewal fees. Services revenues are generated primarily from professional services and educational services. Historical amounts were reclassified based on this new presentation. Revenues are generated by direct sales with customers and by indirect sales through a partner channel.

Product Revenues

Our license agreements are either perpetual or annually renewable.  For any revenues to be recognized from a license agreement, the following criteria must be met:

•	Persuasive evidence of an arrangement exists;

•	The fee is fixed or determinable;

•	Collection is probable; and

•	Delivery has occurred.

For a perpetual license agreement, upon meeting the revenue recognition criteria above, we immediately recognize as product revenues the residual amount of the total fees if sufficient vendor specific objective evidence (“VSOE”) of fair value exists to support allocating a portion of the total fee to the undelivered elements of the arrangement. If sufficient VSOE of fair value for the undelivered elements does not exist, we recognize the initial license fee as product revenues ratably over the initial term of the support agreement once support is the only undelivered element. The support period is generally 12 months but may be up to 18 months for initial orders because support begins when the licenses are downloaded, when support commences, or no more than six months following the contract date. We determine VSOE of fair value for support in perpetual agreements based on substantive renewal rates the customer must pay to renew the support. The VSOE of fair value for other services is based on amounts charged when the services are sold in stand-alone sales.

Although the majority of our product licenses are perpetual, certain customers, whose original license contracts were signed prior to 2004, have renewable term licenses. For an annually renewable license agreement, upon meeting the revenue recognition criteria above, we recognize the license fees under these agreements as product revenues ratably over the initial license period, which is generally 12 months, and the remainder of the license fees are recognized as recurring revenues over the same time period.

We recognize revenues related to any hardware sales when the hardware is delivered and all other revenue recognition criteria are met.

Recurring Revenues

We generate recurring revenues through our cloud-based business, and through annual support and renewal fees. The cloud-based business generates revenues by providing services to customers, in which the customers pay a minimum monthly fee to use a specified number of software licenses, plus any overages. Customers are billed the greater of their minimum monthly fee or actual usage, and revenue is recognized monthly as the service is performed. The total contract fee also includes an implementation fee, which is recognized ratably over the term of the contract.

For annually renewable license agreements, the allocation of the initial order between product revenues and recurring revenues is based on an average renewal rate for our time based contracts. We apply the allocation of product revenues and recurring revenues consistently to all annually renewable license agreements. Under annually renewable license agreements, after the initial license period, our customers may renew their license agreement for an additional period, typically 12 months, by paying a renewal fee. The revenue from annual renewal fees is classified under recurring revenue and the revenue is recognized ratably over the contract period. Under perpetual license agreements, we recognize annual support fees as recurring revenues ratably over the post-contract support period, which is typically 12 months, but may extend up to three years if prepaid.

Services Revenues

We generate revenues from other services that we provide to our customers and partners including fees for professional services and educational services. Revenues from professional services, which include implementing our products for a customer or partner, and educational services, which consist of training courses for customers and partners, are recognized as the related services are performed.

Recently Issued Revenue Recognition Guidance

In September 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements (“FASB ASU 2009-13”) and FASB ASU 2009-14, Certain Revenue Arrangements that Include Software Elements (“FASB ASU 2009-14”). As summarized in FASB ASU 2009-14, FASB Accounting Standards Codification (“ASC”) Topic 985, Software (“FASB ASC 985”), has been amended to remove from the scope of industry specific revenue accounting guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality.  As summarized in FASB ASU 2009-13, FASB ASC Topic 605, Revenue Recognition has been amended (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence (or third-party evidence of selling price); and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.  The accounting changes in FASB ASU 2009-13 and FASB ASU 2009-14 are both effective on January 1, 2011. Our future revenue recognition for multiple element arrangements is not expected to differ materially from the results in the current period.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition-Milestone Method (Topic 605), that designates the milestone method and acceptable attribution method for revenue recognition.  This guidance further clarifies the conditions in which a company can recognize revenue under this method.  We do not expect this guidance will have a material effect on our financial statements.

Goodwill and Other Intangible Assets

We review goodwill and intangible assets with indefinite lives for impairment at least annually in accordance with FASB ASC Topic 350, Intangibles - Goodwill and Other. Identifiable intangible assets such as intellectual property trademarks and patents are amortized over a 10 to 15 year period using the straight-line method. In addition, other intangible assets, such as customer relationships, core technology and non-compete agreements are amortized over a five to 13 year period based upon historical patterns in which the economic benefits are expected to be realized. As of September 30, 2010 when our 2010 goodwill impairment test was performed, we had one reporting segment and therefore our impairment review of goodwill involved reviewing the impairment of the Company as a whole. The fair value of our reporting unit was substantially in excess of its carrying value as of the 2010 goodwill impairment test. This guidance requires us to perform the goodwill impairment test annually or when a change in facts and circumstances indicates that the fair value of an asset may be below its carrying amount. We determined no indication of impairment existed as of September 30, 2010 when the annual goodwill impairment test was performed. As there were no changes in facts and circumstances that indicated that the fair value of the reporting unit may have been below its carrying amount since September 30, 2010, no additional impairment test was performed during the fourth quarter of 2010.

The 2010 goodwill impairment test did not include the goodwill recorded as a result of the acquisition of Latitude, as the acquisition took place subsequent to September 30, 2010. We did not note any indications of impairment of the Latitude goodwill and will therefore test the goodwill of Latitude for impairment concurrent with the next annual goodwill impairment test in 2011, barring any triggering events that would prompt an impairment test prior to that date.

See Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information on goodwill and other intangible assets.

Stock-Based Compensation Expense

Consistent with FASB ASC Topic 718, Compensation – Stock Compensation (“FASB ASC 718”), we continue to use the Black-Scholes option-pricing model as our method of valuation for share-based payment awards. Our determination of fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards and an expected risk-free rate of return. If factors change and we use different assumptions for estimating stock-based compensation expense associated with awards granted in future periods, stock-based compensation expense may differ materially in the future from that recorded in the current period.

We record compensation expense for share-based awards using the straight-line method, which is recorded into earnings over the vesting period of the award. Stock-based compensation expense recognized under FASB ASC 718 for the years ended December 31, 2010, 2009 and 2008 was $4.0 million, $3.3 million and $3.0 million, respectively. See Note 5 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information on our stock-based compensation.

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

Sales tax amounts collected from customers is recorded on a net basis.

See Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information on our income taxes.

Research and Development

FASB ASC 985 requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on our product development process, technological feasibility is established upon completion of a working model. Costs incurred by us between completion of the working model and the point at which the product is ready for general release have been insignificant. Through December 31, 2010, all research and development costs have been expensed. Research and development expense for 2010, 2009 and 2008 was $28.3 million, $24.1 million and $21.5 million, respectively.

Legal Proceedings

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs in connection with loss contingencies are expensed as incurred.

Financial Highlights

        For the year ended December 31, 2010, we achieved 27% revenue growth from 2009, almost doubled our net income, and increased our cash balance by approximately $21 million. The following table sets forth information about our total revenues (in millions) and the annual growth percentage over the previous year for the past five years.

Year:	Revenues	% Growth
2010	$166.3	27%
2009	131.4	8
2008	121.4	10
2007	109.9	32
2006	83.0	32

Factors affecting our revenue performance in any particular year include macroeconomic conditions, customer budget constraints, the availability of personnel to implement our solutions, and willingness of customers to implement critical telecommunications systems.

Our increased profitability in 2010 was primarily due to an improving global economy and an increase in both the dollar amount and number of orders received as we sold more of our products and services to larger customers, due in part to consultant and industry analyst recommending our solutions. We believe this trend will continue in 2011. We anticipate revenues of at least $200 million for 2011, with a non-GAAP targeted operating income margin, which excludes non-cash stock-based compensation expense and non-cash purchase accounting adjustments, of approximately 14%.

Our 2010 product revenues increase of 26% was primarily due to an increase in the dollar amount of orders received from both new and existing customers as we continued to make improvements to our products and licensed our software to larger organizations through our partner channels and direct sales force. We continue to drive the majority of our orders through our distribution channel, with 62% of orders coming from partners during 2010. The increase in orders was experienced in all three major geographies in which we operate.

Our cloud-based revenues increased $3.0 million in 2010 compared to 2009 as interest for our hosted solution continued to grow among current and prospective customers as cloud computing grew as an accepted alternative to premise-based solutions. Additionally, unlike offerings from our competitors, our solution allows customers to keep their voice traffic and data on their own networks.  Moreover, our ability to offer both a premise-based and cloud-based solution enables us to market our solutions to a wider range of customers than our competitors.

As our cloud-based business has grown, the associated costs have also increased, which we expect to continue into 2011 as we expand our cloud-based infrastructure both domestically and internationally. Currently, we have two data centers in the United States and one in the United Kingdom. Data centers in Japan, Australia and Germany will be operational in 2011.

During 2010, we continued to invest in our operations by increasing our staffing company-wide by 26%, which resulted in increased compensation expenses and travel and entertainment costs. We anticipate our staffing levels will continue to increase in 2011.

On October 5, 2010, we entered into a stock purchase agreement with Latitude, a privately-held provider of accounts receivable management software and services. Pursuant to the terms of the stock purchase agreement, we purchased 100% of Latitude’s outstanding capital stock for an aggregate purchase price of $15.6 million, including $1.6 million related to the working capital of Latitude funded with cash-on-hand. We deposited $1.1 million of the purchase price into an escrow account to ensure funds are available to pay indemnification claims, if any. Latitude is operating as a subsidiary of Interactive Intelligence. We acquired Latitude as part of our growth strategy of adding industry-specific applications and expertise. Although the Latitude software suite is currently being sold as a standalone solution, we plan to integrate the solution with our Interaction Dialer® application and other third-party dialer products. Latitude’s results of operations were included in our consolidated financial statements since October 1, 2010 and accounted for $1.6 million in revenues. Latitude's operating costs and related charges totaled $1.7 million, resulting in a net operating loss of approximately $200,000.

Our effective tax rate was 34% for the year ended December 31, 2010 compared to 43% for the year ended December 31, 2009 primarily due to a lower effective tax rate in the fourth quarter of 2010. For the fourth quarter of 2010, we recorded tax expense equal to an effective tax rate of 22%, as we were able to reinstate the research and development credit and utilize certain other deductions because of our operating results. As of December 31, 2010, we had $4.4 million of various tax credit carryforwards and recorded income tax expense of $7.7 million in 2010.  Due to the tax net operating loss carryforwards, the tax credit carryforwards and stock option compensation deductions, actual cash payments for income taxes in 2010 were minimal.

Historical Results of Operations

The following table sets forth, for the periods indicated, our consolidated financial information expressed as a percentage of total revenues:

	Years Ended December 31,
	2010	2009	2008
Revenues:
Product	48%	48%	50%
Recurring	41	43	41
Services	11	9	9
Total revenues	100	100	100
Cost of revenues:
Product	14	13	13
Recurring	10	10	10
Services	6	7	9
Amortization of intangible assets	1	--	--
Total cost of revenues	31	30	32
Gross profit	69	70	68
Operating expenses:
Sales and marketing	28	30	32
Research and development	17	18	18
General and administrative	10	11	12
Amortization of intangible assets	--	--
Total operating expenses	55	59	62
Operating income	14	11	6
Other income:
Interest income, net	1	--	1
Other expense	(1)	--	--
Total other income	(0)	--	1
Income before income taxes	14	11	7
Income tax expense	5	4	3
Net income	9%	7%	4%

Comparison of Years Ended December 31, 2010, 2009 and 2008

Revenues

Primary Sources of Revenues

We generate revenues from: (i) product revenues, which include licensing the right to use our software applications and selling hardware as a part of our solutions; (ii) recurring revenues, which include support fees from perpetual license agreements, renewal fees from annually renewable license agreements, and fees from our cloud-based offerings; and (iii) services revenues, which include professional services fees and educational services fees. Prior to the fourth quarter of 2010, revenues were reported as two types, product and services. Historical amounts have been reclassified based on this new, three-revenue presentation. Our revenues are generated by direct sales to customers and through our partner channels.

Product Revenues	Years Ended December 31,
	2010	2009	2008
	($ in thousands)
Product revenues	$79,817	$63,327	$60,491
Change from prior year	26%	5%	5%
Percentage of total revenues	48%	48%	50%

Not all software and hardware product orders are recognized as revenues when they are received because of certain contractual terms or the collection history with particular customers or partners. Consequently, product revenues for any particular period not only reflect the orders received in the current period but also include certain orders received but deferred in previous periods and recognized in the current period. In addition, a portion of product orders are related to maintenance and support, and they are recognized over the maintenance and support period as recurring revenues.

Product revenues increased $16.5 million, or 26%, during 2010 compared to 2009, principally due to a 25% increase in the dollar amount of orders received from both new and existing customers due largely to the growing acceptance of our products by larger organizations. During 2010, we received 63 product orders greater than $250,000, with 14 of these orders greater than $1.0 million, compared to 45 product orders greater than $250,000 in 2009, with seven of those orders greater than $1.0 million.

Product revenues increased by $2.8 million, or 5%, during 2009 compared to 2008, primarily due to a 6% increase in the dollar amount of orders received from existing customers, mainly in North America and Europe. The dollar amount of orders from new customers in 2009 was comparable to 2008. We believe the increases in the number and dollar amount of orders received were due to the economy beginning to stabilize during the second half of 2009 and customers making purchasing decisions they had previously delayed. We believe these increases reflect the acceptance of our products by larger organizations.

Product revenues can fluctuate from period to period depending on the mix of contracts sold between perpetual and annually renewable licenses. While the majority of our product licenses are perpetual, we have certain customers, whose original contracts were signed prior to 2004, with renewable term licenses, representing 9%, 14% and 16% of total product orders in 2010, 2009 and 2008, respectively. Generally, orders for perpetual licenses result in a significant portion of the contract value being recognized when received if recognition criteria are satisfied, while renewable term licenses are recognized ratably over the term of the agreement, generally one year. The impact of the mix of contracts on our product revenues occurs only in the year of a product order; subsequent renewal fees received for annually renewable licenses and renewal support fees for perpetual contracts are all allocated entirely to recurring revenues.

Our geographic mix of licenses has been relatively consistent over 2010, 2009 and 2008, with the Americas contributing 70% to 74%, Europe, the Middle East and Africa contributing 21% to 22%, and Asia-Pacific contributing 5% to 8% of the total dollar amount of contracts in any one year.

Recurring Revenues	Years Ended December 31,
	2010	2009	2008
	($ in thousands)
Recurring revenues	$68,740	$55,798	$49,397
Change from prior year	23%	13%	21%
Percentage of total revenues	41%	43%	41%

Recurring revenues include the portion of license arrangements allocated to maintenance and support from perpetual and annually renewable contracts, renewals of annually renewable licenses and maintenance contracts, and revenues from our cloud-based applications. Revenues related to our renewal and support fees represented approximately 91%, 94% and 96% of our total recurring revenues for 2010, 2009 and 2008, respectively. The actual percentage fee charged for renewal of annually renewable licenses and perpetual support agreements as compared to the initial annually renewable license fee and perpetual license, respectively, is comparable on a relative percentage basis, and therefore, the mix of these types of contracts in the future is not expected to impact our future recurring revenues.

Recurring revenues increased $12.9 million, or 23%, in 2010 compared to 2009 primarily due to an increase in renewal and support fees of $9.8 million in 2010 resulting from continued growth in the number and size of our installed base of customers. In addition, cloud-based revenues increased $3.0 million, or 92%, in 2010 compared to 2009 as more customers elected our cloud-based alternative to our premise-based solutions. Cloud-based orders totaled 10% of the total product revenues in 2010 compared to 5% in 2009. We believe recurring revenues will continue to grow with further expansion of our installed base of customers and growth of our cloud-based solutions.

Recurring revenues increased $6.4 million in 2009, or 13%, compared to 2008 primarily due to increased maintenance and support fees of $5.4 million resulting primarily from continued growth in our installed base of customers. The increase in recurring revenues was also due to increased cloud-based revenues of $1.2 million, or 59%, during 2009. During the third quarter of 2009, we received three large orders for our cloud-based solutions for at least $3.6 million in future revenues in which the majority was to be recognized from 2010 through 2013. We recognized $115,000 related to these contracts in 2009 and $1.2 million in 2010.

Support and license renewal rates were approximately 90% during each of the last three years.

Revenues from cloud-based contracts are recognized ratably over the life of the contract, which is typically three to four years. Our unrecognized cloud-based revenues were $12.6 million as of December 31, 2010 compared to $4.2 million as of December 31, 2009. These amounts are not included in deferred revenues on our balance sheet.

We believe our cloud-based revenues will continue to increase as more customers utilize hosted delivery of software for their information technology needs.

Services Revenues	Years Ended December 31,
	2010	2009	2008
	($ in thousands)
Services revenues	$17,758	$12,293	$11,518
Change from prior year	44%	7%	2%
Percentage of total revenues	11%	9%	9%

Services revenues primarily include revenues related to professional services and education.

Services revenues increased $5.5 million in 2010 compared to 2009 and $775,000 in 2009 compared to 2008. The increase in both years was primarily because of an increase in professional services due to larger customer installations.

During 2010, both the size and number of our professional services commitments increased, as we received over $6.0 million in professional services orders during the third quarter of 2010 that will be recognized in future periods as the work is completed.  This increase was attributable to the larger direct contracts from both premise-based customers and cloud-based orders.

Services revenues have and will continue to fluctuate based on the number of attendees at our educational classes and the amount of assistance our customers and partners need for implementation. We believe services revenues will continue to increase as we continue to license our solutions to new customers and expand existing customer implementations.

Cost of Revenues	Years Ended December 31,
	2010	2009	2008
	($ in thousands)
Cost of revenues:
Product	$23,868	$17,452	$15,446
Recurring	16,991	12,913	12,272
Services	9,788	9,489	11,420
Amortization of intangible assets	83	40	--
Total cost of revenues	$50,730	$39,894	$39,138
Change from prior year	27%	2%	11%
Product cost as a % of product gross revenues	30%	28%	26%
Recurring cost as a % of recurring gross revenues	25%	23%	25%
Services cost as a % of services gross revenues	55%	77%	99%

Cost of Product Revenues

Cost of product consists of hardware costs (including media servers and Interaction Gateway® appliances that we develop, as well as servers, telephone handsets and gateways that we purchase and resell), royalties for third-party software and other technologies included in our solutions, personnel costs and product distribution facility costs. Cost of product can fluctuate depending on which software applications are licensed to our customers and partners, the third-party software that is licensed by the end-user from us as part of our software applications and the dollar amount of orders for hardware and appliances.

Cost of product increased $6.4 million in 2010 compared to 2009 primarily because more customers chose to purchase our hardware offerings to implement our solutions. In addition, royalty expense increased $1.6 million year-over-year principally due to a contractual license for intellectual property. Cost of product increased $2.0 million in 2009 from 2008 as more customers purchased hardware from us when implementing our solutions.

Cost of Recurring Revenues

Cost of recurring revenues consists primarily of compensation expenses for technical support personnel as well as costs associated with our cloud-based offering. Cost of recurring revenues increased $4.1 million in 2010 compared to 2009 as a result in an increase in compensation expense of $2.1 million and travel and entertainment expenses of $295,000 due to an increase in the number of maintenance, support and cloud-based employees. Cloud-based expenses, primarily related to data center and associated hosting costs, increased $1.4 million year-over-year as more customers chose our cloud-based solution. Although some costs related to our cloud-based offerings are fixed, other are variable based on usage and call volume and, therefore, we would expect our recurring expenses to increase as the revenues from these orders are recognized.

Cost of recurring revenue increased $641,000 million in 2009 compared to 2008 primarily due to an increase of $609,000 related to data center and associated hosting costs for our cloud-based applications. In addition, cloud-based installation costs increased $213,000 year-over-year. Partially offsetting these increases were a decrease in compensation expense of $325,000 and a decrease in travel and entertainment expenses of $240,000 related to a reduction in maintenance and support staffing during the first three quarters of 2009.

Cost of Services Revenues

Cost of services consists primarily of compensation expenses for professional services and educational personnel. Cost of services increased by $299,000 in 2010 compared to 2009 primarily due to increased compensation expenses of $986,000 and increased travel and entertainment expenses of $421,000 due to increased professional services and education staffing. Partially offsetting these increases were professional services costs of $551,000 related to our cloud-based applications that were deferred and recognized ratably over the life of the related cloud-based contracts.

Cost of services decreased $1.9 million in 2009 compared to 2008 primarily due to a decrease in compensation expense of $848,000 and a decrease in travel and entertainment expenses of $523,000, both due to a reduction in services staff during the first three quarters of 2009. In addition, $366,000 of professional services costs related to our cloud-based applications was deferred and recognized ratably over the life of the related cloud-based contract.

Cost of services as a percentage of services revenues have decreased in each of the last two years. Although the cost associated with our professional and educational services remained consistent from 2009 to 2010, the decrease was primarily due to the significant increase in professional services revenues. The decrease from 2008 to 2009 was due to the decrease in costs of services as a result of a reduction in services staff during the first three quarters of 2009. In addition, the decrease for both years was also due to the transferring of installation services expenses associated with our cloud-based offering to costs of recurring revenues.

Gross Profit	Years Ended December 31,
	2010	2009	2008
	($ in thousands)
Gross profit	$115,585	$91,524	$82,268
Change from prior year	26%	11%	10%
Percentage of total revenues	69%	70%	68%

Gross profit as a percentage of total revenues in any particular period reflects the amount of product, recurring and services revenues recognized and cost of product, recurring and services incurred.

        Gross profit increased by $24.1 million in 2010 compared to 2009 and by $9.3 million in 2009 compared to 2008 as a result of the impact of the factors discussed above.

Operating Expenses

Sales and Marketing	Years Ended December 31,
	2009	2009	2008
	($ in thousands)
Sales and marketing expenses	$47,072	$39,141	$39,307
Change from prior year period	20%	0%	8%
Percentage of total revenues	28%	30%	32%
Percentage of net product revenues	84%	86%	88%

Sales and marketing expenses primarily include compensation, travel, and promotional costs related to our sales, marketing and channel management operations.These expenses increased by $7.9 million in 2010 compared to 2009 primarily due to increases in compensation expense of $4.5 million and travel and entertainment expense of $719,000 as sales and marketing staffing increased 19%. Additionally, corporate marketing expenses increased $2.3 million due to increased spending on promotional and branding initiatives of $1.5 million and increased fees paid to third parties for customer order referrals of $683,000.

Sales and marketing expenses decreased slightly during 2009 compared to 2008 due to reductions in travel and entertainment expenses of $636,000, fees paid to third parties for customer order referrals of $233,000, and outsourced services of $223,000 as we focused on cost management in 2009. Partially offsetting these decreases were increases in commissions and incentives of approximately $1.0 million resulting from increased sales.

Research and Development	Years Ended December 31,
	2010	2009	2008
	($ in thousands)
Research and development expenses	$28,349	$24,103	$21,539
Change from prior year period	18%	12%	26%
Percentage of total revenues	17%	18%	18%

Research and development expenses are comprised primarily of compensation and depreciation expenses. These expenses increased by $4.2 million during 2010 compared to 2009 primarily due to an increase in compensation expense of $3.9 million resulting from a 25% increase in research and development staffing.

Research and development expenses increased by $2.6 million during 2009 compared to 2008 primarily due to an increase in compensation expense of $1.8 million and a 16% increase in staff resulting from the AcroSoft acquisition in the second quarter of 2009 and other hires. In addition, corporate expenses allocated to research and development increased $721,000 primarily due to increased facility rental rates, a new office in Canada and increased depreciation costs primarily due to the expansion of our world headquarters.

We believe that investment in research and development is critical to our future growth, particularly because our competitive position in the marketplace is directly related to the timely development of new and enhanced solutions. As a result, we expect research and development expenses will continue to increase in future periods.

General and Administrative	Years Ended December 31,
	2010	2009	2008
	($ in thousands)
General and administrative expenses	$16,584	$13,817	$14,474
Change from prior year period	20%	(5)%	10%
Percentage of total revenues	10%	11%	12%

General and administrative expenses include salary and incentive compensation expense as well as general corporate expenses that are not allocable to other departments, such as legal and other professional fees and bad debt expense. These expenses increased $2.8 million during 2010 compared to 2009 primarily due to an increase in compensation expense of $1.2 million as a result of an increase in staffing of 22% and an increase in travel and entertainment expenses of $181,000. Additionally, bad debt expense increased $430,000 related to losses on certain accounts and our analysis of accounts receivables, and expenses related to outside legal services increased $384,000.

        General and administrative expenses decreased by $657,000 during 2009 compared to 2008. This decrease was due to reductions in salary expense of $655,000 resulting from staff reductions in late 2008, reduced fees paid to third parties for customer referrals of $262,000, decreased bad debt expense of $217,000 and decreased travel and entertainment expenses of $170,000. Partially offsetting these decreases was an increase in incentive expense of $800,000 resulting from the increased operating profit during the year.

Other Income (Expense)

Interest Income, Net

	Years Ended December 31,
	2010	2009	2008
	($ in thousands)
Cash, cash equivalents and short-term investments (average)	$75,431	$55,245	$45,919
Interest income, gross	340	281	1,288
Return on investments	0.4%	0.5%	2.8%

Interest income, net, primarily consists of interest earned from investments and interest-bearing cash accounts. Interest expense and fees, which were not material in any years reported, are also included in this category.

Interest earned on investments increased during 2010 compared to 2009 as a result of a higher cash and investment balance. Overall, the rate on our investments declined slightly in 2010 compared to 2009 due mainly to lower market investment rates.

Interest earned on investments decreased in 2009 compared to 2008 as a result of lower interest rates from decreasing interest yields on investments. In response to the financial crisis that began in 2008 and continued in 2009, we transferred the majority of our liquid investments into money market funds that are secured by low risk government securities.

We continue to monitor the allocation of funds in which we have invested to maximize our return on investment while utilizing safe investment alternatives within our established investment policy. We do not have any investments in subprime assets.

Other Income (Expense), Net	Years Ended December 31,
	2010	2009	2008
	($ in thousands)
Other income (expense), net	$(1,146)	$298	$(435)

Other income (expense), net includes foreign currency transaction gains and losses. These gains and losses can fluctuate based on the amount of receivables that are generated in certain international currencies (particularly the Euro), the exchange gain or loss that results from foreign currency disbursements and receipts, and the cash balances and exchange rates at the end of a reporting period. Other expense in 2010 included $1.1 million of foreign currency losses (including losses of $1.4 million in the first half of the year), other income in 2009 included $310,000 related to foreign currency gains and other expense in 2008 included $399,000 related to foreign currency losses. The expense in 2010 and 2008 showed an overall weakening of the Euro and British Pound in relation to the U.S. dollar and the income in 2009 reflected the strengthening of the Euro and British Pound compared to the U.S. dollar.

During February 2010, we transferred the majority of our Euro cash balances to a U.S. dollar account and in May 2010, we instituted a currency hedging program to help mitigate future effects of fluctuations in the foreign exchange rates on cash and receivables. We continue to explore ways to mitigate the impact of currency fluctuations in the future.

Income Tax Expense	Years Ended December 31,
	2010	2009	2008
	($ in thousands)
Income tax expense	$7,662	$6,380	$3,464

As of December 31, 2010, we had $4.4 million of various tax credit carryforwards. There was no valuation allowance at December 31, 2010, 2009 or 2008. We recorded income tax expense of $7.7 million in 2010; however, due to the tax net operating loss carryforwards, the tax credit carryforwards and stock option compensation deductions, actual cash payments for income taxes were minimal in 2010.

We have significant remaining credits to offset taxable income and taxes payable as described in Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. Our effective tax rate was 34% for the year ended December 31, 2010 compared to 43% for the year ended December 31, 2009. The decrease in the tax rate was primarily due to an effective tax rate of 22% during the fourth quarter of 2010 as we were able to reinstate the research and development credit and utilize certain other deductions because of our operating results. The tax rate is determined by considering the federal tax rate, rates in various states and international jurisdictions in which we have operations, and a portion of the amount of stock-based compensation that is not deductible for income tax purposes.

During 2011, we expect an income tax rate of approximately 36%. We expect that a portion of the GAAP tax will be offset by compensation deductions we will generate in 2011 and tax credits, including both existing carryforward credits and research and development credits which have already been enacted for 2011.

Liquidity and Capital Resources

We generate cash from the collection of payments related to licensing our products as well as from selling hardware, renewals of annual licenses and maintenance and support agreements, and the delivery of other services.  During 2010, 2009 and 2008, we also received $6.4 million, $2.2 million and $879,000, respectively, in cash from the exercise of stock options and $350,000, $252,000 and $284,000, respectively, from purchases of common stock under our Employee Stock Purchase Plan. We use cash primarily for paying our employees (including salaries, commissions and benefits), leasing office space, paying travel expenses, marketing activities, paying vendors for hardware, other services and supplies, and purchasing property and equipment. In addition, we acquired AcroSoft for $2.2 million in cash during the second quarter of 2009 and Latitude for $15.6 million in cash during the fourth quarter of 2010. We continue to be debt free.

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

	December 31,
	2010	2009
	($ in thousands)
Cash and cash equivalents	$48,300	$48,497
Short-term investments	37,582	16,482
Total liquidity	$85,882	$64,979

The amount that we report as cash and cash equivalents or as short-term investments fluctuates depending on investing decisions in each period. Purchases of short-term investments are reported as a use of cash and the related receipt of proceeds upon maturity of investments is reported as a source of cash.

The following table shows cash flows from operating activities, investing activities and financing activities for the stated periods:

	Years Ended December 31,
	2010	2009	2008
	($ in thousands)
Beginning cash and cash equivalents	$48,497	$34,705	$29,359
Cash provided by operating activities	28,697	15,083	15,180
Cash used in investing activities	(41,969)	(9,676)	(1,162)
Cash provided by (used in) financing activities	13,075	8,385	(8,672)
Ending cash and cash equivalents	$48,300	$48,497	$34,705

Cash provided by operating activities during all three years was generated primarily by our net income adjusted for routine fluctuations in our operating assets and liabilities. The cash used in investing activities during 2010 increased from 2009 due to transferring a portion of our cash to short-term investments as well as the purchase of Latitude during the fourth quarter. The cash used in investing activities in 2009 increased from 2008 due to the transfer of the majority of our liquid investments into money market funds during 2009 in response to the financial crisis. Cash provided by financing activities during 2010 and 2009 was primarily due to tax benefits from stock-based payment arrangements and proceeds from stock options exercised.

Contractual Obligations

The following amounts set forth in the table are as of December 31, 2010 (in thousands).

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Operating lease obligations	$35,608	$5,302	$10,066	$9,802	$10,438
Purchase obligations	10,406	1,972	8,434	--	--
Other obligations reflected on the consolidated balance sheet under GAAP	910	--	--	910	--
Total	$46,924	$7,274	$18,500	$10,712	$10,438

As set forth in the Contractual Obligations table, we have operating lease obligations and purchase obligations that are not recorded in our consolidated financial statements. The operating lease obligations represent future payments on leases classified as operating leases and disclosed pursuant to FASB ASC Topic 840, Leases. These obligations include the amended operating lease of our world headquarters and the leases of several other locations for our offices in the United States and eleven other countries.  See Note 7 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion on our lease commitments.

In addition, we have signed obligations for activities after December 31, 2010, such as the build-out of on-site space at our world-headquarters and marketing related initiatives, which are included in our purchase obligations. Finally, other obligations include amounts regarding our tax liabilities and uncertain tax positions related to FASB ASC 740. See Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion on our uncertain tax positions.

In addition to the amounts set forth in the table above, we have contractual obligations with certain third-party technology companies to pay royalties to them based upon future licensing of their products and patented technologies.  We also have a purchase obligation with a third party in which the payments due are based on a percentage of our revenues, and are therefore unknown. We cannot estimate what these future amounts will be; however, we expect them to increase as our revenues continue to grow.

Off-Balance Sheet Arrangements

 Except as set forth in the Contractual Obligations table, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as of December 31, 2010.

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

Foreign Currency Exchange Rates

We transact business in certain foreign currencies including the British pound and the Euro. However, as a majority of the orders we receive are denominated in United States dollars, a strengthening of the dollar could make our products more expensive and less competitive in foreign markets. During 2010, we began hedging both our accounts receivable and cash that are held in Euros due to the effects of the fluctuations in the foreign currency exchange rates. Prior to 2010, we had not historically used foreign currency options or forward contracts to hedge our currency exposures because of variability in the timing of cash flows associated with our larger contracts. We continue to mitigate our foreign currency risk by generally transacting business and paying salaries in the functional currency of each of the major countries in which we do business, thus creating natural hedges. Additionally, as our business matures in foreign markets, we may offer our products and services in certain other local currencies. If this were to occur, foreign currency fluctuations would have a greater impact on us and may have an adverse effect on our results of operations. For the year ended December 31, 2010, approximately 9% of our revenues and 15% of our expenses were denominated in a foreign currency. As of December 31, 2010, we had net monetary assets valued in foreign currencies subject to foreign currency transaction gains or (losses), consisting primarily of cash and receivables, partially offset by accounts payable, with a carrying value of approximately $10.0 million. A 10% change in foreign currency exchange rates would have changed the carrying value of these net assets by approximately $1.0 million as of December 31, 2010 with a corresponding foreign currency gain (loss) recognized in our consolidated statement of income.

As of December 31, 2010 and December 31, 2009, we had accounts with Euro balances of approximately $5.6 million and $14.6 million, respectively, British pound balances of $207,000 and $289,000, respectively, and balances of seven other foreign currencies totaling $332,000 and $371,000, respectively.

Interest Rate Risk

We invest cash balances in excess of operating requirements in securities that have maturities of one year or less. The carrying value of these securities approximates market value, and there is no long-term interest rate risk associated with these investments.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Interactive Intelligence, Inc.:

We have audited the accompanying consolidated balance sheets of Interactive Intelligence, Inc. (the Company) and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement Schedule II – Valuation and Qualifying Accounts.  We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interactive Intelligence, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement Schedule II – Valuation and Qualifying Accounts, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Interactive Intelligence, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Indianapolis, Indiana
March 16, 2011

Interactive Intelligence, Inc.
Consolidated Balance Sheets
 As of December 31, 2010 and 2009
(in thousands, except share and per share amounts)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$48,300	$48,497
Short-term investments	37,582	16,482
Accounts receivable, net of allowance for doubtful accounts of $1,148 in 2010 and $1,094 in 2009	36,130	32,092
Deferred tax assets, net	5,499	5,808
Prepaid expenses	7,456	5,976
Other current assets	4,989	3,935
Total current assets	139,956	112,790
Property and equipment, net	10,336	8,499
Deferred tax assets, net	2,765	6,505
Goodwill	11,371	2,842
Intangible assets, net	11,001	1,343
Other assets, net	803	689
Total assets	$176,232	$132,668

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$16,364	$11,903
Accrued compensation and related expenses	6,553	4,946
Deferred product revenues	3,350	5,567
Deferred services revenues	43,281	36,225
Total current liabilities	69,548	58,641
Deferred revenue	7,420	6,420
Total liabilities	76,968	65,061

Commitments and contingencies	--	--

Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	--	--
Common stock, $0.01 par value; 100,000,000 shares authorized; 18,157,789 issued and outstanding at December 31, 2010, 17,276,990 issued and outstanding at December 31, 2009	182	173
Treasury stock, at cost: none as of December 31, 2010, 815,875 shares as of December 31, 2009	--	(6,242)
Additional paid-in capital	103,837	92,807
Accumulated other comprehensive (expense) income	(290)	8
Accumulated deficit	(4,465)	(19,139)
Total shareholders’ equity	99,264	67,607
Total liabilities and shareholders’ equity	$176,232	$132,668

See Accompanying Notes to Consolidated Financial Statements

Interactive Intelligence, Inc.
Consolidated Statements of Income
 For the Years Ended December 31, 2010, 2009 and 2008
(in thousands, except per share amounts)

	Years Ended December 31,
	2010	2009	2008
Revenues:
Product	$79,817	$63,327	$60,491
Recurring	68,740	55,798	49,397
Services	17,758	12,293	11,518
Total revenues	166,315	131,418	121,406
Cost of revenues:
Product	23,868	17,452	15,446
Recurring	16,991	12,913	12,272
Services	9,788	9,489	11,420
Amortization of intangible assets	83	40	--
Total cost of revenues	50,730	39,894	39,138
Gross profit	115,585	91,524	82,268
Operating expenses:
Sales and marketing	47,072	39,141	39,307
Research and development	28,349	24,103	21,539
General and administrative	16,584	13,817	14,474
Amortization of intangible assets	211	22	--
Total operating expenses	92,216	77,083	75,320
Operating income	23,369	14,441	6,948
Other income (expense):
Interest income, net	340	281	1,288
Other (expense) income , net	(1,146)	298	(434)
Total other (expense) income, net	(806)	579	854
Income before income taxes	22,563	15,020	7,802
Income tax expense	7,662	6,380	3,464
Net income	$14,901	$8,640	$4,338

Net income per share:
Basic	$0.85	$0.51	$0.24
Diluted	0.79	0.47	0.23

Shares used to compute net income per share:
Basic	17,563	17,096	17,746
Diluted	18,894	18,268	18,740

See Accompanying Notes to Consolidated Financial Statements

Interactive Intelligence, Inc.
Consolidated Statements of Shareholders’ Equity
 For the Years Ended December 31, 2010, 2009 and 2008
(in thousands)

	Common Stock		Treasury	Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated
	Shares	Amount	Stock	Capital	(Expense)	Deficit	Total
Balances, January 1, 2008	17,901	$179	$--	$79,405	$--	$(30,965)	$48,619

Stock-based compensation	--	--	--	2,966	--	--	2,966
Exercise of stock options	207	2	286	776	--	(185)	879
Issuances of common stock	24	--	--	284	--	--	284
Tax benefits from stock-based payment arrangements	--	--	--	177	--	--	177
Purchase of treasury stock	(1,204)	(12)	(10,000)	--	--	--	(10,012)
Comprehensive income:
Net income	--	--	--	--	--	4,338	4,338
Net unrealized investment loss	--	--	--	--	(4)	--	(4)
Total comprehensive income	--	--	--	--	(4)	4,338	4,334
Balances, December 31, 2008	16,928	169	(9,714)	83,608	(4)	(26,812)	47,247

Stock-based compensation	--	--	--	3,322	--	--	3,322
Exercise of stock options	321	4	3,129	(3)	--	(967)	2,163
Issuances of common stock	28	--	343	(91)	--	--	252
Tax benefits from stock-based payment arrangements	--	--	--	5,971	--	--	5,971
Comprehensive income:
Net income	--	--	--	--	--	8,640	8,640
Net unrealized investment gain	--	--	--	--	12	--	12
Total comprehensive income	--	--	--	--	12	8,640	8,652
Balances, December 31, 2009	17,277	173	(6,242)	92,807	8	(19,139)	67,607

Stock-based compensation	--	--	--	3,979	--	--	3,979
Exercise of stock options	861	9	6,078	580	--	(227)	6,440
Issuances of common stock	20	--	164	186	--	--	350
Tax benefits from stock-based payment arrangements	--	--	--	6,285	--	--	6,285
Comprehensive income:
Net income	--	--	--	--	--	14,901	14,901
Net unrealized investment loss	--	--	--	--	(298)	--	(298)
Total comprehensive income	--	--	--	--	(298)	14,901	14,603
Balances, December 31, 2010	18,158	$182	$--	$103,837	$(290)	$(4,465)	$99,264

See Accompanying Notes to Consolidated Financial Statements

Interactive Intelligence, Inc.
Consolidated Statements of Cash Flows
 For the Years Ended December 31, 2010, 2009 and 2008
(in thousands)

	Years Ended December 31,
	2010	2009	2008
Operating activities:
Net income	$14,901	$8,640	$4,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	4,621	4,287	3,352
Stock-based compensation expense	3,979	3,322	2,966
Tax benefits from stock-based payment arrangements	(6,285)	(5,970)	(177)
Deferred income tax	(245)	(1,114)	2,200
Accretion of investment income	(235)	(149)	(109)
Changes in operating assets and liabilities:
Accounts receivable	(2,040)	(4,497)	(6)
Prepaid expenses	(1,423)	(439)	(6)
Other current assets	(1,054)	(1,939)	(581)
Other assets	(114)	109	(32)
Accounts payable and accrued liabilities	10,350	6,534	1,885
Accrued compensation and related expenses	1,370	1,460	(895)
Deferred product revenues	(2,329)	918	(1,788)
Deferred services revenues	7,201	3,921	4,033
Net cash provided by operating activities	28,697	15,083	15,180

Investing activities:
Sales of available-for-sale investments	21,815	14,300	24,150
Purchases of available-for-sale investments	(42,978)	(19,815)	(17,890)
Purchases of property and equipment	(5,478)	(1,912)	(7,430)
Acquisition of intangible and other assets, net of cash and cash equivalents acquired	(15,328)	(2,249)	--
Unrealized gain on investment	--	--	8
Net cash used in investing activities	(41,969)	(9,676)	(1,162)

Financing activities:
Proceeds from stock options exercised	6,440	2,163	879
Proceeds from issuance of common stock	350	252	284
Repurchase of treasury stock	--	--	(10,012)
Tax benefits from stock-based payment arrangements	6,285	5,970	177
Net cash provided by (used in) financing activities	13,075	8,385	(8,672)

Net (decrease) increase in cash and cash equivalents	(197)	13,792	5,346
Cash and cash equivalents, beginning of year	48,497	34,705	29,359
Cash and cash equivalents, end of year	$48,300	$48,497	$34,705

Cash paid during the year for:
Interest	$1	$--	$--
Income taxes	853	743	431

Other non-cash item:
Purchase of property and equipment payable at end of year	$(23)	$29	$59

See Accompanying Notes to Consolidated Financial Statements

Interactive Intelligence, Inc.
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

1.	THE COMPANY

Interactive Intelligence, Inc. (the “Company”) is a leading provider of software applications. The Company’s principal product is a suite of applications that provides customers with a software-based multi-channel communications platform. The Company is a recognized leader in the worldwide contact center market, where its software applications provide a range of pre-integrated functionality.  The Company uses this same platform to offer its solutions for business communications, including business process automation. The Company’s solutions are delivered both on-premise and through “cloud-based” models using hosted data centers. The Company’s solutions are used by businesses and organizations in industries such as teleservices, financial services, higher education, utilities, healthcare, retail, technology, government and business services.

The Company commenced principal operations in 1994 and revenues were first recognized in 1997. Since then, the Company has established wholly-owned subsidiaries in nine other countries. The Company’s world headquarters are located in Indianapolis, Indiana with regional offices throughout the United States and 11 other countries. The Company markets its software applications in the Americas, Europe, the Middle East and Africa, and Asia-Pacific.

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

Effective December 31, 2010, the Company began separately classifying revenues and their related expenses on the Consolidated Statements of Income into three separate lines presented as product, recurring and services. Product revenues consist of revenues related to licenses and hardware delivered, recurring revenues consists of maintenance and cloud-based revenues and services revenues are principally revenues related to professional and educational services. The new presentation was reflected in all three years shown on the Consolidated Statements of Income. The reclassification did not have any impact on the overall results previously reported.

Subsequent to the acquisition of Global Software Services, Inc., doing business as Latitude Software (“Latitude”), which generated significant goodwill and intangible assets, the Company began separately categorizing intangible assets and goodwill on the Consolidated Balance Sheets. Previously, intangible assets and goodwill were included within other assets as their amount was immaterial.  In addition, the Company also began separately classifying the related amortization expense of the intangible assets on the Consolidated Statements of Income within cost of revenues and operating expenses. Amortization expense related to the technology intangible asset is included within costs of revenues and amortization expense related to the remaining intangible assets is included within operating expenses. The new presentation was reflected in both years shown on the Consolidated Balance Sheets and all three years shown on the Consolidated Statements of Income. The reclassification did not have any impact on the overall results previously reported.

Revenue Recognition

The Company reports three types of revenues: product revenues, recurring revenues, and services revenues. Product revenues are generated from licensing the right to use its software applications, and in certain instances, selling hardware as a component of its solution. Recurring revenues are generated by annual support and renewal fees and by the Company’s cloud-based business. Services revenues are generated primarily from professional services and educational services. Revenues are generated by direct sales with customers and by indirect sales through a partner channel.

Product Revenues

The Company’s license agreements are either perpetual or annually renewable.  For any revenues to be recognized from a license agreement, the following criteria must be met:

•	Persuasive evidence of an arrangement exists;

•	The fee is fixed or determinable;

•	Collection is probable; and

•	Delivery has occurred.

For a perpetual license agreement, upon meeting the revenue recognition criteria above, the Company immediately recognizes as product revenues the residual amount of the total fees if sufficient vendor specific objective evidence (“VSOE”) of fair value exists to support allocating a portion of the total fee to the undelivered elements of the arrangement. If sufficient VSOE of fair value for the undelivered elements does not exist, the Company recognizes the initial license fee as product revenues ratably over the initial term of the support agreement once support is the only undelivered element. The support period is generally 12 months but may be up to 18 months for initial orders because support begins when the licenses are downloaded, when support commences, or no more than six months following the contract date. The Company determines VSOE of fair value for support in perpetual agreements based on substantive renewal rates the customer must pay to renew the support. The VSOE of fair value for other services is based on amounts charged when the services are sold in stand-alone sales.

Although the majority of the Company’s product licenses are perpetual, certain customers, whose original license contracts were signed prior to 2004, have renewable term licenses. For an annually renewable license agreement, upon meeting the revenue recognition criteria above, the Company recognizes the license fees under these agreements as product revenues ratably over the initial license period, which is generally 12 months, and the remainder of the license fees are recognized as recurring revenues over the same time period.

The Company recognizes revenues related to any hardware sales when the hardware is delivered and all other revenue recognition criteria are met.

Recurring Revenues

The Company generates recurring revenues through its cloud-based business, and through annual support and renewal fees. The cloud-based business generates revenues by providing services to customers, in which the customers pay a minimum monthly fee to use a specified number of software licenses, plus any overages. Customers are billed the greater of their minimum monthly fee or actual usage, and revenue is recognized monthly as the service is performed. The total contract fee also includes an implementation fee, which is recognized ratably over the term of the contract.

For annually renewable license agreements, the allocation of the initial order between product revenues and recurring revenues is based on an average renewal rate for the Company’s time based contracts. The Company applies the allocation of product revenues and recurring revenues consistently to all annually renewable license agreements. Under annually renewable license agreements, after the initial license period, the Company’s customers may renew their license agreement for an additional period, typically 12 months, by paying a renewal fee. The revenue from annual renewal fees is classified under recurring revenue and the revenue is recognized ratably over the contract period. Under perpetual license agreements, the Company recognizes annual support fees as recurring revenues ratably over the post-contract support period, which is typically 12 months, but may extend up to three years if prepaid.

Services Revenues

The Company generates revenues from other services that it provides to its customers and partners including fees for professional services and educational services. Revenues from professional services, which include implementing the Company’s products for a customer or partner, and educational services, which consist of training courses for customers and partners, are recognized as the related services are performed.

Recently Issued Revenue Recognition Guidance

In September 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements (“FASB ASU 2009-13”), which addresses criteria for separating consideration in multiple-element arrangements. The guidance requires companies to:

i.
determine whether an arrangement contains multiple deliverables, how the deliverables in an arrangement should be separated, and how the arrangement consideration should be allocated among its elements,

ii.	allocate the revenue using VSOE, third party evidence of selling price (“TPE”), or estimated selling prices (“ESP”) of the deliverables if neither VSOE nor TPE exists, and

iii.	use the ESP method instead of the residual method for arrangements containing multiple deliverables.

 The Company will adopt this guidance on January 1, 2011 for all contracts entered into or materially modified on or after this date. In accordance with this new guidance, the total arrangement fees are allocated to all the software and non-software deliverables based on VSOE or TPE if available, and their respective ESP if VSOE and TPE are not available.  This new guidance is not expected to have a significant effect on total revenues in periods after the initial adoption.

Accounts Receivable and Allowance for Doubtful Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company estimates bad debt expense based on a percentage of revenue reported and other measures each period.  The Company then reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of its accounts receivable. In the analysis, the Company primarily considers the age of the customer’s or partner’s receivable and also considers the creditworthiness of the customer or partner, the economic conditions of the customer’s or partner’s industry, and general economic conditions, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of its future allowance for doubtful accounts.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the related lease or the estimated useful life. The Company leases its office space under operating lease agreements. In accordance with the FASB Accounting Standards Codification (“ASC”) Topic 840, Leases (“FASB ASC 840”), for operating leases with escalating rent payments, the Company records these rent payments on a straight-line basis over the life of the lease.

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

Goodwill and Other Intangible Assets

The Company reviews its goodwill and intangible assets with indefinite lives for impairment at least annually in accordance with FASB ASC Topic 350, Intangibles - Goodwill and Other. Identifiable intangible assets such as intellectual property trademarks and patents are amortized over a 10 to 15 year period using the straight-line method. In addition, other intangible assets, such as customer relationships, core technology and non-compete agreements are amortized over a five to 13 year period based upon historical patterns in which the economic benefits are expected to be realized. As of September 30, 2010 when the Company’s 2010 goodwill impairment test was performed, the Company had one reporting segment and therefore its impairment review of goodwill involved reviewing the impairment of the Company as a whole. The fair value of the reporting unit was substantially in excess of its carrying value as of the date of the 2010 goodwill impairment test. The guidance requires the Company to perform the goodwill impairment test annually or when a change in facts and circumstances indicates that the fair value of an asset may be below its carrying amount. The Company determined no indication of impairment existed as of September 30, 2010 when the annual goodwill impairment test was performed. As there were no changes in facts and circumstances that indicated that the fair value of the reporting unit may have been below its carrying amount since September 30, 2010, no additional impairment test was performed during the fourth quarter of 2010.

The 2010 goodwill impairment test did not include the goodwill recorded as a result of the acquisition of Latitude as the acquisition took place subsequent to September 30, 2010. The Company did not note any indications of impairment of the Latitude goodwill and will therefore test the goodwill of Latitude for impairment concurrent with the next annual goodwill impairment test in 2011, barring any triggering events that would prompt an impairment test prior to that date.

Advertising

The Company expenses all advertising costs as incurred. Advertising expense for 2010, 2009 and 2008 was $1.4 million, $788,000, and $1.3 million, respectively.

Research and Development

Research and development expenditures are expensed as incurred. FASB ASC Topic 985, Software, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant. Through December 31, 2010, all research and development costs have been expensed. Research and development expense for 2010, 2009 and 2008 was $28.3 million, $24.1 million and $21.5 million, respectively.

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

The Company records compensation expense for share-based awards using the straight-line method, which is recorded into earnings over the vesting period of the award. Stock-based compensation expense for employee and director stock options recognized under FASB ASC 718 for the years ended December 31, 2010, 2009 and 2008 was $4.0 million, $3.3 million and $3.0 million, respectively. See Note 5 for further information on the Company’s stock-based compensation.

Fair Value Measurements

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate their respective fair market values due to the short maturities of these financial instruments. The fair values of short-term investments are valued in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures (“FASB ASC 820”).

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

As of December 31, 2010, the Company had $4.4 million in tax credit carryforwards recorded as deferred tax assets. There was no valuation allowance at December 31, 2010. The Company will continue to evaluate the valuation of deferred tax assets in accordance with the requirements of FASB ASC 740. See Note 10 for further information on the Company’s income taxes.

        The revenue from sales tax collected from customers is recorded on a net basis.

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

	Years Ended December 31,
	2010	2009	2008
Net income, as reported (A)	$14,901	$8,640	$4,338

Weighted-average outstanding shares of common stock (B)	17,563	17,096	17,746
Dilutive effect of stock options	1,331	1,172	994
Common stock and common stock equivalents (C)	18,894	18,268	18,740

Net income per share:
Basic (A/B)	$0.85	$0.51	$0.24
Diluted (A/C)	0.79	0.47	0.23

Anti-dilutive shares not included in the diluted per share calculation for 2010, 2009 and 2008 were 820,000, 1.1 million and 1.3 million, respectively.

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

The Company’s short-term investments all mature in less than one year and are considered available for sale. In 2010 and 2009, the Company purchased short-term investments for $43.0 million and $19.8 million, respectively. As of December 31, 2010 and 2009, $37.6 million and $16.5 million in short-term investments were outstanding, respectively, which were recorded at their fair values. The Company does not invest in subprime assets.

Gross realized gains and gross realized losses included in interest income, net totaled less than $10,000 in each of 2010, 2009 and 2008.

Interest income was $340,000, $281,000 and $1.3 million in 2010, 2009 and 2008, respectively.

The Company measures investments at fair value in accordance with FASB ASC 820. FASB ASC 820 as amended defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes the following three levels of inputs that may be used to measure fair value:

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

The following table sets forth a summary of the Company’s financial assets, classified as cash and cash equivalents and short-term investments on its consolidated balance sheet, measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash & cash equivalents:
Money Market Funds	$15,593	$15,593	$--	$--
Commercial paper	2,400	2,400	--	--
Total	$17,993	$17,993	$--	$--

Short-term investments:
Agency Bond	$8,882	$--	$8,882	$--
Commercial Paper	5,297	--	5,297	--
Corporate Notes	20,803	--	20,803	--
T-Bill	2,600	--	2,600	--
Total	$37,582	$--	$37,582	$--

4.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows as of December 31, 2010 and 2009 (in thousands):

	2010	2009
Computer equipment	$14,733	$11,656
Leasehold improvements	8,573	7,904
Furniture and fixtures	4,581	4,014
Software	1,476	836
Office equipment	1,009	759
Trade show equipment and other	418	414
Construction in process	312	6
Total property and equipment	31,102	25,589
Less accumulated depreciation	(20,766)	(17,090)
Net property and equipment	$10,336	$8,499

Property and equipment is depreciated over useful lives of 3 to 5 years, except for leasehold improvements, which are depreciated over the lesser of the term of the related lease or the estimated useful life, and vary from 3 to 15 years. During the year ended December 31, 2010, the Company reduced assets and accumulated depreciation by $1.4 million for fully depreciated computer and software equipment that was seven years old or older and was no longer in use.

5.  STOCK-BASED COMPENSATION

Stock Option Plans

The Company’s stock option plans, adopted in 1995, 1999 and 2006, authorize the Board of Directors or the Compensation Committee, as applicable, to grant incentive and nonqualified stock options, and, in the case of the 2006 Equity Incentive Plan, as amended (the “2006 Plan”), stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units and other stock-based awards. After adoption of the 2006 Plan by the Company’s shareholders in May 2006, the Company may no longer make any grants under previous plans, but any shares subject to awards under the 1999 Stock Option and Incentive Plan and the Outside Directors Stock Option Plan (collectively, the “1999 Plans”) that are cancelled are added to shares available under the 2006 Plan. A maximum of 7,050,933 shares are available for delivery under the 2006 Plan, which consists of (i) 3,350,000 shares, plus (ii) 320,000 shares available for issuance under the 1999 Plans, but not underlying any outstanding stock options or other awards under the 1999 Plans, plus (iii) up to 3,380,933 shares subject to outstanding stock options or other awards under the 1999 Plans that expire, are forfeited or otherwise terminate unexercised on or after May 18, 2006. The number of shares available under the 2006 Plan is subject to adjustment for certain changes in the Company’s capital structure. The exercise price of options granted under the 2006 Plan is equal to the closing price of the Company’s common stock, as reported by The NASDAQ Global Select Market, on the business day immediately preceding the date of grant.

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

The third type of stock options granted by the Company are director options granted to non-employee directors annually which are similar to the non-performance-based options described above except that the director options vest one year after the grant date. The fair value of these option grants is determined on the date of the grant and the related compensation expense is recognized over one year.

Commencing in January 2011, the Company began granting equity incentive awards in the form of RSUs to certain key employees. The fair value of the RSUs is determined on the date of grant and the RSUs vest in four equal annual installments beginning one year after the grant date. RSUs are not included in issued and outstanding common stock until the shares are vested and settlement has occurred.

The plans may be terminated by the Company’s Board of Directors at any time.

Valuation Assumptions

The Company estimated the fair value of stock options using the Black-Scholes valuation model. The fair value of each option grant is estimated on the date of grant and is amortized on a straight-line basis over the vesting period. The weighted-average estimated per option value of non-performance-based, performance-based and director options under the stock option plans during the year ended December 31, 2010, 2009 and 2008 was $10.43, $4.16 and $7.29, respectively, using the following assumptions:

	Years Ended December 31,
Valuation assumptions for non-performance-based options:	2010	2009	2008
Dividend yield	--%	--%	--%
Expected volatility	64.74-69.10%	67.88-69.56%	63.21-66.87%
Risk-free interest rate	1.19-2.06%	1.64-2.36%	1.36-3.34%
Expected life of option (in years)	4.25	4.25	4.25

	Years Ended December 31,
Valuation assumptions for performance-based options:	2010	2009	2008
Dividend yield	--%	--%	--%
Expected volatility	67.81%	67.35%	63.66%
Risk-free interest rate	2.30%	1.77%	2.39%
Expected life of option (in years)	4.75	4.75	4.75

The Company granted performance-based options only during the first quarter of each of 2010, 2009 and 2008.

	Years Ended December 31,
Valuation assumptions for director options:	2010	2009	2008
Dividend yield	--%	--%	N/A
Expected volatility	64.43%	71.48%	N/A
Risk-free interest rate	1.41%	2.01%	N/A
Expected life of option (in years)	3.50	3.50	N/A

The Company granted annual director options that vest one year after the grant date only during the second quarter of each of 2009 and 2010.

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

Expense Information under FASB ASC 718

The following table summarizes the allocation of stock-based compensation expense related to stock options under FASB ASC 718 for the years ended December 31, 2010, 2009 and 2008 (in thousands, except per share amounts):

	Years Ended December 31,
	2010	2009	2008
Stock-based compensation expense by category:
Cost of services	$321	$239	$203
Sales and marketing	1,230	1,128	1,094
Research and development	1,178	952	833
General and administrative	1,250	1,003	836
Total stock-based compensation expense	$3,979	$3,322	$2,966

Effect of stock-based compensation expense on net income per share:
Basic	$(0.23)	$(0.19)	$(0.17)
Diluted	(0.21)	(0.18)	(0.16)

At each quarter end, the Company evaluates the probability that the performance awards granted during the first quarter will be forfeited at year-end for non-performance and reverses the associated expense recorded in previous periods. During the fourth quarter of 2010 and 2009 and during the third and fourth quarters of 2008, the Company reversed the stock option expense recorded in previous periods associated with these options totaling $54,000 in 2010, $22,000 in 2009 and $496,000 in 2008. After taking into account the options that were cancelled during 2010, 2009 and 2008, the estimated total grant date fair value, not accounting for estimated forfeitures, is as follows (in thousands):

	Number of Options Granted	Number of Options Cancelled	Grant Date Fair Value
Year:
2010	642	26	$6,400
2009	571	47	2,200
2008	599	252	2,500

As required by FASB ASC 718, management has made an estimate of expected forfeitures and is recognizing compensation expense only for those stock awards expected to vest. For the year ended December 31, 2010, the Company estimated that the total stock-based compensation expense for the awards not expected to vest was $315,000, with such amounts deducted to arrive at the fair value of $6.1 million.

Stock Option Activity

The following table sets forth a summary of option activity for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010		2009		2008
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price

Balances, beginning of year	3,425,743	$9.36	3,300,565	$9.45	3,232,483	$8.71
Options granted	641,500	19.48	571,375	7.81	599,315	14.12
Options exercised	(860,669)	7.48	(320,993)	6.73	(206,958)	4.23
Options cancelled, forfeited or expired	(77,201)	25.02	(125,204)	14.01	(324,275)	13.12
Options outstanding, end of year	3,129,373	11.58	3,425,743	9.36	3,300,565	9.46
Option price range at end of year	$2.51 - $35.00		$2.51 - $50.50		$2.51 - $50.50
Weighted-average fair value of options granted during the year	$10.43		$4.16		$7.29
Options exercisable at end of year	1,804,922	$8.92	2,187,357	$8.07	2,086,610	$7.30
Options available for grant at end of year	1,714,554		915,794		1,388,969

The change in options available for grant at the end of the year from 2010 compared to 2009 was primarily related to the Company’s shareholders approving an amendment to the 2006 Plan in May 2010, which increased the number of shares available for grant by 1,200,000 shares.

The following table sets forth information regarding the Company’s stock options outstanding and exercisable at December 31, 2010:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$2.51 – $6.10..............................	1,028,805	2.40 years	$4.78	1,028,805	$4.78
$6.66 – $6.66..............................	399,392	4.12 years	6.66	72,767	6.66
$6.70 – $14.09............................	441,055	2.63 years	11.59	292,243	10.95
$14.37 – $17.28..........................	421,033	3.12 years	16.08	205,451	15.85
$18.24 – $19.34..........................	116,834	4.12 years	19.01	40,334	19.15
$19.66 – $19.66..........................	488,500	5.15 years	19.66	--	--
$19.77 – $35.00..........................	233,754	2.35 years	21.13	165,322	20.97
Total shares/average price	3,129,373		11.58	1,804,922	8.92

The total intrinsic value of options exercised during the year ended December 31, 2010 was $13.5 million. The aggregate intrinsic value of options outstanding as of December 31, 2010 was $45.7 million and the aggregate intrinsic value of options currently exercisable as of December 31, 2010 was $31.1 million. The aggregate intrinsic value represents the total intrinsic value, based on the Company’s closing stock price per share of $26.16 as of December 31, 2010, which would have been realized by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2010 was 1.8 million with a weighted average exercise price of $8.86.

As of December 31, 2010, there was $7.0 million of total unrecognized compensation cost related to non-vested stock options. These costs are expected to be recognized over the weighted average remaining vesting period of 2.2 years.

2000 Employee Stock Purchase Plan

In May 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “2000 Purchase Plan”). A total of 500,000 shares of common stock were reserved for issuance under the 2000 Purchase Plan. On May 19, 2005, the shareholders of the Company approved an amendment to the 2000 Purchase Plan that increased the number of shares of common stock available for purchase and issuance to 750,000.  The 2000 Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 20% of their total compensation up to a maximum of $1,000 per pay period. The price at which the Company’s common stock may be purchased is 95% of the fair market value of the Company’s closing common stock price, as reported on The NASDAQ Global Select Market, on the last business day of the quarter. The actual purchase date is generally on the first business day of the next calendar quarter. An employee may set aside up to $25,000 to purchase shares annually. The initial offering period commenced on April 1, 2000. A total of 20,130 shares, 27,261 shares and 24,501 shares were purchased and issued during 2010, 2009 and 2008, respectively, under the 2000 Purchase Plan at an average price of $16.69, $11.13 and $12.90, respectively. As of December 31, 2010, there were 150,286 shares available for purchase and issuance under the 2000 Purchase Plan.

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

During 2008, the Company repurchased 1.2 million shares of its common stock at an aggregate cost of $10.0 million. The share repurchase program was completed on November 12, 2008. The shares acquired were used for stock-based compensation awards and other corporate purposes and were fully depleted in December 2010.

7.	LEASE COMMITMENTS

The Company’s world headquarters are located in approximately 260,000 square feet of space in two office buildings in Indianapolis, Indiana. The Company leases the space under an operating lease agreement and amendments which expire on March 31, 2018. The Company also occupies a product distribution center in Indianapolis, Indiana and has several other office leases throughout the United States and in eleven other countries with initial lease terms of up to five years. The Company rents office space for sales, services, development and international offices under month-to-month leases. In accordance with FASB ASC 840, rental expense is recognized ratably over the lease period, including those leases containing escalation clauses.

The Company believes that all of its facilities are adequate and well suited to accommodate its business operations. The Company continuously reviews space requirements to ensure it has adequate room for growth in the future.

Rent expense, net was $5.7 million, $5.7 million and $4.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.  Minimum future lease payments under the Company’s operating leases as of December 31, 2010 are summarized as follows (in thousands):

2011	$5,302
2012	5,001
2013	5,064
2014	4,971
2015	4,831
Thereafter	10,438
Total minimum lease payments	$35,607

8.	CONCENTRATION OF CREDIT RISK

No customer or partner accounted for 10% or more of the Company’s revenues in 2010, 2009 and 2008. No one partner or customer accounted for 10% or more of the Company’s accounts receivable as of December 31, 2010 and 2008; however, one partner accounted for 13% of the Company’s accounts receivable as of December 31, 2009. The Company’s top five partners collectively represented 25% and 30% of the Company’s accounts receivable balance at December 31, 2010 and 2009, respectively. The Company evaluates the creditworthiness of its customers and partners on a periodic basis. The Company generally does not require collateral. The Company manages its operations as a single segment for purposes of assessing performance and making operating decisions. No individual country accounted for more than 10% of the Company's revenues, with the exception of the United States, for the years ended December 31, 2010, 2009 and 2008.

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

For the year ended December 31, 2010, subject to meeting specified operating targets, the Company matched up to 33% of the first 9% of a participant’s pre-tax compensation contributed to the Plan. For the year ended December 31, 2010, the Company’s performance resulted in a match for the full amount of $909,000 which was contributed to the employee’s accounts in March of 2011.

For the years ended December 31, 2009 and 2008, subject to meeting specified operating targets, the Company matched up to 25% of the first 8% of a participant’s pre-tax compensation contributed to the Plan. For the year ended December 31, 2009, the Company’s performance resulted in a match for the full amount of $564,000 and, for the year ended December 31, 2008, the Company’s performance resulted in a match of $348,000, which was less than the full amount as the specified operating targets were not met.

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

The Company match criteria for 2011 will be the same as the criteria in 2010.

Although the Company has not expressed any intent to terminate the Plan, it has the option to do so at any time subject to the provisions of the Employee Retirement Income Security Act of 1974. Upon termination of the Plan, either full or partial, participants become fully vested in their entire account balances.

10.	INCOME TAXES

The following table sets forth information regarding the United States and foreign components of income tax expense (benefit) for 2010, 2009 and 2008 (in thousands):

	Current	Deferred		Total
2010:
United States Federal	$5,659		$502	$6,161
State and local	1,364		(552)	812
Foreign jurisdiction	689		--	689
Total	$7,712		(50)	$7,662

2009:
United States Federal	$5,380		$(1,327)	$4,053
State and local	1,253		213	1,466
Foreign jurisdiction	861		--	861
Total	$7,494	$	(1,114)	$6,380

2008:
United States Federal	$829		$2,081	$2,910
State and local	173		118	291
Foreign jurisdiction	263		--	263
Total	$1,265		$2,199	$3,464

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets at December 31, 2010 and 2009 are presented below (in thousands):

	2010	2009
Deferred tax assets:
Allowance for doubtful accounts	$459	$438
Accrued expenses	1,337	731
Deferred revenues	2,371	2,748
Stock-based compensation expense	2,881	1,632
Depreciation and amortization expense	902	706
Tax net operating loss carryforwards	60	121
Foreign tax credit carryforwards	1,359	3,119
Research tax carryforwards	3,061	2,818
Total deferred tax assets	12,430	12,313
Deferred tax liabilities:
Intangibles	(4,166)	--
Total deferred tax liabilities	(4,166)	--
Net deferred tax assets	$8,264	$12,313

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income prior to the periods in which those temporary differences such as loss carryforwards and tax credits expire. Management considers the scheduled reversal of deferred tax liabilities, if any (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. The Company will need to generate future taxable income of approximately $12.0 million to realize the deferred tax assets prior to the expiration of the net operating loss carryforwards and credits in 2029.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2010. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The following table sets forth the items accounting for the difference between expected income tax expense (benefit) compared to actual income tax expense (benefit) recorded in the Company’s consolidated financial statements (in thousands):

	Years Ended December 31,
	2010	2009	2008
Expected income tax expense at 35% tax rate	$7,897	$5,257	$2,731
State taxes, net of federal benefit	632	1,217	189
Stock-based compensation expense related to non-deductible stock option expense	(288)	461	685
Change in deferred tax asset valuation allowance	--	--	--
Research tax credit	(366)	(393)	(278)
Other	(213)	(162)	137
Income tax expense	$7,662	$6,380	$3,464

During 2010, the Company utilized its remaining net operating losses generated from tax benefits related to the exercise of stock options. Tax benefits related to the exercise of stock options during 2010, 2009 and 2008 were $6.3 million, $6.0 million and $177,000, respectively. The Company did not have a deferred tax asset on its balance sheet for the tax benefits from these deductions. At December 31, 2010, the Company had approximately $4.4 million of alternative minimum tax, federal and state research tax credit carryforwards and foreign tax credits available to offset taxes payable. In addition, the Company had a deferred tax asset of $60,000 available to offset future taxable income of a subsidiary.

The Company and its subsidiaries file federal income tax returns and income tax returns in various states and foreign jurisdictions. Tax years 2007 and forward remain open for examination for federal tax purposes and tax years 2006 and forward remain open for examination for the Company’s more significant state tax jurisdictions. To the extent utilized in future years’ tax returns, net operating loss and capital loss carryforwards at December 31, 2010 will remain subject to examination until the respective tax year is closed.

FASB ASC 740 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company has identified an uncertain tax position related to certain tax credits that the Company currently believes meets the “more likely than not” recognition threshold to be sustained upon examination. Prior to the fourth quarter of 2007, this uncertain tax position had not been recognized because the Company had a full valuation allowance established.  The balance of the reserve was approximately $1.1 million at December 31, 2010.

The Company accounts for provisions related to the accounting for uncertainty in income taxes under FASB ASC 740. The Company did not record a cumulative effect adjustment to retained earnings as a result of the implementation of this accounting pronouncement. The Company recognizes financial statement benefits for positions taken for tax return purposes when it is more-likely-than-not that the position will be sustained. A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2009	$750
Increase in balance due to current year tax position	80
Increase in balance due to prior year tax position	80
Balance at December 31, 2009	910
Increase in balance due to current year tax position	217
Balance at December 31, 2010	$1,127

If recognized, the entire remaining balance of unrecognized tax benefits would impact the effective tax rate. Over the next 12 months, we do not anticipate the total amount of our unrecognized tax benefits to significantly change. We recognize interest income, interest expense, and penalties relating to tax exposures as a component of income tax expense. There was no interest expense and penalties related to the above unrecognized tax benefits as of December 31, 2010.

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

Revenues derived from non-North American customers accounted for approximately 27% in 2010, 2009 and 2008 of the Company’s total revenues. The Company attributes its revenues to countries based on the country in which the customer or partner is located. The sales and licensing revenues in each individual non-North American country accounted for less than 10% of total revenues in 2010, 2009 and 2008. As of December 31, 2010, approximately 13% of the Company’s net property and equipment, which included computer and office equipment, furniture and fixtures and leasehold improvements, were located in foreign countries.

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

13.  ACQUISITION

Latitude Acquisition

The Company entered into a stock purchase agreement, dated as of October 5, 2010, with Latitude, a privately-held provider of accounts receivable management software and services. Pursuant to the terms of the stock purchase agreement, the Company purchased 100% of Latitude's outstanding capital stock for an aggregate purchase price of $15.6 million, including $1.6 million related to the working capital of Latitude, funded with cash-on-hand. The Company deposited $1.1 million of the purchase price into an escrow account to ensure funds are available to pay indemnification claims, if any. Latitude is operating as a subsidiary of the Company. The Company acquired Latitude as part of its growth strategy of adding industry-specific applications and expertise. With a broader focus on Latitude, the Company intends to create tighter integration between Latitude’s applications and its core Interaction Center Platform® technology, enhance Latitude solutions for first-party debt collections, incorporate Latitude’s solutions in the Company’s cloud-based offerings, and internationalize Latitude’s solutions for sale around the world. The acquisition was accounted for using the acquisition method of accounting in accordance with FASB ASC Topic 805, Business Combinations (“FASB ASC 805”), and the results of Latitude’s operations were included in the Company’s consolidated financial statements commencing on October 1, 2010.

The preliminary purchase price allocations for the Company’s acquisition of Latitude are based on a third-party valuation report which was prepared in accordance with the provisions of FASB ASC 805. The following table summarizes the fair value of the intangible and other assets acquired and liabilities assumed at the date of the acquisition (in thousands):

October 1, 2010
Cash	$338
Accounts receivable, net	1,998
Prepaids	57
Property, plant and equipment, net	697
Accounts payable	(448)
Accrued compensation	(237)
Intangible assets	10,000
Goodwill	8,519
Total assets acquired	20,924
Deferred services revenue	(967)
Deferred tax liability	(4,294)
Net assets acquired	$15,663

The fair value of financial assets acquired includes accounts receivable with a fair and contractual value of $2.0 million. The receivables consist of amounts due from customers for products sold and/or services rendered.

The Company has recorded a deferred tax liability of $4.3 million associated with the intangible assets recorded in connection with the Latitude acquisition. This resulted in a corresponding adjustment recorded to goodwill. The Company plans to complete a research and development study for Latitude for 2010 and the fourth quarter of 2009, which may result in a related research and development credit recorded as a deferred tax asset. Adjustments for these tax matters will result in a corresponding adjustment to recorded goodwill.

Acquisition-related professional fees recognized as of December 31, 2010 totaled approximately $89,000 and include transaction costs such as legal, accounting, valuation and other professional services, which were expensed as incurred. These costs are included within general and administrative expenses on the consolidated statements of income.

The premium paid over the fair value of the net assets acquired in the purchase, or goodwill, was primarily attributed to expected synergies from Latitude’s debt collection software, experienced staff and existing client base. Included within goodwill is the assembled workforce, comprised of 40 employees, which does not qualify for separate recognition. None of the goodwill is expected to be deductible for tax purposes.

Customer relationships, core technology and non-competition agreements are amortized based upon historical patterns in which the economic benefits are expected to be realized. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following are the identifiable intangible assets acquired and their respective economic useful lives at the date of acquisition:

	As of December 31, 2010
	Gross Amount	Accumulated Amortization	Net Amount	Economic Useful Life (in years)
Trade name	$1,670,000	$--	$1,670,000	Indefinite
Customer relationships	6,270,000	130,600	6,139,400	12
Core technology	980,000	18,800	961,200	13
Non-competition agreements	1,080,000	45,000	1,035,000	6
Total	$10,000,000	$194,400	$9,805,600

Pro Forma Results

The following table shows unaudited pro forma results of operations as if we had acquired Latitude on January 1, 2009 (in thousands, except per share amounts):

	Years Ended
	December 31,
	2010	2009
Revenue	$172,811	$137,229
Net Income	15,954	9,273
EPS – Basic	0.91	0.54
EPS - Diluted	0.84	0.51

The unaudited pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the transaction actually taken place at the beginning of the periods indicated.

AcroSoft Acquisition

On May 15, 2009, the Company entered into a stock purchase agreement with AcroSoft Corporation (“AcroSoft”), a provider of insurance content management solutions, pursuant to which the Company purchased 100% of AcroSoft’s issued and outstanding shares of capital stock for an aggregate purchase price of $2.2 million funded with cash-on-hand. Ten percent of the purchase price, or $240,000, was deposited into an escrow account to ensure funds are available to pay indemnification claims, if any. The Company acquired AcroSoft to integrate its document management and workflow functionality into the Company’s Interaction Center Platform®, including its Interaction Process Automation® application.  Over time, the Company also anticipates extending the integrated solution to other document-intensive industry vertical and horizontal processes. The acquisition was accounted for using the acquisition method of accounting in accordance with FASB ASC 805, and the results of AcroSoft’s operations were included in the Company’s consolidated financial statements commencing on the acquisition date.

The purchase price allocation for the Company’s acquisition of AcroSoft is based on a third-party valuation report which was prepared in accordance with the provisions of FASB ASC 805. The following table summarizes the fair value of the intangible and other assets acquired and liabilities assumed at the date of the acquisition (in thousands):

May 15, 2009
Cash	$149
Investments	2
Accounts receivable	62
Prepaid royalties	30
Other current assets	1
Property, plant and equipment	26
Current tax asset	122
Deferred tax asset	136
Accounts payable	(8)
Deferred tax liability	(212)
Intangible assets	530
Goodwill	1,846
Total assets acquired	2,684
Deferred services revenue	(284)
Net assets acquired	$2,400

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

Customer relationships and core technology are amortized based upon historical patterns in which the economic benefits are expected to be realized. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following are the identifiable intangible assets acquired and their respective economic useful lives:

	As of December 31, 2010
	Gross Amount	Accumulated Amortization	Net Amount	Economic Useful Life (in years)
Customer relationships	$210,000	$56,900	$153,100	6
Core technology	320,000	104,000	216,000	5
Total	$530,000	$160,900	$369,100

Goodwill and Other Intangible Assets

Goodwill is reviewed for impairment at least annually in accordance with the provisions of FASB ASC Subtopic 350-20, Intangibles - Goodwill and Other. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment charge is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB ASC 805. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The following table presents a roll forward of goodwill, which is included within other assets, net on the accompanying consolidated balance sheets, as of December 31, 2010 (in thousands):

Balance as of December 31, 2009	$2,852
Latitude goodwill	8,519
Balance as of December 31, 2010	$11,371

The Company performed a goodwill impairment test as of September 30, 2010 and concluded that no impairment existed.  As there were no changes in facts and circumstances that indicated that the fair value of the reporting unit may have been below its carrying amount, no additional impairment tests were performed during the fourth quarter of 2010.

14.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2009, the FASB issued FASB ASU 2009-13, which addresses criteria for separating consideration in multiple-element arrangements. The guidance requires companies allocating the overall consideration to each deliverable to use an ESP of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price for the deliverables. This guidance will be effective for fiscal years beginning on or after June 15, 2010 and early adoption is permitted. The Company will adopt this guidance on January 1, 2011 and does not expect a material impact on the Company’s consolidated financial statements.

In September 2009, the FASB issued FASB ASU 2009-14, Certain Revenue Arrangements that Include Software Elements, which excludes from the scope of the FASB’s software revenue guidance tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. This guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. If a company chooses to early adopt this guidance and the adoption is not at the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of the fiscal year. The Company will adopt this guidance on January 1, 2011 and does not expect a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued FASB ASU 2010-06, Improving Disclosures About Fair Value Measurements, which amends FASB ASC 820. The updated guidance requires new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The guidance also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The guidance became effective for interim and annual reporting periods beginning on or after December 15, 2009, with an exception for the disclosures of purchases, sales, issuances and settlements on the roll-forward of activity in Level 3 fair value measurements. Those disclosures will be effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company will adopt this guidance on January 1, 2011 and does not expect a material impact on its consolidated financial statements.

In December 2010, the FASB issued FASB ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, which amends FASB ASC 805. The updated guidance requires that if a public entity presents comparative financial statements, the acquirer should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This updated guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company will adopt this guidance if it has any business combinations subsequent to January 1, 2011.

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

	2010
	Quarter Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
Total revenues	$35,023	$38,811	$41,831	$50,650
Gross profit	24,611	27,106	28,850	35,018
Operating income	3,989	4,659	5,607	9,114
Net income	1,868	2,456	3,503	7,074

Net income per share:
Basic	$0.11	$0.14	$0.20	$0.39
Diluted	0.10	0.13	0.19	0.37

Shares used to compute net income per share:
Basic	17,320	17,445	17,524	17,956
Diluted	18,708	18,772	18,695	19,302

	2009
	Quarter Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
Total revenues	$29,476	$32,895	$33,170	$35,877
Gross profit	20,446	22,338	23,654	25,086
Operating income	2,417	2,979	4,275	4,770
Net income	1,223	2,097	2,801	2,519

Net income per share:
Basic	$0.07	$0.12	$0.16	$0.15
Diluted	0.07	0.12	0.15	0.14

Shares used to compute net income per share:
Basic	16,948	17,015	17,148	17,267
Diluted	17,635	18,070	18,486	18,643

16.  SUBSEQUENT EVENTS

Subsequent to December 31, 2010, the Company entered into a stock purchase agreement, dated as of February 28, 2011, with Agori Communications, GmbH (“Agori”), a reseller of its multichannel contact center solutions. Pursuant to the terms of the stock purchase agreement, the Company purchased 100% of the outstanding privately held stock of Agori funded with cash-on-hand. The Company acquired Agori as part of its growth strategy to accelerate business in key international markets. The allocation of the purchase price was not completed as of the date of this Annual Report on Form 10-K and the results of Agori’s operations were not included in the Company’s consolidated financial statements set forth above. The acquisition will be accounted for using the acquisition method of accounting in accordance with FASB ASC 805.

Interactive Intelligence, Inc.
Schedule II – Valuation and Qualifying Accounts
For the Years Ended December 31, 2010, 2009 and 2008

Description	Balance at Beginning of Period	Charged (Credited) to Revenue and Expenses, net	Reduction of Allowance (1)	Balance at End of Period
Allowance for Doubtful Accounts Receivable:
2010	$1,094,000	$1,259,000	$1,205,000	$1,148,000
2009	1,004,000	627,000	537,000	1,094,000
2008	1,076,000	1,258,000	1,330,000	1,004,000

(1)	Uncollectible accounts written off, net of recoveries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a)	Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010, pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

The Company’s  management (with the participation and under the supervision of the Company’s principal executive and principal financial officers) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation and the criteria in Internal Control—Integrated Framework issued by COSO, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010. The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, as stated in their report dated March 16, 2011, which is included in Item 8 of Part II of this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Attestation Report of Independent Registered Public Accounting Firm

See Independent Registered Public Accounting Firm report in Item 8 of Part II of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION.

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item concerning our directors and executive officers, audit committee members and financial expert, code of ethics, disclosure of delinquent Section 16 filers and shareholder director nomination procedures is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after December 31, 2010.

The following is the current biographical information with respect to our directors and our executive officers:

Board of Directors	Executive Officers

Donald E. Brown, M.D.	Donald E. Brown, M.D.
Chairman of the Board, President and Chief	Chairman of the Board, President and Chief
Executive Officer	Executive Officer

Richard G. Halperin	Gary R. Blough
Former Chief Executive Officer of Coherent Networks	Executive Vice President, Worldwide Sales
International Inc. (GIS software company)
William J. Gildea III
Edward L. Hamburg * ^	Vice President, Business Development
Venture Partner, Morgan Stanley Private Equity;
Former Executive Vice President of Corporate	Stephen R. Head
Operations, Chief Financial Officer and Corporate	Chief Financial Officer, Senior Vice President, Finance
Secretary of SPSS Inc. (provider of predictive analytics software technology	and Administration, Secretary and Treasurer
and services)

Michael C. Heim * +	Hans W. Heltzel
Senior Vice President, Information Technology and Chief	Vice President, Technical Support and
Information Officer, Eli Lilly and Company (pharmaceuticals company)	Professional Services

Mark E. Hill +^	Pamela J. Hynes
Managing Partner, Collina Ventures, LLC	Vice President, Worldwide Communications as a
(private investment company)	Service and Education

Richard A. Reck *+	Joseph A. Staples
President, Business Strategy	Chief Marketing Officer, Senior Vice President,
Advisors, LLC (business strategy consultancy)	Marketing
_________________
* Member of Audit Committee
+ Member of Compensation and Stock Option Committee
^ Member of Nominating and Corporate Governance Committee

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item concerning remuneration of our executive officers and directors, material transactions involving such executive officers and directors and Compensation Committee interlocks, as well as the Compensation Committee Report and the Compensation Discussion and Analysis, are incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after December 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item concerning the stock ownership of management, five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after December 31, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item concerning certain relationships and related person transactions, and director independence is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after December 31, 2010.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item concerning the fees and services of our independent registered public accounting firm and our Audit Committee actions with respect thereto is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after December 31, 2010.

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

INDEX TO EXHIBITS

		Incorporated by Reference to
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Restated Articles of Incorporation of the Company, as currently in effect	S-1 (Registration No. 333-79509)	3.1	5/28/1999

3.2	Amended By-Laws of the Company, as currently in effect	8-K	3.2	7/28/2009

10.1	*Amended 1999 Stock Option and Incentive Plan, as currently in effect	8-K	10.3	3/17/08

10.2	*Amended Outside Directors Stock Option Plan, as currently in effect	DEF 14A	Appendix A	4/8/2004

10.3	*Form of Change of Control and Retention Agreement by and between the Company and each of Stephen R. Head, Joseph A. Staples, Pamela J. Hynes, Gary R. Blough, William J. Gildea III and Hans W. Heltzel	8-K	10.5	3/17/2006

10.4	Asset Purchase Agreement dated as of April 17, 2007 between the Company and Alliance Systems Ltd.	8-K	10.6	4/23/2007

10.5	Patent License Agreement, dated December 31, 2004, between the Company and AudioFAX IP LLC (confidential treatment has been granted for certain portions of this exhibit, and accordingly, those portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission)	10-K	10.8	3/28/2005

10.6	*Employment Agreement, Non-Disclosure and Non-Competition between the Company and Gary R. Blough, dated May 26, 2006	8-K	10.6	5/31/2006

10.7	*Employment Agreement between the Company and Stephen R. Head, dated November 3, 2003	10-K	10.11	3/25/2004

10.8	*(i) Employment Agreement between the Company and Pamela J. Hynes dated November 4, 1996 and the First Amendment to Employment Agreement between the Company and Pamela J. Hynes dated February 23, 2000	10-Q	10.13	5/12/2004

	*(ii) Letter of Assignment between the Company and Pamela J. Hynes, dated as of January 2, 2007	10-K	10.20	3/15/2007

10.9	*Stock Option Agreement between the Company and Donald E. Brown, M.D., dated September 22, 1998	S-1 (Registration No. 333-79509)	10.14	5/28/1999

10.10	*Employment Agreement between the Company and Hans W. Heltzel, dated January 31, 2001				X

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.11
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
		10-K	10.16(ii)	3/17/2008

	(iii) Third Lease Amendment, dated June 19, 2007, between the Company and Duke Realty Limited Partnership (formerly Duke-Weeks Realty Limited Partnership)	8-K	10	6/25/2007

	(iv) Fourth Lease Amendment, dated March 14, 2008, between the Company and Duke Realty Limited Partnership (formerly Duke-Weeks Realty Limited Partnership)	10-Q	10.16	5/12/2008

10.12	*Form of Agreement for Incentive Stock Options under 1999 Stock Option and Incentive Plan	10-K	10.21	3/17/2008

10.13	*Form of Agreement for Nonqualified Stock Options under 1999 Stock Option and Incentive Plan	10-K	10.21	3/17/2008

10.14	Form of Indemnity Agreement between the Company and each of its directors and executive officers	S-1/A (Registration No. 333-79509)	10.23	7/14/1999

10.15	*Form of Agreement for Outside Directors Stock Option under Outside Directors Stock Option Plan	10-Q	10.24	11/15/2004

10.16	*Employment Agreement dated January 3, 2005 between the Company and Joseph A. Staples	8-K	10.25	1/6/2005

10.17	*Summary of Certain Director and Executive Officer Compensation				X

10.18	* Restricted Stock Unit Award Agreement Under 2006 Equity Incentive Plan				X

10.19	*Amended Interactive Intelligence, Inc. Employee Stock Purchase Plan, as currently in effect	8-K	10.28	1/5/2006

10.20	*Interactive Intelligence, Inc. 401(k) Savings Plan	S-8 (Registration No. 333-33772)	4.3	3/31/2000

10.21	*Interactive Intelligence, Inc. 2006 Equity Incentive Plan, As Amended May 20, 2010	8-K	10.33	5/24/2010

INDEX TO EXHIBITS

		Incorporated by Reference to
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.22	*Form of Incentive Stock Option Agreement under 2006 Equity Incentive Plan	8-K	10.35	2/22/2007

10.23	*Form of Nonqualified Stock Option Agreement under 2006 Equity Incentive Plan	8-K	10.36	2/22/2007

10.24	*Form of Non-Employee Director Stock Option Agreement under 2006 Equity Incentive Plan	10-Q	10.37	8/9/2007

10.25	*Form of Non-Employee Director Change of Control Agreement	10-Q	10.38	8/9/2007

10.26	*Employment Agreement dated January 1, 2010 between the Company and William J. Gildea, III	10-K	10.40	3/16/2010

21	Subsidiaries of the Company as of December 31, 2010				X

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm				X

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of the Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of the Chief Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

*	The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Interactive Intelligence, Inc.
(Registrant)

Date: March 16, 2011	By:	/s/ Stephen R. Head
Stephen R. Head
Chief Financial Officer, Senior Vice President of Finance and Administration, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITY	DATE

/s/ Donald E. Brown, M.D.	Chairman of the Board of Directors,	March 16, 2011
Donald E. Brown, M.D.	President, Chief Executive Officer
(Principal Executive Officer)

/s/ Stephen R. Head	Chief Financial Officer, Senior Vice President of Finance	March 16, 2011
Stephen R. Head	and Administration, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Richard G. Halperin	Director	March 16, 2011
Richard G. Halperin

/s/ Edward L. Hamburg, Ph. D.	Director	March 16, 2011
Edward L. Hamburg, Ph. D.

/s/ Mark E. Hill	Director	March 16, 2011
Mark E. Hill

/s/ Michael C. Heim	Director	March 16, 2011
Michael C. Heim

/s/ Richard A. Reck	Director	March 16, 2011
Richard A. Reck