Form 10-Q
period 2011-03-31
INTERACTIVE INTELLIGENCE INC
filed 2011-05-09
CIK 1083318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

____________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No *

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes *  No *

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes*  No☑

As of April 29, 2011, there were 18,697,210 shares outstanding of the registrant’s common stock, $0.01 par value.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements.

Interactive Intelligence, Inc.
Condensed Consolidated Balance Sheets
 As of March 31, 2011 and December 31, 2010
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$51,870	$48,300
Short-term investments	34,439	37,582
Accounts receivable, net of allowance for doubtful accounts of $1,365 at March 31, 2011 and $1,148 at December 31, 2010	37,295	36,130
Deferred tax assets, net	5,112	5,499
Prepaid expenses	9,054	7,456
Other current assets	4,773	4,989
Total current assets	142,543	139,956
Long-term investments	5,566	--
Property and equipment, net	11,877	10,336
Deferred tax assets, net	2,494	2,765
Goodwill	14,567	11,371
Intangible assets, net	12,068	11,001
Other assets, net	931	803
Total assets	$190,046	$176,232

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$15,139	$16,364
Accrued compensation and related expenses	5,303	6,553
Deferred product revenues	4,989	3,350
Deferred services revenues	47,109	43,281
Total current liabilities	72,540	69,548
Deferred revenue	8,935	7,420
Total liabilities	81,475	76,968

Commitments and contingencies	--	--

Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	--	--
Common stock, $0.01 par value; 100,000,000 shares authorized; 18,638,444 issued and outstanding at March 31, 2011, 18,157,789 issued and outstanding at December 31, 2010	186	182
Additional paid-in capital	109,990	103,837
Accumulated other comprehensive loss	(235)	(290)
Accumulated deficit	(1,370)	(4,465)
Total shareholders’ equity	108,571	99,264
Total liabilities and shareholders’ equity	$190,046	$176,232

See Accompanying Notes to Condensed Consolidated Financial Statements

 Interactive Intelligence, Inc.
Condensed Consolidated Statements of Income (unaudited)
For the Three Months Ended March 31, 2011 and 2010
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Revenues:
Product	$20,766	$15,786
Recurring	20,746	15,925
Services	6,218	3,312
Total revenues	47,730	35,023
Cost of revenues:
Product	6,196	4,799
Recurring	5,282	3,423
Services	3,712	2,174
Amortization of intangible assets	35	16
Total cost of revenues	15,225	10,412
Gross profit	32,505	24,611
Operating expenses:
Sales and marketing	14,157	10,352
Research and development	8,147	6,425
General and administrative	5,095	3,836
Amortization of intangible assets	184	9
Total operating expenses	27,583	20,622
Operating income	4,922	3,989
Other income (expense):
Interest income, net	43	42
Other expense, net	(166)	(775)
Total other expense, net	(123)	(733)
Income before income taxes	4,799	3,256
Income tax expense	1,704	1,388
Net income	$3,095	$1,868

Net income per share:
Basic	$0.17	$0.11
Diluted	0.16	0.10

Shares used to compute net income per share:
Basic	18,417	17,320
Diluted	19,780	18,708

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.
Condensed Consolidated Statement of Shareholders’ Equity (unaudited)
For the Three Months Ended March 31, 2011
(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive Gain	Accumulated
	Shares	Amount	Capital	(Loss)	Deficit	Total
Balances, December 31, 2010	18,158	$182	$103,837	$(290)	$(4,465)	$99,264

Stock-based compensation	--	--	1,318	--	--	1,318
Exercise of stock options	476	4	3,877	--	--	3,881
Issuances of common stock	4	--	96	--	--	96
Tax benefits from stock-based payment arrangements	--	--	862	--	--	862
Comprehensive income:
Net income	--	--	--	--	3,095	3,095
Net unrealized investment gain	--	--	--	55	--	55
Total comprehensive income	--	--	--	55	3,095	3,150
Balances, March 31, 2011	18,638	$186	$109,990	$(235)	$(1,370)	$108,571

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
For the Three Months Ended March 31, 2011 and 2010
(In thousands)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net income	$3,095	$1,868
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	1,481	1,059
Stock-based compensation expense	1,318	1,012
Tax benefits from stock-based payment arrangements	(862)	(1,251)
Deferred income tax	258	(150)
Accretion of investment income	(682)	27
Changes in operating assets and liabilities:
Accounts receivable	(49)	5,110
Prepaid expenses	(1,311)	(346)
Other current assets	372	(47)
Other assets	(128)	53
Accounts payable and accrued liabilities	(1,922)	143
Accrued compensation and related expenses	(1,585)	(1,304)
Deferred product revenues	1,793	(615)
Deferred services revenues	4,889	(214)
Net cash provided by operating activities	6,667	5,345

Investing activities:
Sales of available-for-sale investments	21,028	2,550
Purchases of available-for-sale investments	(22,740)	(7,828)
Purchases of property and equipment	(2,139)	(985)
Acquisition, net of cash	(4,111)	--
Unrealized gain on investment	26	--
Net cash used in investing activities	(7,936)	(6,263)

Financing activities:
Proceeds from stock options exercised	3,881	691
Proceeds from issuance of common stock	96	158
Tax benefits from stock-based payment arrangements	862	1,251
Net cash provided by financing activities	4,839	2,100

Net increase in cash and cash equivalents	3,570	1,182
Cash and cash equivalents, beginning of period	48,300	48,497
Cash and cash equivalents, end of period	$51,870	$49,679

Cash paid during the year for:
Interest	$--	$1
Income taxes	842	318

Other non-cash item:
Purchase of property and equipment payable at end of period	$746	$57

See Accompanying Notes to Condensed Consolidated Financial Statements

Interactive Intelligence, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2011 and 2010 (unaudited)

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

The Company’s accompanying condensed consolidated financial statements as of December 31, 2010 have been derived from the Company’s audited consolidated financial statements at that date but do not include all of the information and notes required by GAAP for complete financial statements. These accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2010, included in the Company’s most recent Annual Report on Form 10-K as filed with the SEC on March 16, 2011. The Company’s results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

2.	SUMMARY OF CERTAIN ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

The Company’s interim critical accounting policies and estimates include the recognition of income taxes using an estimated annual effective tax rate.  For a complete summary of the Company’s other significant accounting policies and other critical accounting estimates, refer to Note 2 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

During the three months ended March 31, 2011, there were no material changes to the Company’s significant accounting policies or critical accounting estimates.

In September 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, which addresses criteria for separating consideration in multiple-element arrangements. The guidance requires companies allocating the overall consideration to each deliverable to use an estimated selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price for the deliverables. This guidance is effective for fiscal years beginning on or after June 15, 2010 and early adoption was permitted. The Company adopted this guidance on January 1, 2011 and there was no material impact on its consolidated financial statements.

In September 2009, the FASB issued FASB ASU 2009-14, Certain Revenue Arrangements that Include Software Elements, which excludes from the scope of the FASB’s software revenue guidance tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. The Company adopted this guidance on January 1, 2011 and there was no material impact on its consolidated financial statements.

In December 2010, the FASB issued FASB ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, which amends FASB Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“FASB ASC 805”). The updated guidance requires that if a public entity presents comparative financial statements, the acquirer should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This updated guidance also expands the supplemental pro forma disclosures to require a company to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption was permitted. The Company adopted this guidance on January 1, 2011 and there was no material impact on its consolidated financial statements.

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

The Company’s short-term investments all mature in less than one year and its long-term investments all mature within three years. Both short-term and long-term investments are considered available for sale. The Company’s assets that are measured at fair value on a recurring basis are classified within Level 1 or Level 2 of the fair value hierarchy. The types of instruments valued based on quoted market prices in active markets include money market securities. Such instruments are classified within Level 1 of the fair value hierarchy. The Company invests in money market funds that are traded daily and does not adjust the quoted price for such instruments. The types of instruments valued based on quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include corporate notes, agency bonds, T-bills and  commercial paper. Such instruments are classified within Level 2 of the fair value hierarchy. The Company uses consensus pricing, which is based on multiple pricing sources, to value its fixed income investments.

The following table sets forth a summary of the Company’s financial assets, classified as cash and cash equivalents, short-term investments and long-term investments on its condensed consolidated balance sheet, measured at fair value as of March 31, 2011 (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash & cash equivalents:
Money market funds	$9,490	$9,490	$--	$--
Cash	9,112	9,112
Commercial paper	2,999	2,999
Agency bonds	1,650	1,650	--	--
Total	$23,251	$23,251	$--	$--

Short-term investments:
Corporate notes	$22,328	$--	$22,328	$--
Agency bonds	6,415	--	6,415	--
Commercial paper	5,696	--	5,696	--
Total	$34,439	$--	$34,439	$--

Long-term investments:
Corporate notes	$3,971	$--	$3,971	$--
Agency bonds	1,595	--	1,595	--
Total	$5,566	$--	$5,566	$--

4.	NET INCOME PER SHARE

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

	Three Months Ended March 31,
	2011	2010
Net income, as reported (A)	$3,095	$1,868

Weighted average shares of common stock outstanding (B)	18,417	17,320
Dilutive effect of employee stock options	1,363	1,388
Common stock and common stock equivalents (C)	19,780	18,708

Net income per share:
Basic (A/B)	$0.17	$0.11
Diluted (A/C)	0.16	0.10

The Company’s calculation of diluted net income per share for the three months ended March 31, 2011 and 2010 excludes stock options to purchase approximately 239,000 and 796,000 shares of the Company’s common stock, respectively, as their effect would be anti-dilutive.

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

The Company grants four types of equity compensation awards, including three types of stock options and RSUs. The first type of stock option granted by the Company to new employees and newly-elected non-employee directors is non-performance-based subject only to time-based vesting.  These stock options vest in four equal annual installments beginning one year after the grant date.  The fair value of these option grants is determined on the date of grant and the related compensation expense is recognized for the entire award on a straight-line basis over the vesting period.

The second type of stock option granted by the Company is performance-based subject to cancellation if the specified performance targets are not met. If the applicable performance targets have been achieved, the options will vest in four equal annual installments beginning one year after the performance-related period has ended.  The fair value of these stock option grants is determined on the date of grant and the related compensation expense is recognized over the requisite service period, including the initial period for which the specified performance targets must be met.

The third type of stock option granted by the Company is director options granted to non-employee directors annually. These options are similar to the non-performance-based options described above except that the director options vest one year after the grant date. The fair value of these option grants is determined on the date of the grant and the related compensation expense is recognized over one year. The director options are generally granted at the Company’s Annual Meeting of Shareholders during the second quarter of a fiscal year.

The fourth type of equity compensation awards granted to employees by the Company is RSUs. Commencing in January 2011, the Company began granting RSUs to certain key employees. The fair value of the RSUs is determined on the date of grant and the RSUs vest in four equal annual installments beginning one year after the grant date. RSUs are not included in issued and outstanding common stock until the shares are vested and settlement has occurred.

The plans may be terminated by the Company’s Board of Directors at any time.

Stock-Based Compensation Expense Information

The following table summarizes the allocation of stock-based compensation expense related to employee and director stock options and RSUs under FASB ASC Topic 718, Compensation – Stock Compensation for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Stock-based compensation expense by category:
Cost of recurring revenues	$105	$31
Cost of services revenues	25	48
Sales and marketing	392	324
Research and development	408	298
General and administrative	388	311
Total stock-based compensation expense	$1,318	$1,012

Stock Option and Restricted Stock Unit Valuation

The Company estimated the fair value of stock options using the Black-Scholes valuation model. There were no material changes in the way the assumptions were calculated as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The weighted-average estimated per option value of non-performance-based and performance-based options granted during the three months ended March 31, 2011 and 2010 used the following assumptions:

	Three Months Ended March 31,
Valuation assumptions for non-performance-based options:	2011	2010
Dividend yield	--%	--%
Expected volatility	63.10%	69.10%
Risk-free interest rate	1.74%	2.06%
Expected life of option (in years)	4.25	4.25

	Three Months Ended March 31,
Valuation assumptions for performance-based options:	2011	2010
Dividend yield	--%	--%
Expected volatility	65.55%	67..81%
Risk-free interest rate	1.97%	2.30%
Expected life of option (in years)	4.75	4.75

        RSUs are valued using the fair market value of the Company’s stock on the date of grant on a straight line basis taking into account an estimated forfeiture rate.

Stock Option and RSU Activity

The following table sets forth a summary of stock option activity for the three months ended March 31, 2011:
	As of March 31, 2011
	Options	Weighted- Average Exercise Price
Balances, beginning of year	3,129,373	$11.58
Options granted	293,500	32.33
Options exercised	(476,792)	8.14
Options cancelled, forfeited or expired	(8,500)	23.33
Options outstanding	2,937,581	14.17
Option price range	$2.55 – 32.33
Weighted-average fair value of options granted	$16.40
Options exercisable	1,743,848	$10.47

The following table sets forth a summary of RSU activity for the three months ended March 31, 2011:
As of March 31, 2011
Awards
Balances, beginning of year	--
RSUs granted	117,007
RSUs released	--
RSUs forfeited	(667)
RSUs outstanding	116,340

As of March 31, 2011, there were 1,316,047 shares of stock available for issuance for equity compensation awards under the 2006 Plan, including the three types of stock options and RSUs.

6.	CONCENTRATION OF CREDIT RISK

        No customer or partner accounted for more than 10% of the Company’s accounts receivable as of March 31, 2011 and December 31, 2010. No customer or partner accounted for 10% or more of the Company’s revenues for the three months ended March 31, 2011 and 2010. The United States and Canada accounted for 61% and 11%, respectively, of the Company’s revenues in the three months ended March 31, 2011. No other country accounted for more than 10% of the Company’s revenues in the three months ended March 31, 2011. No country other than the United States accounted for more than 10% of the Company's revenues in the three months ended March 31, 2010.

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

The following table sets forth the items accounting for the difference between expected income tax expense at the 35% federal statutory rate compared to actual income tax expense recorded in the Company’s condensed consolidated financial statements (in thousands):

	Three Months Ended March 31,
	2011	2010
Expected income tax expense at 35% tax rate	$1,680	$1,139
State taxes, net of federal benefit	191	237
Stock-based compensation expense related to non-deductible stock option expense	35	99
Disqualifying dispositions of stock options	(223)	(80)
Research tax credit	(138)	--
Other	159	(7)
Income tax expense	$1,704	$1,388

FASB ASC Topic 740, Income Taxes, prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company has identified an uncertain tax position related to certain tax credits that the Company currently believes meets the “more likely than not” recognition threshold to be sustained upon examination. Prior to the fourth quarter of 2007, this uncertain tax position had not been recognized because the Company had a full valuation allowance established.  The balance of the reserve was approximately $1.1 million at December 31, 2010. As of March 31, 2011, the reserve had not changed.

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

        During the third quarter of 2010, the Company utilized its remaining net operating losses generated from the exercise of stock options in prior years and began utilizing deferred tax assets generated from foreign withholding credits. At March 31, 2011, the Company had approximately $4.0 million of alternative minimum tax, federal and state research tax credit carryforwards and foreign tax credits available to offset taxes payable.

9.	ACQUISITIONS

Agori Acquisition

The Company entered into a stock purchase agreement, dated as of February 28, 2011, with Agori Communications, GmbH (“Agori”), a Frankfurt, Germany-based reseller of the Company’s solutions. Pursuant to the terms of the stock purchase agreement, the Company purchased 100% of Agori’s outstanding capital stock for an aggregate purchase price of $4.9 million, including $687,000 related to the working capital of Agori, funded with cash-on-hand. The Company deposited $493,000 of the purchase price into an escrow account to ensure funds are available to pay indemnification claims, if any. The Company acquired Agori as part of its growth strategy of accelerating business in key international markets, including Germany, which is currently the fourth largest economy in the world and the Company’s largest market in Europe, the Middle East and Africa. The acquisition was accounted for using the acquisition method of accounting in accordance with FASB ASC 805, and the results of Agori’s operations were included in the Company’s condensed consolidated financial statements commencing on March 1, 2011.

The purchase price allocations for the Company’s acquisition of Agori are based on a third-party valuation report which was prepared in accordance with the provisions of FASB ASC 805 and are considered preliminary and are subject to finalization. The Company is in the process of finalizing the valuation of Agori, which may affect the assigned values. Adjustments to the current values will result in a corresponding adjustment to recorded goodwill. The following table summarizes the fair value of the intangible and other assets acquired and liabilities assumed at the date of the acquisition (in thousands):

February 28, 2011
Cash and cash equivalents	$815
Accounts receivable	1,116
Prepaid expenses	287
Property and equipment, net	123
Other assets, net	156
Intangible assets, net	1,280
Goodwill	3,196
Total assets acquired	6,973
Accounts payable and accrued liabilities	(1,012)
Accrued compensation and related expenses	(335)
Deferred tax liability	(400)
Deferred services revenues	(300)
Net assets acquired	$4,926

The fair value of financial assets acquired includes accounts receivable with a fair value and a contractual value of $1.1 million. The receivables consist of amounts due from customers for products sold and/or services rendered.

The Company has recorded a deferred tax liability of $400,000 associated with the intangible asset recorded in connection with the Agori acquisition. This resulted in a corresponding adjustment recorded to goodwill.

Acquisition-related professional fees recognized during the first quarter of 2011 totaled approximately $168,000 and included transaction costs such as legal, accounting, valuation and other professional services, which were expensed as incurred. These costs are included within general and administrative expenses on the condensed consolidated statements of income.

The premium paid over the fair value of the net assets acquired in the purchase, or goodwill, was primarily attributed to Agori’s existing client base. Included within goodwill is the assembled workforce, comprised of 16 employees, which does not qualify for separate recognition. None of the goodwill is expected to be deductible for tax purposes.

Customer relationships are amortized based upon historical patterns in which the economic benefits are expected to be realized. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following sets forth the customer relationships acquired and their economic useful live at the date of acquisition (dollars in thousands):

	As of March 31, 2011
	Gross Amount	Accumulated Amortization	Net Amount	Economic Useful Life (in years)
Customer relationships	$1,280	--	$1,280	8

Pro Forma Results

The following table shows unaudited pro forma results of operations as if we had acquired Agori on January 1, 2010 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2011	2010
Revenue	$48,180	$35,810
Net Income	3,119	1,903
EPS – Basic	0.17	0.11
EPS - Diluted	0.16	0.10

The unaudited pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the transaction actually taken place at the beginning of the periods indicated.

Latitude Acquisition

The Company entered into a stock purchase agreement, dated as of October 5, 2010, with Global Software Services, Inc., doing business as Latitude Software (“Latitude”), a privately-held provider of accounts receivable management software and services. Pursuant to the terms of the stock purchase agreement, the Company purchased 100% of Latitude’s outstanding capital stock for an aggregate purchase price of $15.6 million, including $1.6 million related to the working capital of Latitude, funded with cash-on-hand. The Company deposited $1.1 million of the purchase price into an escrow account to ensure funds are available to pay indemnification claims, if any. Latitude is operating as a subsidiary of the Company. The Company acquired Latitude as part of its growth strategy of adding industry-specific applications and expertise. With a broader focus on Latitude, the Company intends to create tighter integration between Latitude’s applications and its core Interaction Center Platform® technology, enhance Latitude solutions for first-party debt collections, incorporate Latitude’s solutions in the Company’s cloud-based offerings, and internationalize Latitude’s solutions for sale around the world. The acquisition was accounted for using the acquisition method of accounting in accordance with FASB ASC 805, and the results of Latitude’s operations were included in the Company’s consolidated financial statements commencing on October 1, 2010.

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

Acquisition-related professional fees recognized as of March 31, 2011 for the Latitude acquisition totaled approximately $122,000, with approximately $33,000 recognized during the first quarter of 2011. Acquisition-related professional fees include transaction costs such as legal, accounting, valuation and other professional services, which were expensed as incurred. These costs are included within general and administrative expenses on the condensed consolidated statements of income.

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

Customer relationships, core technology and non-competition agreements are amortized based upon historical patterns in which the economic benefits are expected to be realized. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following are the identifiable intangible assets acquired and their respective economic useful lives at the date of acquisition (dollars in thousands):

	As of March 31, 2011
	Gross Amount	Accumulated Amortization	Net Amount	Economic Useful Life (in years)
Trade name	$1,670	$--	$1,670	Indefinite
Customer relationships	6,270	261	6,009	12
Core technology	980	38	942	13
Non-competition agreements	1,080	90	990	6
Total	$10,000	$389	$9,611

Pro Forma Results

The following table shows unaudited pro forma results of operations as if we had acquired Latitude on January 1, 2010 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2011	2010
Revenue	$47,730	$37,099
Net Income	3,095	2,557
EPS – Basic	0.17	0.15
EPS - Diluted	0.16	0.14

The unaudited pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the transaction actually taken place at the beginning of the periods indicated.

10.	SUBSEQUENT EVENT

The Company will ask its shareholders at its 2011 annual shareholder meeting to vote on a proposal to reorganize the Company as a holding company incorporated in Indiana.

If the reorganization is approved by shareholders at the annual meeting, in the reorganization:

        ●  Each outstanding share of the Company’s common stock will automatically convert into one share of common stock of a new Indiana corporation named Interactive Intelligence Group, Inc. (“ININ Group”), and the current shareholders of the Company will become shareholders of ININ Group on a one-for-one basis, holding the same number of shares and the same ownership percentage after the reorganization as they held prior to the reorganization.

        ●  The Company will become a wholly owned subsidiary of ININ Group.

        ●  All current subsidiaries of the Company will become direct or indirect subsidiaries of ININ Group.

        ●  Each of the outstanding options to acquire shares of the Company’s common stock will become options to acquire an identical number of shares of
                       ININ Group common stock with the same terms and conditions as before the reorganization.

        ●  Each outstanding RSU will become an RSU for an identical number of shares of ININ Group common stock.

        ●  It is expected that the Company’s board of directors and executive officers will hold the same positions with ININ Group.

        ●  ININ Group is expected to be listed on Nasdaq under “ININ,” the Company’s current symbol.

Upon completion of the reorganization, ININ Group would replace the Company as the publicly held corporation. The reorganization would generally be tax-free for the Company’s shareholders. The reorganization is more fully described in the proxy statement/prospectus relating to the annual meeting of shareholders filed with the SEC on April 29, 2011.

The primary objectives of the reorganization are to provide the Company with enhanced strategic, operational, and financing flexibility, improve its ability to determine financial results and profitability of different lines of business, and better manage tax expenses and exposure to liabilities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide our investors with an understanding of our past performance, our financial condition and our prospects and should be read in conjunction with other sections of this Quarterly Report on Form 10-Q. Investors should carefully review the information contained in this report under Part II, Item 1A “Risk Factors” and in the Part I, Item 1A “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The following will be discussed and analyzed:

        ●  Forward-Looking Information

        ●  Overview

        ●  Financial Highlights

        ●  Historical Results of Operations

        ●  Comparison of Three Months Ended March 31, 2011 and 2010

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

Our strategy is to expand our reach in three ways: through continued penetration of our unified Internet Protocol business communication solutions, through business process automation, and through the acquisition of complementary applications and distribution channels. In addition, we plan to invest in current partners to drive deeper penetration into existing accounts and existing markets, leverage our multi-national partners to expand global markets in which we operate and cultivate new strategic partners to grow our global presence.

We will seek shareholder approval of a proposal to reorganize our company as a holding company incorporated in Indiana at our 2011 annual shareholder meeting. If approved by our shareholders, upon completion of the reorganization, Interactive Intelligence Group, Inc. would replace Interactive Intelligence as the publicly held corporation. The reorganization would generally be tax-free for our shareholders. The reorganization is more fully described in the proxy statement/prospectus relating to the annual meeting of shareholders filed with the SEC on April 29, 2011. The primary objectives of the reorganization are to provide us with enhanced strategic, operational, and financing flexibility, improve our ability to determine financial results and profitability of different lines of business, and better manage tax expenses and exposure to liabilities. For further information, see Note 10 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

For further information on our business and the products and services we offer, refer to the Part I, Item 1 “Business” section of our Annual Report on Form 10-K for the year ended December 31, 2010.

Our management monitors certain key measures to assess our financial results. In particular, we track trends on product orders, contracted professional services, and cloud-based orders from quarter to quarter and in comparison to the prior year actual results and current year projected amounts. We also review leading market indicators to look for trends in economic conditions. In addition to orders and revenues, management reviews costs of revenue and operating expenses and staffing levels to ensure we are managing new expenditures and controlling costs. For additional discussions regarding trends and our expectations for 2011, see “Financial Highlights” on page 15.

In addition to the above, our management monitors diluted earnings per share (“EPS”), a key measure of performance also used by analysts and investors, based on accounting principles generally accepted in the United States of America (“GAAP”) and on a non-GAAP basis. Management uses non-GAAP EPS, net income and operating income to analyze our business. These non-GAAP measures include revenue which was not recognized on a GAAP basis due to purchase accounting adjustments and exclude non-cash stock-based compensation expense, non-cash purchase accounting adjustments and non-cash income tax expense. During the fourth quarter of 2010, we began including purchase accounting adjustments in our GAAP to non-GAAP reconciliation and historical amounts shown below are presented using the revised format. These measures are not in accordance with, or an alternative for, GAAP, and may be different from non-GAAP measures used by other companies. Stock-based compensation expense and purchase accounting adjustments are non-cash and income tax expense is primarily non-cash. We believe that the presentation of non-GAAP results, when shown in conjunction with corresponding GAAP measures, provides useful information to our management and investors regarding financial and business trends related to our results of operations. Further, our management believes that these non-GAAP measures improve management’s and investors’ ability to compare our financial performance with other companies in the technology industry. Because stock-based compensation expense, purchase accounting adjustments and non-cash income tax expense amounts can vary significantly between companies, it is useful to compare results excluding these amounts. Our management also uses financial statements that exclude stock-based compensation expense related to stock options, purchase accounting adjustments and non-cash income tax expense for our internal budgets.

        Reconciliations of these non-GAAP measures to the most directly comparable GAAP measures are included below (in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010

Net income, as reported	$3,095	$1,868
Purchase accounting adjustments:
Increase to revenues:
Recurring	59	7
Services	31	2
Reduction of operating expenses:
Customer relationships	139	9
Technology	35	16
Non-compete agreements	45	-
Acquisition costs	201	-
Total	510	34
Non-cash stock-based compensation expense:
Cost of recurring revenues	105	31
Cost of services	25	48
Sales and marketing	392	324
Research and development	408	298
General and administrative	388	311
Total	1,318	1,012
Non-cash income tax expense	549	1,241
Non-GAAP net income	$5,472	$4,155

Operating income, as reported	$4,922	$3,989
Purchase accounting adjustments	510	34
Non-cash stock-based compensation expense	1,318	1,012
Non-GAAP operating income	$6,750	$5,035

Diluted EPS, as reported	$0.16	$0.10
Purchase accounting adjustments	0.03	0.00
Non-cash stock-based compensation expense	0.07	0.05
Non-cash income tax expense	0.02	0.07
Non-GAAP diluted EPS	$0.28	$0.22

Financial Highlights

The table below shows our total revenues (in millions) for the most recent five quarters and the years ended December 31, 2010, 2009 and 2008 and the percentage change over the previous period.

Period	Revenues	Sequential Growth %
Three Months Ended:
March 31, 2011	$47.7	(6)%
December 31, 2010	50.7	21%
September 30, 2010	41.8	8%
June 30, 2010	38.8	11%
March 31, 2010	35.0	(3)%

Year Ended December 31:
2010	$166.3	27%
2009	131.4	8%
2008	121.4	10%

        During the three months ended March 31, 2011, product revenues increased 32% compared to the same period in 2010. The increase was primarily due to a 28% increase in the dollar amount of orders received from new and existing customers as we continued to license our software to larger organizations. We received 21 product orders over $250,000 during the three months ended March 31, 2011 compared to 12 product orders over $250,000 during the three months ended March 31, 2010.

Our recurring revenues increased 30% during the first quarter of 2011 compared to the first quarter of 2010. Recurring revenues include maintenance and support and cloud-based revenues. Cloud-based orders received during the first quarter of 2011 increased $6.3 million compared to the same period in 2010. We have continued to see interest for our cloud-based solutions grow among prospective customers as cloud computing is becoming an accepted alternative to premise-based solutions.

As our cloud-based business has grown, the associated costs have also increased as we have expanded our cloud-based infrastructure and staffing both domestically and internationally. We have two data centers in the United States, and one in each of the United Kingdom, Japan, Australia and Germany.

Services revenues increased 88% during the three months ended March 31, 2011 compared to the same period in 2010. This increase was attributable to the large contracts from both premise-based and cloud-based customers. Consistent with an increase in services revenue, the cost of services revenue also increased during the same period due to increased professional services and education staffing.

During the three months ended March 31, 2011, we continued to invest in our operations by increasing our staffing company-wide by 34% compared to the prior year period, which resulted in increased compensation expenses year-over-year. We anticipate our staffing levels will continue to increase during 2011.

On February 28, 2011, we entered into a stock purchase agreement with Agori Communications, GmbH (“Agori”), a Frankfurt, Germany-based reseller of our solutions. Pursuant to the terms of the stock purchase agreement, we purchased 100% of Agori’s outstanding capital stock for an aggregate purchase price of $4.9 million, including $687,000 related to the working capital of Agori, funded with cash-on-hand. We acquired Agori as part of our growth strategy of accelerating business in key international markets, including Germany, which is currently the fourth largest economy in the world and our largest market in Europe, the Middle East and Africa.

Historical Results of Operations

The following table presents certain financial data, derived from our unaudited statements of income, as a percentage of total revenues for the periods indicated. The operating results for the three months ended March 31, 2011 and 2010 are not necessarily indicative of the results that may be expected for the full year or for any future period.

	Three Months Ended March 31,
	2011	2010
Revenues:
Product	44%	45%
Recurring	43	45
Services	13	10
Total revenues	100	100
Cost of revenues:
Product	13	14
Recurring	11	10
Services	8	6
Amortization of intangible assets	--	--
Total cost of revenues	32	30
Gross profit	68	70
Operating expenses:
Sales and marketing	29	30
Research and development	17	18
General and administrative	11	11
Amortization of intangible assets	--	--
Total operating expenses	57	59
Operating income	11	11
Other income:
Interest income, net	--	--
Other expense	--	(2)
Total other income	--	(2)
Income before income taxes	11	9
Income tax expense	4	4
Net income	7%	5%

Comparison of Three Months Ended March 31, 2011 and 2010

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

Product Revenues	Three Months Ended March 31,
	2011	2010
	($ in thousands)
Product revenues	$20,766	$15,786
Change from prior year period	32%	21%
Percentage of total revenues	44%	45%

Product revenues increased $5.0 million, or 32%, during the three months ended March 31, 2011 compared to the three months ended March 31, 2010, primarily due to a 28% increase in the dollar amount of orders received from both new and existing customers. During the first quarter of 2011, we received 21 product orders over $250,000, compared to 12 product orders over $250,000 during the first quarter of 2010. Those product orders included two orders over $1.0 million received in each of the first quarter of 2011 and the first quarter of 2010. Additionally, the dollar amount of hardware orders received increased 49% during the first quarter of 2011 compared to a year ago as there were more sales of our handsets. As the dollar amount of hardware orders received increased, the associated cost of product also increased.

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

Recurring Revenues	Three Months Ended March 31,
	2011	2010
	($ in thousands)
Recurring revenues	$20,746	$15,925
Change from prior year period	30%	19%
Percentage of total revenues	43%	45%

Recurring revenues include the portion of license arrangements allocated to maintenance and support from perpetual and annually renewable contracts, renewals of annually renewable licenses and maintenance contracts, and revenues from our cloud-based applications. Revenues related to our renewal and support fees represented approximately 88% and 91% of our total recurring revenues for the three months ended March 31, 2011 and 2010, respectively. The mix of annually renewable and perpetual licensing arrangements in the future is not expected to impact our future recurring revenues.

Recurring revenues increased $4.8 million, or 30%, during the three months ended March 31, 2011 compared to the same period in 2010, primarily due to an increase in renewal and support fees of $3.7 million in 2011 resulting from continued growth in the number and size of our installed base of customers. In addition, cloud-based revenues increased $1.1 million year-over-year as more customers selected our cloud-based solutions.

Renewal rates for license and support fees in the three months ended March 31, 2011 were consistent with the renewal rates in the three months ended March 31, 2010.

Revenues from cloud-based contracts are recognized ratably over the life of the contract, which is typically three to four years. Our unrecognized cloud-based revenues were $19.6 million and $7.0 million as of March 31, 2011 and 2010, respectively. These amounts are not included in deferred revenues on our balance sheet.

We believe recurring revenues will continue to grow with further expansion of our installed base of customers and continued increase in our cloud-based contracts as more customers utilize hosted delivery of software for their information technology needs.

Services Revenues	Three Months Ended March 31,
	2011	2010
	($ in thousands)
Services revenues	$6,218	$3,312
Change from prior year period	88%	11%
Percentage of total revenues	13%	10%

Services revenues primarily include revenues related to professional services and education.

Services revenues increased $2.9 million, or 88%, in the first three months of 2011 compared to the first three months of 2010. The increase was primarily due to an increase in professional services related to increases in both the number and size of our customer installations as we signed larger direct contracts with both premise-based and cloud-based customers.

Services revenues have and will continue to fluctuate based on the number of attendees at our educational classes and the amount of assistance our customers and partners need for implementation. We believe services revenues will continue to grow as product revenues increase, order sizes increase and direct sales grow.

Cost of Revenues	Three Months Ended March 31,
	2011	2010
	($ in thousands)
Cost of revenues:
Product	$6,196	$4,799
Recurring	5,282	3,423
Services	3,712	2,174
Total cost of revenues	$15,190	$10,396
Change from prior year period	46%	15%
Product cost as a % of product gross revenues	30%	30%
Recurring cost as a % of recurring gross revenues	25%	24%
Services cost as a % of services gross revenues	60%	66%

Cost of product revenues consists of hardware costs (including media servers and Interaction Gateway® appliances that we develop, as well as servers, telephone handsets and gateways that we purchase and resell), royalties for third-party software and other technologies included in our solutions, personnel costs and product distribution facility costs. Cost of product revenues can fluctuate depending on which software applications are licensed to our customers and partners, the third-party software that is licensed by the end-user from us as part of our software applications and the dollar amount of orders for hardware and appliances.

Cost of product revenues increased $1.4 million during the first quarter of 2011 compared to the same quarter in 2010 primarily because more customers chose to implement our solutions with our hardware offerings. In addition, royalty expense increased period-over-period principally due to a contractual license for intellectual property.

Cost of Recurring Revenues

Cost of recurring revenues consists primarily of compensation expenses for technical support personnel and costs associated with our cloud-based offering. Cost of recurring revenues increased $1.9 million during the three months ended March 31, 2011 compared to the three months ended March 31, 2010, primarily due to an increase in compensation and travel related expenses of $1.2 million resulting from an increase in the number of maintenance staff, support staff and staff associated with the delivery of our cloud-based solutions, as well as staff added as a result of recent acquisitions. Expenses related to revenue growth in our cloud-based offering increased $614,000 during the first quarter of 2011 compared to the first quarter of 2010 primarily due to data center, hosting and personnel costs. Although some costs related to our cloud-based offerings are fixed, others are variable based on usage and call volume and, therefore, we would expect our recurring expenses to increase as the revenues from these orders are recognized.

Cost of Services Revenues

Cost of services revenues consists primarily of compensation expenses for professional services and educational personnel. Cost of services revenues increased by $1.5 million during the first quarter of 2011 compared to the same period in 2010 primarily due to a $1.3 million increase in compensation and travel related expenses resulting from an increase in professional services and education staffing, as well as staff added as a result of recent acquisitions.

Cost of services revenues as a percentage of services revenues decreased during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 even though the actual costs increased primarily due to the significant increase in professional services revenues year-over-year.

Gross Profit	Three Months Ended March 31,
	2011	2010
	($ in thousands)
Gross profit	$32,505	$24,611
Change from prior year period	32%	20%
Percentage of total revenues	68%	70%

Gross profit as a percentage of total revenues in any particular period reflects the amount of product, recurring and services revenues recognized and the cost of product, recurring and services incurred.

Gross profit increased by $7.9 million during the three months ended March 31, 2011 compared to the same period in 2010 as a result of the impact of the factors discussed above.

Operating Expenses

Sales and Marketing	Three Months Ended March 31,
	2011	2010
	($ in thousands)
Sales and marketing expenses	$14,157	$10,352
Change from prior year period	37%	12%
Percentage of total revenues	30%	30%
Percentage of net product and cloud-based revenues	96%	94%

Sales and marketing expenses primarily include compensation, travel, and promotional costs related to our sales, marketing and channel management operations. These expenses increased by $3.8 million during the first quarter of 2011 compared to the first quarter of 2010 primarily due to an increase in compensation and travel related expenses of $2.6 million as sales and marketing staffing increased 24%, as well as staff added as a result of recent acquisitions. Additionally, corporate marketing expenses increased $812,000 year-over-year due to increased spending on promotional events and advertising.

We expect sales and marketing expenses will increase in future periods as we continue to expand our promotional and branding initiatives.  We believe that the investment in sales and marketing is a critical piece to our future growth.

Research and Development	Three Months Ended March 31,
	2011	2010
	($ in thousands)
Research and development expenses	$8,147	$6,425
Change from prior year period	27%	14%
Percentage of total revenues	17%	18%

Research and development expenses are comprised primarily of compensation and depreciation expenses. These expenses increased by $1.7 million during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to an increase in compensation expense of $1.4 million resulting from a 29% increase in research and development staffing, as well as staff added as a result of recent acquisitions.

We believe that investment in research and development is critical to our future growth, particularly because our competitive position in the marketplace is directly related to the timely development of new and enhanced solutions. As a result, we expect research and development expenses will continue to increase in future periods.

General and Administrative	Three Months Ended March 31,
	2011	2010
	($ in thousands)
General and administrative expenses	$5,095	$3,836
Change from prior year period	33%	20%
Percentage of total revenues	11%	11%

General and administrative expenses include compensation expense as well as general corporate expenses that are not allocable to other departments, such as legal and other professional fees and bad debt expense. These expenses increased $1.3 million during the first quarter of 2011 compared to the same period in 2010 primarily due to an increase in compensation expense of $566,000 as a result of an increase in staffing of 28%, as well as staff added as a result of recent acquisitions. Additionally, expenses related to outside legal services increased $304,000 year-over-year due to our proposed reorganization into a holding company structure, recent acquisitions and various other legal matters within the normal course of business.

Other Income (Expense)

Interest Income, Net	Three Months Ended March 31,
	2011	2010
	($ in thousands)
Cash, cash equivalents, short-term and long-term investments (average)	$88,879	$68,190
Interest income, gross	43	42
Return on investments	0.19%	0.25%

        Interest income, net, primarily consists of interest earned from investments and interest-bearing cash accounts. Interest expense and fees, which were not material in any years reported, are also included in this category.

Interest earned on investments remained unchanged during the first quarter of 2011 compared to the same period in 2010 as a result of decreasing yields on investments offset by increasing investment balances.

We continue to monitor the allocation of funds in which we have invested to maximize our return on investment while utilizing safe investment alternatives within our established investment policy. Beginning in the first quarter of 2011, we purchased investments with maturities of up to three years to increase investment income. We do not have any investments in subprime assets.

Other Expense, Net	Three Months Ended March 31,
	2011	2010
	($ in thousands)
Other expense, net	$123	$733

Other expense, net includes foreign currency transaction gains and losses. These gains and losses can fluctuate based on the amount of receivables that are generated in certain international currencies (particularly the Euro), the exchange gain or loss that results from foreign currency disbursements and receipts, and the cash balances and exchange rates at the end of a reporting period. Other expense included $166,000 and $775,000 of foreign currency losses during the three months ended March 31, 2011 and 2010, respectively. The expense in 2010 was related to an overall weakening of the Euro and British Pound in relation to the U.S. dollar. During February 2010, we transferred the majority of our Euro cash balances to a U.S. dollar account and in May 2010, we instituted a currency hedging program to help mitigate future effects of fluctuations in the foreign exchange rates on cash and receivables. As a result of these changes, other expense decreased year-over-year. We continue to explore ways to mitigate the impact of currency fluctuations in the future.

Income Tax Expense	Three Months Ended March 31,
	2011	2010
	($ in thousands)
Income tax expense	$1,704	$1,388

Our effective tax rate for the three months ended March 31, 2011 was 35.5%. This tax rate was determined by considering the annual expected federal tax rate, rates in various states and international jurisdictions in which we have operations, and a portion of the amount of stock-based compensation that is not deductible for income tax purposes. For the three months ended March 31, 2011, we expect to pay $1.2 million in taxes, with the remaining amounts offset by various credits and deductions for tax reporting purposes.

Liquidity and Capital Resources

We generate cash from the collection of payments related to licensing our products as well as from selling hardware, renewals of annual licenses and maintenance and support agreements, and the delivery of other services.  During the three months ended March 31, 2011, we also received $3.9 million in cash from the exercise of stock options and $96,000 from purchases of common stock under our 2000 Employee Stock Purchase Plan. We use cash primarily for paying our employees (including salaries, commissions and benefits), leasing office space, paying travel expenses, marketing activities, paying vendors for hardware, other services and supplies, purchasing property and equipment, research and development costs and funding acquisitions. For example, we acquired Agori for $4.9 million in cash during the first quarter of 2011. We continue to be debt free.

We determine liquidity by combining cash and cash equivalents, short-term investments and long-term investments as shown in the table below. Based on our recent performance and current expectations, we believe that our current liquidity position, when combined with our anticipated cash flows from operations, will be sufficient to satisfy our working capital needs and current or expected obligations associated with our operations over the next 12 months. Our future requirements will depend on many factors, including cash flows from operations, territory expansion and product development decisions and potential acquisitions. If our liquidity is not sufficient to cover our needs, we may be forced to raise additional capital, either through the capital markets or debt financings, and may not be able to do so on favorable terms or at all.

	March 31, 2011	December 31, 2010
	($ in thousands)
Cash and cash equivalents	$51,870	$48,300
Short-term and long-term investments	40,005	37,582
Total liquidity	$91,875	$85,882

The amount that we report as cash and cash equivalents or as short-term investments fluctuates depending on investing decisions in each period. Purchases of short-term investments are reported as a use of cash and the related receipt of proceeds upon maturity of investments is reported as a source of cash.

The following table shows cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended March 31,
	2011	2010

Beginning cash and cash equivalents	$48,300	$48,497
Cash provided by operating activities	6,667	5,345
Cash used in investing activities	(7,936)	(6,263)
Cash provided by financing activities	4,839	2,100
Ending cash and cash equivalents	$51,870	$49,679

        Cash provided by operating activities during both periods was generated primarily by our net income adjusted for routine fluctuations in our operating assets and liabilities. The cash used in investing activities during the three months ended March 31, 2011 increased compared to the same period in 2010 due to the continued transferring of a portion of our cash to short-term and long-term investments as well as the purchase of Agori during the first quarter of 2011. Cash provided by financing activities during both periods was primarily due to tax benefits from stock-based payment arrangements and proceeds from stock options exercised.

Contractual Obligations

As of March 31, 2011, we had additional purchase obligations totaling $848,000 to be paid out over the next year for marketing related contracts. There have been no other material changes to our contractual obligations as set forth in the Contractual Obligations table disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Off-Balance Sheet Arrangements

Except as set forth in the Contractual Obligations table disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as of March 31, 2011.

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

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. Actual results may differ from those estimates and judgments under different assumptions or conditions. We have discussed the critical accounting policies that we believe affect our more significant estimates and judgments used in the preparation of our consolidated financial statements in the “Management’s Discussion and Analysis of Financial Condition and Results of the Operations—Critical Accounting Policies and Estimates” section of our Annual Report on Form 10-K for the year ended December 31, 2010 and in Note 2 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. For a further summary of certain accounting policies, see Note 2 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Foreign Currency Exchange Rates

We transact business in certain foreign currencies including the British pound and the Euro. However, as a majority of the orders we receive are denominated in United States dollars, a strengthening of the dollar could make our products more expensive and less competitive in foreign markets. During 2010, we began hedging both our accounts receivable and cash that are held in Euros due to the effects of the fluctuations in the foreign currency exchange rates. Prior to 2010, we had not historically used foreign currency options or forward contracts to hedge our currency exposures because of variability in the timing of cash flows associated with our larger contracts. We continue to mitigate our foreign currency risk by generally transacting business and paying salaries in the functional currency of each of the major countries in which we do business, thus creating natural hedges. Additionally, as our business matures in foreign markets, we may offer our products and services in certain other local currencies. If this were to occur, foreign currency fluctuations would have a greater impact on us and may have an adverse effect on our results of operations. For the three months ended March 31, 2011, our foreign currency transaction losses amounted to $166,000.

As of March 31, 2011 and December 31, 2010, we had accounts with Euro balances of approximately $2.7 million and $5.6 million, respectively, British pound balances of $122,000 and $207,000, respectively, and balances of seven other foreign currencies totaling $545,000 and $332,000, respectively.

Interest Rate Risk

We invest cash balances in excess of operating requirements in securities that have maturities of one year or less. The carrying value of these securities approximates market value, and there is no long-term interest rate risk associated with these investments.

Item 4.	Controls and Procedures.

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011, pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The information set forth under “Legal Proceedings” in Note 7 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors.

In addition to the information set forth in this Quarterly Report on Form 10-Q and before deciding to invest in, or retain, shares of our common stock, you also should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. Those risk factors could materially affect our business, financial condition and results of operations.

The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition and results of operations. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Interactive Intelligence, Inc. (Registrant)

Date: May 9, 2011	By:	/s/ Stephen R. Head
Stephen R. Head Chief Financial Officer, Senior Vice President of Finance and Administration, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)